Form 10-Q
period 2006-09-30
Hampden Bancorp, Inc.
filed 2006-12-22
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER : 333-137359

Hampden Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5714154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19 Harrison Ave.
Springfield, Massachusetts 01102

(Address of principal executive offices) (Zip Code)

(413) 736-1812

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock ($0.01 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated Filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☒ No ☐

As of December 22, 2006, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

Hampden Bancorp, Inc. filed a registration statement on Form S-1 (File No. 333-137359), as amended (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which the SEC declared effective on November 13, 2006. The Registration Statement included financial statements of Hampden Bancorp, MHC and subsidiary for the year ended June 30, 2006. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the year reported in the Registration Statement.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

HAMPDEN BANCORP, MHC AND SUBSIDIARY

Item 1: Financial Statements

Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC’s conversion from a mutual bank holding company to a stock bank holding company. At September 30, 2006, Hampden Bancorp, Inc. had no assets and conducted no operations, and, therefore, the information presented in this report is for Hampden Bancorp, MHC and Hampden Bank.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	June 30,
	2006	2006
	(Unaudited)

ASSETS
Cash and due from banks	$12,383	$12,770
Federal funds sold and other short-term investments	9,095	2,091
Cash and cash equivalents	21,478	14,861

Securities available for sale, at fair value	119,431	110,761
Federal Home Loan Bank of Boston stock, at cost	5,557	5,273
Loans held for sale	1,845	321
Loans, net of allowance for loan losses of $3,725 at September 30, 2006 and $3,695 at June 30, 2006	314,675	317,881
Premises and equipment, net	4,539	4,614
Accrued interest receivable	1,842	1,807
Deferred tax asset	2,827	3,448
Bank-owned life insurance	8,573	8,497
Other assets	1,828	1,323

	$482,595	$468,786

LIABILITIES AND RETAINED EARNINGS

Deposits	$329,558	$322,714
Securities sold under agreements to repurchase	13,026	11,235
Short-term borrowings	57,000	19,000
Long-term debt	46,305	80,824
Mortgagors’ escrow accounts	750	573
Accrued expenses and other liabilities	3,475	3,166
Total liabilities	450,114	437,512

Commitments and contingencies

Retained Earnings	33,822	33,627
Accumulated other comprehensive loss	(1,341)	(2,353)
Total retained earnings	32,481	31,274

	$482,595	$468,786

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,180	$4,202
Debt securities	1,340	1,278
Dividends	35	38
Federal funds sold and other short-term investments	41	18
Total interest and dividend income	6,596	5,536

Interest expense:
Deposits	2,680	1,916
Borrowings	1,269	757
Total interest expense	3,949	2,673

Net interest income	2,647	2,863
Provision for loan losses	25	50
Net interest income, after provision for loan losses	2,622	2,813

Non-interest income:
Customer service fees	241	217
Loss on sales of securities, net	(2)	(1)
Gain on sales of loans	38	6
Increase in cash surrender value of life insurance	77	74
Other	43	64
Total non-interest income	397	360

Non-interest expense:
Salaries and employee benefits	1,647	1,593
Occupancy and equipment	309	308
Data processing services	169	183
Advertising	140	113
Other general and administrative	471	415
Total non-interest expense	2,736	2,612

Income before income taxes	283	561

Provision for income taxes	88	149

Net income	$195	$412

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income/Loss	Total
	(Unaudited)

Balance at June 30, 2005	32,607	(578)	32,029

Comprehensive income/loss:
Net income	412	—	412
Change in net unrealized loss on securities available for sale, net of reclassification			—
adjustment and tax effects	—	608	608
Total comprehensive income			1,020

Balance at September 30, 2005	$33,019	$30	$33,049

Comprehensive income/loss:
Net income	1,020	—	1,020
Change in net unrealized loss on securities available for sale, net of reclassification			—
adjustment and tax effects	—	(1,775)	(1,775)
Total comprehensive loss			(755)

Balance at June 30, 2006	$33,627	$(2,353)	$31,274

Comprehensive income/loss:
Net income	195	—	195
Change in net unrealized loss on securities available for sale, net of reclassification			—
adjustment and tax effects	—	1,012	1,012
Total comprehensive income			1,207

Balance at September 30, 2006	$33,822	$(1,341)	$32,481

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$195	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25	50
Net amortization of securities	(17)	(44)
Depreciation and amortization	150	151
Loss/gain on sales of securities, net	2	1
Loans originated for sale	(3,329)	(2,570)
Proceeds from loan sales	1,843	2,576
Gain on sales of loans	(38)	(6)
Increase in cash surrender value of bank-owned life insurance	(76)	(75)
Deferred tax expense/(benefit)	317	(5,242)
Net change in:
Accrued interest receivable	(35)	21
Other assets	(505)	25
Accrued expenses and other liabilities	309	(985)
Net cash used by operating activities	(1,159)	(5,686)

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	300	499
Maturities and calls	—	1,097
Principal payments	4,750	7,083
Purchases	(12,389)	(12,997)
Purchase of Federal Home Loan Bank stock	(284)	(210)
Loans originated, net of principal payments received	3,181	(5,754)
Purchase of premises and equipment	(75)	(51)
Net cash used by investing activities	(4,517)	(10,333)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	6,844	3,555
Net change in repurchase agreements	1,791	32
Net change in other secured borrowings	—	(2,383)
Net change in short-term borrowings	38,000	9,574
Proceeds from issuance of long-term debt	—	9,337
Repayment of long-term debt	(34,519)	(4,500)
Increase in mortgagors’ escrow accounts	177	110
Net cash provided by financing activities	12,293	15,725

Net change in cash and cash equivalents	6,617	(294)

Cash and cash equivalents at beginning of period	14,861	8,769

Cash and cash equivalents at end of period	$21,478	$8,475

Supplemental cash flow information:
Interest paid on deposits	$2,680	$1,916
Interest paid on repurchase agreements	110	48
Interest paid on borrowings	1,159	709
Income taxes paid	133	78

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and consolidation

The consolidated financial statements include the accounts of Hampden Bancorp, MHC and its wholly-owned subsidiary, Hampden Bank (the “Company”).  Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s most recent Securities and Exchange Commission Form S-1 filed by the Company.

2. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $80.5 million at September 30, 2006, compared to $76.1 million as of June 30, 2006. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Hampden Bancorp, MC and its subsidiary through a discussion of the factors affecting our financial condition at September 30, 2006 and June 30, 2006 and our consolidated results of operations for the three months ended September 30, 2006, and September 30, 2005.

Following the completion of the reorganization and offering we anticipate that our non-interest expense will increase as a result of the increased costs associated with managing a public company, increased compensation expenses associated with the purchases of shares of common stock by our employee stock ownership plan, and the adoption of the recognition and retention plan and the stock option plan, if approved by Hampden Bancorp’s stockholders.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may”. Certain factors which could have a material adverse affect on the operations of the Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key-third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. Additionally, other risks and uncertainties are described in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion, or make significant assumptions that have or could have a material impact on the carrying value of certain assets or on income, to be critical accounting policies.  We consider the following to be our critical accounting policies:

Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the securities.  Declines in fair value of securities held to maturity and available for sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Hampden Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

Allowance for loan losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated, general and unallocated components.  The allocated component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  Hampden Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Analysis of Net Interest Income.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Hampden Bank does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average			Average
	Outstanding		Yield	Outstanding		Yield
	Balance	Interest	/Rate (1)	Balance	Interest	/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans - Net (2)	$319,179	$5,180	6.49%	$271,075	$4,202	6.20%
Investment securities	119,380	1,375	4.61	126,802	1,316	4.15
Fed Funds Sold	3,195	41	5.13	2,205	18	3.27
Total interest earning assets	441,754	6,596	5.97	400,082	5,536	5.53
Non-interest earning assets	32,725			25,148
Total assets	$474,479			$425,230

Interest-bearing liabilities:
Savings deposits	$52,087	319	2.45	$29,710	27	0.36
Money market	25,196	138	2.19	26,877	73	1.09
NOW and other checking accounts	53,155	58	0.44	59,932	55	0.37
Certificates of deposit	192,988	2,165	4.49	192,718	1,761	3.66
Total deposits	323,426	2,680	3.31	309,237	1,916	2.48

Borrowed funds	113,234	1,269	4.48	80,054	757	3.78
Total interest-bearing liabilities	436,660	3,949	3.62	389,291	2,673	2.75
Non-interest bearing liabilities	5,223			4,271
Total liabilities	441,883			393,562
Equity	32,596			31,668
Total Liabilities and equity	$474,479			$425,230

Net interest income		$2,647			$2,863
Net interest rate spread (3)			2.36%			2.79%
Net interest-earning assets (4)	$5,094			$10,791

Net interest margin (5)			2.40%			2.86%
Average interest-earning assets to interest-bearing liabilities			101.17%			102.77%

(1)          Yields and rates for the three months ended September 30, 2006 and 2005 are annualized.

(2)          Includes loans held for sale.

(3)          Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2006 and 2005.

(4)          Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)          Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Hampden Bank’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans - Net (1)	$773	$205	$978
Investment securities	(80)	139	59
Interest-earning deposits	10	13	23
Total interest-earning assets	704	356	1,060

Interest-bearing liabilities:
Savings deposits	34	258	292
Money market	(5)	70	65
NOW accounts	(7)	10	3
Certificates of deposits	2	402	404
Total deposits	25	739	764

Borrowed funds	354	158	512
Total interest-bearing liabilities	379	897	1,276
Change in net interest income	$325	$(541)	$(216)

(1) Includes loans held for sale.

Comparison of Financial Condition At September 30, 2006 (unaudited) and June 30, 2006

Overview

Total Assets. Total assets increased by $13.8 million, or 3.0%, from $468.8 million at June 30, 2006 to $482.6 million at September 30, 2006. This increase was primarily due to growth in Securities available for sale of $8.7 million, or 7.8%, to $119.4 million at September 30, 2006, as well as growth in Cash and cash equivalents of $6.6 million, or 44.5% to $21.5 million at September 30, 2006. Offsetting these increases was a decrease in the net loan portfolio, excluding loans held for sale, of $3.2 million, or (1.0%) to $314.7 million at September 30, 2006. Each of these changes is discussed below.

Investment Activities. Cash and cash equivalents increased by $6.6 million, or 44.5% from $14.9 million at June 30, 2006 to $21.5 million at September 30, 2006. Securities available for sale increased $8.7 million, or 7.8%, to $119.4 million at September 30, 2006. Increases in obligations issued by government-sponsored enterprises and money market preferred stock were offset by small decreases in mortgage-backed securities, corporate obligations, and common stock. At September 30, 2006, the Company’s available-for-sale portfolio amounted to $119.4 million, or 24.7% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30,		At June 30,
	2006		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$32,268	$32,025	$24,283	$23,793
Corporate bonds and other obligations	2,044	2,017	2,094	2,056
Mortgage-backed securities	79,996	78,104	83,590	80,442
Total debt securities	114,308	112,146	109,967	106,291

Marketable equity securities
Common stock	2,281	2,285	2,584	2,470
Money market preferred stock	4,996	5,000	1,996	2,000
Total marketable equity securities	7,277	7,285	4,580	4,470

Total securities available for sale	121,585	119,431	114,547	110,761
Restricted equity securities:
Federal Home Loan Bank of Boston stock	5,557	5,557	5,273	5,273

Total securities	$127,142	$124,988	$119,820	$116,034

Net Loans. Total net loans, excluding loans held for sale, at September 30, 2006 were $314.7 million, a decrease of $3.2 million, or (1.0%), from $317.9 million at June 30, 2006. The following table sets forth the composition of Hampden Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30,		June 30,
	2006		2006
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$113,544	35.83%	$111,849	34.88%
Commercial	91,575	28.90	91,226	28.45
Home equity	63,134	19.92	64,132	20.00
Construction	13,939	4.40	22,314	6.95
Total mortgage loans on real estate	282,192	89.05	289,521	90.28

Other loans:
Commercial	21,668	6.84	22,609	7.05
Consumer	11,503	3.63	7,041	2.20
Industrial revenue bonds	1,522	0.48	1,533	0.47
Total other loans	34,693	10.95	31,183	9.72
Total loans	316,885	100.00%	320,704	100.00%
Other items:
Net deferred loan costs	1,515		872
Allowance for loan losses	(3,725)		(3,695)

Total loans, net	$314,675		$317,881

Residential mortgages increased $1.7 million, or 1.5%, to $113.5 million, and Consumer loans increased $4.5 million , or 63.4%, as the result of manufactured home loans being purchased from a third party vendor. These increases were offset by a decrease in Construction loans of $8.4 million, or (37.5%) from $22.3 million at June 30, 2006 to $13.9 million at September 30, 2006.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At June 30,
	2006	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$56	$78
Commercial mortgage	1,092	588
Commercial	3,259	3,168
Home equity, consumer and other	192	118
Total non-accrual loans	4,599	3,952

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	190
Commercial mortgage	—	267
Commercial	288	778
Home equity, consumer and other	—	—
Total loans 90 days delinquent and still accruing	288	1,235
Total non-performing loans	4,887	5,187
Other Real Estate Owned	—	—
Total non-performing assets	$4,887	$5,187

Ratios:
Non-performing loans to total loans	1.54%	1.62%
Non-performing assets to total assets	1.01%	1.11%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection.

Allowance for Loan Losses. In originating loans, Hampden Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. Hampden Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated, general and unallocated components.  The allocated component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Hampden Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Hampden Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2006, impaired loans totaled $4.6 million with an established valuation allowance of $2.0 million.

While Hampden Bank believes that it has established adequate allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, Hampden Bank’s regulators periodically review the allowance for loan losses. These regulatory agencies may require Hampden Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting Hampden Bank’s financial condition and earnings.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$3,695	$3,644
Charge-offs:
Mortgage loans on real estate	—	—
Other loans:
Commercial business	—	—
Consumer and other	(3)	(4)
Total other loans	(3)	(4)

Total charge-offs	(3)	(4)

Recoveries:
Mortgage loans on real estate	6	—
Other loans:
Commercial business	—	—
Consumer and other	2	1
Total other loans	2	1

Total recoveries	8	1

Net-charge-offs	5	(3)

Provision for loan losses	25	50

Balance at end of period	$3,725	$3,691

Ratios:
Net charge-offs to average loans outstanding	0.00%	(0.00)%
Allowance for loan losses to non-performing loans at end of period	76.22%	75.56%
Allowance for loan losses to total loans at end of period	1.18%	1.36%

Deposits and Borrowed Funds. The following table sets forth Hampden Bank’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		Year Ended June 30,
	2006		2006
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$30,574	9.28%	$32,117	9.95%
Savings deposits	58,918	17.88	49,878	15.46
Money market	28,186	8.55	24,223	7.51
NOW accounts	22,616	6.86	24,602	7.62
Total transaction accounts	140,294	42.57	130,820	40.54
Certificates of deposit	189,264	57.43	191,894	59.46

Total deposits	$329,558	100.00%	$322,714	100.00%

Deposits increased $6.8 million, or 2.1%, to $329.6 million at September 30, 2006 from $322.7 million at June 30, 2006. This increase was primarily in Savings deposits which increased by $9.0 million, or 18.1%, to $58.9 million. Money market accounts also increased by $4.0 million, or 16.4%. Increases in Savings deposits and money market accounts were partially offset by a decrease in NOW accounts of $2.0 million, or (8.1%), to $22.6 million, and a decrease in Demand deposits of $1.5 million, or (4.8%), to $30.6 million. Certificates of deposit also decreased by $2.6 million, or (1.4%), for the three month period ended September 30, 2006.

The increase of $9.0 million in regular savings and the decrease of $2.0 million in NOW accounts are primarily related to growth in the balances of MaxGold Super Saver accounts. In an effort to attract deposits in a very competitive marketplace, Hampden Bank is continuing to offer such accounts, which began in February 2006. As of September 30, 2006, these accounts totaled $36.8 million, with an average rate of 3.76%.

 Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLB) as well as securities sold under agreements to repurchase, and have increased $5.3 million, or 4.7%, to $116.3 million at September 30, 2006 from $111.0 million at June 30, 2006. Advances from the FHLB accounted for $3.5 million of the increase and repurchase agreements accounted for $1.8 million.

Retained Earnings. Retained earnings increased by $1.2 million, or 3.9%, to $32.5 million at September 30, 2006. This increase is the result of Hampden Bank’s net unrealized loss on securities available for sale decreasing from $2.4 million to $1.3 million. Net income increased retained earnings by $195,000. Our ratio of capital to total assets remained relatively unchanged at 6.7% as of September 30, 2006, and June 30, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

Net Income. Net Income for the three months ended September 30, 2006 was $195,000, a decrease of $217,000, or (52.7%), from $412,000 for the same period in 2005. This decrease was primarily due to an increase in interest expense of $1.3 million, or 47.7%, as compared to the three months ended September 30, 2005. Non-interest expense also increased $124,000 for the first quarter of fiscal year 2007 as compared to the same period in fiscal year 2006. These increases were offset primarily by an increase in interest and dividend income of $1.1 million. All of these changes are discussed below.

Net interest income. Net interest income for the three months ended September 30, 2006 was $2.6 million, a decrease of $216,000, or (7.5%), over the same period of 2005, primarily due to an increase in the average cost of funds to 3.62% for the three months ended September 30, 2006, an increase of 32.0% from a cost of funds of 2.75% for the same period in 2005. There was also an increase in the average balance of interest-bearing liabilities of $47.4 million for the three months ended September 30, 2006 over the same period in 2005.

Interest income. Interest income for the three months ended September 30, 2006 increased $1.1 million, or 19.1%, to $6.6 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $41.7 million, or 10.4%, for the three months ended September 30, 2006. For the three months ended September 30, 2006, average outstanding net loans increased $48.1 million, or 17.7%, from the average for the three month period ended September 30, 2005, primarily as a result of the growth in mortgage loan portfolios. The average balance of investment securities for the three months ended September 30, 2006 decreased $7.4 million, or (5.9%), from the three month period ended September 30, 2005. The average yield on interest earning assets increased 44 basis points to 5.97% for the three months ended September 30, 2006, compared to 5.53% for the same period in 2005.

Interest Expense. Interest expense increased $1.3 million, or 47.7%, to $3.9 million for the three months ended September 30, 2006. This increase was primarily due to an increase in average interest bearing liabilities of $47.4 million, or 12.2%, at September 30, 2006. The average cost of funds also increased to 3.62% for the three months ended September 30, 2006, an increase of 32.0% from a cost of funds of 2.75% for the same period in 2005.

Provision for Loan Losses. Hampden Bank’s provision for loan loss expense was $25,000 for the three months ended September 30, 2006 compared to $50,000 for the three months ended September 30, 2005. Hampden Bank’s total allowance for loan losses remained relatively unchanged at $3.7 million, or 1.2% of total loans, at September 30, 2006 and September 30, 2005.

Non-interest Income. Total non-interest income, excluding gains on sales of loans, totaled $359,000 for the three months ended September 30, 2006, an increase of $5,000 from the same period a year ago. This increase is a result of increased income from customer service fees, gains on sale of mortgages and an increase in bank owned life insurance.

Non-interest Expense. Non-interest expense increased $124,000, or 4.7%, to $2.7 million for the three months ended September 30, 2006 compared to the same period for 2005. Salaries and employee benefits expenses increased $54,000, or 3.4%, to $1.6 million for the three months ended September 30, 2006 from the same period in 2005.  Data processing expenses decreased slightly by $14,000, and advertising expenses increased slightly by $27,000 during the three months ended September 30, 2006, compared to such expenses for the same period in 2005.

Income Taxes. Income tax expense decreased $61,000 to $88,000, or 40.9%, for the three months ended September 30, 2006, due to a decrease in taxable income of $278,000 for the three months ended September 30, 2006 compared to the same period for 2005. Our combined federal and state effective tax rate was 31.1% for the three months ended September 30, 2006 and 26.6% for the three months ended September 30, 2005.

Minimum Regulatory Capital Requirements. As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. Hampden Bank’s capital amounts and ratios as of September 30, 2006 (unaudited) and June 30, 2006 are presented in the table below.

					Minimum
					To Be Well
					Capitalized
			Minimum		Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2006:

Total capital (to risk weighted assets):
Consolidated	$37,500	11.2%	$26,904	8.0%	N/A	N/A
Bank	37,400	11.1	26,904	8.0	$33,630	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	33,806	10.1	13,452	4.0	N/A	N/A
Bank	33,706	10.0	13,452	4.0	20,178	6.0

Tier 1 capital (to average weighted assets):
Consolidated	33,806	7.1	19,006	4.0	N/A	N/A
Bank	33,706	7.1	19,006	4.0	23,758	5.0

As of June 30, 2006:

Total capital (to risk weighted assets):
Consolidated	$37,200	11.3%	$26,333	8.0%	N/A	N/A
Bank	37,100	11.3	26,333	8.0	$32,916	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	33,505	10.2	13,166	4.0	N/A	N/A
Bank	33,405	10.2	13,166	4.0	19,749	6.0

Tier 1 capital (to average weighted assets):
Consolidated	33,505	7.3	18,448	4.0	N/A	N/A
Bank	33,405	7.2	18,448	4.0	23,060	5.0

Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by Hampden Bank’s Chief Financial Officer, who monitors on a daily basis the adequacy of Hampden Bank’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews Hampden Bank’s liquidity on a monthly basis, and by the Board of Directors of Hampden Bank, which reviews the adequacy of our liquidity resources on a quarterly basis.

Hampden Bank’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2006, cash and due from banks, short-term investments and money market preferred stock totaled $26.5 million or 5.5% of total assets.

Hampden Bank also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, Hampden Bank has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. Since September 30, 2005, Hampden has increased FHLB borrowings by $25.1 million to a total of $103.3 million outstanding as of September 30, 2006.

Hampden Bank uses it’s liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Hampden Bank anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2006 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)
As of September 30, 2006
Federal Home Loan Bank of Boston advances	$103,305	$57,000	$30,086	$10,938	$5,281
Securities sold under agreements to repurchase	13,026	13,026	—	—	—
Total contractual obligations	$116,331	$70,026	$30,086	$10,938	$5,281

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Hampden Bank’s loan commitments and other contingencies outstanding as of September 30, 2006:

	September 30, 2006	June 30, 2006
	(Dollars In Thousands)
Commitments to grant loans (1)	$18,010	$21,268
Commercial loan lines-of-credit	16,013	16,853
Unused portions of home equity lines of credit (2)	27,594	28,068
Unused portion of construction loans (3)	16,348	7,524
Unused portion of personal lines-of-credit (4)	1,909	1,890
Standby letters of credit (5)	585	515
Total loan commitments	$80,459	$76,118

(1)          Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)          Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)          Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)          Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)          Standby letters of credit are generally available for less than one year.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the three months ended September 30, 2006. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Registration Statement on Form S-1 for the year ended June 30, 2006 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by Hampden Bank to measure its interest rate risk.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, at the end of the period covered by this report, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. These procedures and controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended September 30, 2006. See the discussion and analysis of risk factors provided in the Company’s Registration Statement on Form S-1 for the year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s first Registration Statement (File No. 333-137359) filed under the Securities Act became effective on November 13, 2006. The offering pursuant to such Registration Statement commenced on or about November 30, 2006, and as of December 22, 2006, has not yet been completed.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Employee Stock Ownership Plan

Effective as of January 1, 2007, Hampden Bank established an employee stock ownership plan for its employees. Employees with three months of service and who have attained age 21 will be eligible to participate in Hampden Bank’ employee stock ownership plan. It is intended that the employee stock ownership plan will borrow from Hampden Bancorp, Inc. or a subsidiary of Hampden Bancorp, Inc. (the “ESOP Subsidiary”) to fund purchases of common stock of Hampden Bancorp, Inc. in the stock offering relating to the conversion of Hampden Bancorp, MHC to the stock form of organization, if applicable, or on the open market after the conversion, in an amount up to 8% of the sum of the number of shares of Hampden Bancorp, Inc. sold in the offering plus the number of shares contributed to the Hampden Bank Charitable Foundation. The loan from Hampden Bancorp, Inc. or the ESOP Subsidiary to the employee stock ownership plan is intended to be repaid principally from Hampden Bank contributions to the employee stock ownership plan over the anticipated loan period of 15 years and the collateral for the loan will be the stock purchased by the employee stock ownership plan. The interest rate for the employee stock ownership plan loan is expected to be the prime rate as published in The Wall Street Journal on the closing date of the conversion. First Bankers Trust Services has been appointed by Hampden Bank to serve as the trustee of the trust funding the Hampden Bank employee stock ownership plan.

Upon the completion of one year of service, the account balances of employee stock ownership plan participants will become 20% vested. The vested percentage of participants’ account balances will thereupon be increased by an additional 20% for each additional year of service, until account balances reach 100% vesting upon the completion of five years of service. Participants will become fully vested in their account balances upon death, disability, retirement or termination of this plan. Benefits may be payable upon retirement or separation from service.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hampden Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of Hampden Bancorp, Inc. (1)
10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement
10.3	Hampden Bank 401 (k) Profit Sharing Plan and Trust (1)
10.4	Hampden Bank SBERA Pension Plan (1)
10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (1)
10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers (1)
10.9	Form of Trustee Supplemental Retirement Agreement between Hampden Bank and certain trustees (1)
10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton (1)
10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel (1)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.1	Section 1350 Certification

(1)          Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the Securities and Exchange Commission on September 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: December 22, 2006	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: December 22, 2006	/s/ Robert A. Massey
Robert A. Massey
Senior Vice President and Treasurer