Form 10-Q
period 2006-12-31
Hampden Bancorp, Inc.
filed 2007-02-06
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of February 6, 2007, there were 7,949,879 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

HAMPDEN BANCORP, MHC AND SUBSIDIARY

Item 1: Financial Statements

Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC’s conversion from a mutual bank holding company to a stock bank holding company. Due to the timing of the conversion, at December 31, 2006, Hampden Bancorp, Inc. had no assets and conducted no operations, and, therefore, the information presented in this report is for Hampden Bancorp, MHC and Hampden Bank.

Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of the Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.7 million. Such net proceeds were initially invested in short term investments or used to reduce borrowings.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Cash and due from banks	$15,685	$12,770
Federal funds sold and other short-term investments	74,034	2,091
Cash and cash equivalents	89,719	14,861

Securities available for sale, at fair value	124,678	110,761
Federal Home Loan Bank of Boston stock, at cost	5,557	5,273
Loans held for sale	1,205	321
Loans, net of allowance for loan losses of $2,782 at December 31, 2006 and $3,695 at June 30, 2006	309,366	317,881
Premises and equipment, net	4,466	4,614
Accrued interest receivable	1,929	1,807
Deferred tax asset	2,666	3,448
Bank-owned life insurance	8,650	8,497
Other assets	2,117	1,323

	$550,353	$468,786

LIABILITIES AND RETAINED EARNINGS

Deposits	$332,582	$322,714
Securities sold under agreements to repurchase	13,115	11,235
Subscriptions payable	88,443	—
Short-term borrowings	34,500	19,000
Long-term debt	45,325	80,824
Mortgagors’ escrow accounts	736	573
Accrued expenses and other liabilities	2,676	3,166
Total liabilities	517,377	437,512

Commitments and contingencies

Retained Earnings	34,050	33,627
Accumulated other comprehensive loss	(1,074)	(2,353)
Total retained earnings	32,976	31,274

	$550,353	$468,786

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,120	$4,405	$10,300	$8,618
Debt securities	1,344	1,354	2,685	2,632
Dividends	65	61	100	99
Federal funds sold and other short-term investments	193	37	235	55
Total interest and dividend income	6,722	5,857	13,320	11,404

Interest expense:
Deposits	2,857	2,072	5,538	3,988
Borrowings	1,250	961	2,519	1,718
Total interest expense	4,107	3,033	8,057	5,706

Net interest income	2,615	2,824	5,263	5,698
Provision for loan losses	30	50	55	100
Net interest income, after provision for loan losses	2,585	2,774	5,208	5,598

Non-interest income:
Customer service fees	237	223	477	440
Gain/Loss on sales of securities, net	10	(1)	8	(2)
Gain on sales of loans	15	15	53	22
Increase in cash surrender value of life insurance	77	74	153	148
Other	39	46	83	97
Total non-interest income	378	357	774	705

Non-interest expense:
Salaries and employee benefits	1,637	1,518	3,284	3,110
Occupancy and equipment	300	314	609	622
Data processing services	173	165	342	339
Advertising	106	124	246	238
Other general and administrative	409	461	881	885
Total non-interest expense	2,625	2,582	5,362	5,194

Income before income taxes	338	549	620	1,109

Provision for income taxes	109	153	197	302

Net income	$229	$396	$423	$807

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income/Loss	Total
		(Unaudited)

Balance at June 30, 2005	$32,607	$(578)	$32,029

Comprehensive income/loss:
Net income	807	—	807
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	578	578
Total comprehensive income			1,385

Balance at December 31, 2005	$33,414	$—	$33,414

Balance at June 30, 2006	$33,627	$(2,353)	$31,274

Comprehensive income/loss:
Net income	423	—	423
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	1,279	1,279
Total comprehensive income			1,702

Balance at December 31, 2006	$34,050	$(1,074)	$32,976

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended December 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$423	$807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55	100
Net amortization of securities	(122)	(76)
Depreciation and amortization	290	298
Loss/gain on sales of securities, net	(8)	2
Loans originated for sale	(5,323)	(3,363)
Proceeds from loan sales	4,492	3,385
Gain on sales of loans	(53)	(22)
Increase in cash surrender value of bank-owned life insurance	(153)	(148)
Deferred tax (benefit)	(145)	(151)
Net change in:
Accrued interest receivable	(122)	(175)
Other assets	(794)	91
Subscriptions payable	88,443	—
Accrued expenses and other liabilities	(490)	(500)
Net cash provided by operating activities	86,493	248

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	4,196	3,940
Maturities and calls	—	2,097
Principal payments	8,832	12,782
Purchases	(24,609)	(27,800)
Purchase of Federal Home Loan Bank stock	(284)	(790)
Loans originated, net of principal payments received	8,460	(17,344)
Purchase of premises and equipment	(142)	(366)
Net cash used by investing activities	(3,547)	(27,481)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Dollars in thousands)

	Six Months Ended December 31,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	9,868	520
Net change in repurchase agreements	1,880	3,304
Net change in other secured borrowings	—	(2,383)
Net change in short-term borrowings	15,500	14,911
Proceeds from issuance of long-term debt	—	20,898
Repayment of long-term debt	(35,499)	(7,500)
Increase in mortgagors’ escrow accounts	163	123
Net cash (used by) provided by financing activities	(8,088)	29,873

Net change in cash and cash equivalents	74,858	2,640

Cash and cash equivalents at beginning of period	14,861	8,769

Cash and cash equivalents at end of period	$89,719	$11,409

Supplemental cash flow information:
Interest paid on deposits	$5,538	$3,989
Interest paid on repurchase agreements	236	121
Interest paid on borrowings	2,283	1,597
Income taxes paid	139	307

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, MHC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation and consolidation

The consolidated financial statements include the accounts of Hampden Bancorp, MHC and its wholly-owned subsidiary, Hampden Bank (the “Company”).  Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of December 31, 2006 and for the interim periods ended December 31, 2006 and 2005 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended December 31, 2006 and 2005 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s most recent Securities and Exchange Commission Form S-1 filed by the Company.

2. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $72.1 million at December 31, 2006, compared to $76.1 million as of June 30, 2006. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Hampden Bancorp, MHC and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2006 and June 30, 2006 and our consolidated results of operations for the three months and six months ended December 31, 2006, and December 31, 2005.

Hampden Bancorp, Inc., the holding company for Hampden Bank, announced on January 16, 2007 that it received regulatory approval to complete, and had completed, the conversion of the holding company structure of Hampden Bank from mutual to stock form and the related stock offering at the maximum offering amount, as adjusted. In completing the conversion and stock offering, Hampden Bancorp, Inc. sold 7,571,313 shares of common stock to eligible account holders of Hampden Bank and to the Hampden Bank Employee Stock Ownership Plan at a price of $10.00 per share.  The offering was oversubscribed by Hampden Bank depositors as of April 30, 2005, the first priority category.  As a result, 6,935,323 shares will be allocated to them based on their deposits as of April 30, 2005 and the Hampden Bank Employee Stock Ownership Plan will be allocated 635,990 shares as provided in the Amended and Restated Plan of Conversion.

Additionally, as part of the conversion, Hampden Bancorp, Inc. will contribute 378,566 shares ($3.8 million value based on the $10.00 offering price) to establish the Hampden Bank Charitable Foundation, a new charitable foundation that will make grants in markets in which Hampden Bank has offices.  After the conversion and offering, Hampden Bancorp will have 7,949,879 shares outstanding.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance agreement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Hampden Bank does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended December 31, 2006			Three Months Ended December 31, 2005
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans - Net (2)	$314,093	$5,120	6.52%	$280,531	$4,405	6.28%
Investment securities	127,242	1,445	4.54	136,271	1,435	4.21
Fed Funds Sold	11,749	157	5.35	1,834	17	3.71
Total interest earning assets	453,084	6,722	5.93	418,636	5,857	5.60
Non-interest earning assets	35,316			24,550
Total assets	$488,400			$443,186

Interest-bearing liabilities:
Savings deposits	$59,609	400	2.68	$28,615	27	0.38
Money market	29,792	221	2.97	30,122	126	1.67
NOW and other checking accounts	51,021	66	0.52	59,311	51	0.34
Certificates of deposit	187,146	2,170	4.64	192,995	1,868	3.87
Total deposits	327,568	2,857	3.49	311,043	2,072	2.66

Borrowed funds	110,225	1,250	4.54	95,626	961	4.02
Total interest-bearing liabilities	437,793	4,107	3.75	406,669	3,033	2.98
Non-interest bearing liabilities	17,430			4,693
Total liabilities	455,223			411,362
Equity	33,177			31,824
Total Liabilities and equity	$488,400			$443,186

Net interest income		$2,615			$2,824
Net interest rate spread (3)			2.18%			2.62%
Net interest-earning assets (4)	$15,291			$11,967

Net interest margin (5)			2.31%			2.70%
Average interest-earning assets to interest-bearing liabilities			103.49%			102.94%

(1)  Yields and rates for the three months ended December 31, 2006 and 2005 are annualized.

(2)  Includes loans held for sale.

(3)      Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended December 31, 2006 and 2005.

(4)  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)  Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31, 2006			Six Months Ended December 31, 2005
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans - Net (2)	$316,636	$10,300	6.51%	$275,803	$8,618	6.25%
Investment securities	123,311	2,821	4.58	131,536	2,751	4.18
Fed Funds Sold	7,472	199	5.33	2,019	35	3.47
Total interest earning assets	447,419	13,320	5.95	409,358	11,404	5.57
Non-interest earning assets	34,021			24,850
Total assets	$481,440			$434,208

Interest-bearing liabilities:
Savings deposits	$55,845	720	2.58	$29,163	54	0.37
Money market	27,497	358	2.60	28,499	200	1.40
NOW and other checking accounts	52,088	124	0.48	59,621	106	0.36
Certificates of deposit	190,067	4,336	4.56	192,857	3,628	3.76
Total deposits	325,497	5,538	3.40	310,140	3,988	2.57

Borrowed funds	111,729	2,519	4.51	87,840	1,718	3.91
Total interest-bearing liabilities	437,226	8,057	3.69	397,980	5,706	2.87
Non-interest bearing liabilities	11,328			4,619
Total liabilities	448,554			402,599
Equity	32,886			31,609
Total Liabilities and equity	$481,440			$434,208

Net interest income		$5,263			$5,698
Net interest rate spread (3)			2.27%			2.70%
Net interest-earning assets (4)	$10,193			$11,378

Net interest margin (5)			2.35%			2.78%
Average interest-earning assets to interest-bearing liabilities			102.33%			102.86%

(1)  Yields and rates for the six months ended December 31, 2006 and 2005 are annualized.

(2)  Includes loans held for sale.

(3)      Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended December 31, 2006 and 2005.

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

	Three Months Ended December 31, 2006 vs. 2005			Six Months Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans - Net (1)	$542	$173	$715	$1,317	$365	$1,682
Investment securities	(98)	108	10	(178)	248	70
Interest-earning deposits	129	11	140	137	27	164
Total interest-earning assets	573	292	865	1,276	640	1,916

Interest-bearing liabilities:
Savings deposits	56	317	373	89	577	666
Money market	(1)	96	95	(7)	165	158
NOW accounts	(8)	23	15	(15)	33	18
Certificates of deposits	(58)	360	302	(53)	761	708
Total deposits	(11)	796	785	14	1,536	1,550

Borrowed funds	157	132	289	513	288	801
Total interest-bearing liabilities	146	928	1,074	527	1,824	2,351
Change in net interest income	$427	$(636)	$(209)	$749	$(1,184)	$(435)

(1) Includes loans held for sale.

Comparison of Financial Condition At December 31, 2006 and June 30, 2006

(unaudited)

Overview

Total Assets. Total assets increased by $81.6 million, or 17.4%, from $468.8 million at June 30, 2006 to $550.4 million at December 31, 2006. This increase was primarily due to growth in Cash and cash equivalents of $74.9 million, or 503.6%, to $89.7 million at December 31, 2006, which mainly consists of subscriptions to purchase stock in the stock offering relating to the conversion.  There was also an increase in Securities available for sale of $13.9 million, or 12.6%, to $124.7 million at December 31, 2006. Offsetting these increases was a decrease in the net loan portfolio, excluding loans held for sale, of $8.5 million, or (2.7%) to $309.4 million at December 31, 2006. Each of these changes is discussed below.

Investment Activities. Cash and cash equivalents increased by $74.9 million, or 503.6% from $14.9 million at June 30, 2006 to $89.7 million at December 31, 2006. Securities available for sale increased $13.9 million, or 12.6%, to $124.7 million at December 31, 2006. Increases in obligations issued by government-sponsored enterprises and money market preferred stock were offset by decreases in mortgage-backed securities, corporate obligations, and common stock. At December 31, 2006, the Company’s available-for-sale portfolio amounted to $124.7 million, or 22.7% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At December 31,		At June 30,
	2006		2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$40,172	$39,932	$24,283	$23,793
Corporate bonds and other obligations	1,994	1,974	2,094	2,056
Mortgage-backed securities	75,853	74,295	83,590	80,442
Total debt securities	118,019	116,201	109,967	106,291

Marketable equity securities
Common stock	1,884	1,977	2,584	2,470
Money market preferred stock	6,500	6,500	1,996	2,000
Total marketable equity securities	8,384	8,477	4,580	4,470

Total securities available for sale	126,403	124,678	114,547	110,761
Restricted equity securities:
Federal Home Loan Bank of Boston stock	5,557	5,557	5,273	5,273

Total securities	$131,960	$130,235	$119,820	$116,034

Net Loans. Total net loans, excluding loans held for sale, at December 31, 2006 were $309.4 million, a decrease of $8.5 million, or (2.7%), from $317.9 million at June 30, 2006. The following table sets forth the composition of Hampden Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	December 31,		June 30,
	2006		2006
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$113,034	36.40%	$111,849	34.88%
Commercial	87,285	28.11	91,226	28.45
Home equity	62,744	20.21	64,132	20.00
Construction	13,561	4.37	22,314	6.95
Total mortgage loans on real estate	276,624	89.08	289,521	90.28

Other loans:
Commercial	19,910	6.41	22,609	7.05
Consumer	12,492	4.02	7,041	2.20
Industrial revenue bonds	1,501	0.48	1,533	0.47
Total other loans	33,903	10.92	31,183	9.72
Total loans	310,527	100.00%	320,704	100.00%
Other items:
Net deferred loan costs	1,621		872
Allowance for loan losses	(2,782)		(3,695)

Total loans, net	$309,366		$317,881

Residential mortgages increased $1.2 million, or 1.1%, to $113.0 million, and Consumer loans increased $5.5 million, or 77.4%, as of December 31, 2006, as the result of manufactured home loans being purchased from a third party vendor. These increases were offset by a decrease in Construction loans of $8.8 million, or (39.2%) from $22.3 million at June 30, 2006 to $13.6 million at December 31, 2006.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2006	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$206	$78
Commercial mortgage	809	588
Commercial	2,503	3,168
Home equity, consumer and other	38	118
Total non-accrual loans	3,556	3,952

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	190
Commercial mortgage	—	267
Commercial	421	778
Home equity, consumer and other	—	—
Total loans 90 days delinquent and still accruing	421	1,235
Total non-performing loans	3,977	5,187
Other Real Estate Owned	—	—
Total non-performing assets	$3,977	$5,187

Ratios:
Non-performing loans to total loans	1.28%	1.62%
Non-performing assets to total assets	0.72%	1.11%

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

A loan is considered impaired when, based on current information and events, it is probable that Hampden Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Hampden Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2006, impaired loans totaled $3.1 million with an established valuation allowance of $1.1 million.

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

The following table sets forth activity in Hampden Bank’s allowance for loan losses for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$3,725	$3,691	$3,695	$3,644
Charge-offs:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial business	(963)	(92)	(963)	(92)
Consumer and other	(13)	(4)	(18)	(8)
Total other loans	(976)	(96)	(981)	(100)

Total charge-offs	(976)	(96)	(981)	(100)

Recoveries:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial business	1	—	9	—
Consumer and other	2	2	4	3
Total other loans	3	2	13	3

Total recoveries	3	2	13	3

Net-charge-offs	(973)	(94)	(968)	(97)

Provision for loan losses	30	50	55	100

Balance at end of period	$2,782	$3,647	$2,782	$3,647

Ratios:
Net charge-offs to average loans outstanding	(0.31)%	(0.03)%	(0.31)%	(0.03)%
Allowance for loan losses to non-performing loans at end of period	70.57%	108.93%	70.57%	108.93%
Allowance for loan losses to total loans at end of period	0.90%	1.27%	0.90%	1.27%

Deposits and Borrowed Funds. The following table sets forth Hampden Bank’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		Year Ended June 30,
	2006		2006
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$34,198	10.28%	$32,117	9.95%
Savings deposits	63,903	19.21	49,878	15.46
Money market	29,760	8.95	24,223	7.51
NOW accounts	20,028	6.02	24,602	7.62
Total transaction accounts	147,889	44.47	130,820	40.54
Certificates of deposit	184,693	55.53	191,894	59.46

Total deposits	$332,582	100.00%	$322,714	100.00%

Deposits increased $9.9 million, or 3.1%, to $332.6 million at December 31, 2006 from $322.7 million at June 30, 2006. This increase was primarily in Savings deposits which increased by $14.0 million, or 28.1%, to $63.9 million. Money market accounts also increased by $5.5 million, or 22.9%, and Demand deposits increased by $2.0 million, or 6.5%, to $34.2 million. Increases in Savings deposits, money market accounts and Demand deposits were partially offset by a decrease in NOW accounts of $4.6 million, or (18.6%), to $20.0 million, and a decrease in Certificates of deposit of $7.2 million, or (3.8%), for the six month period ended December 31, 2006.

The increase of $14.0 million in regular savings and the decrease of $4.5 million in NOW accounts are primarily related to growth in the balances of MaxGold Super Saver accounts. In an effort to attract deposits in a very competitive marketplace, Hampden Bank is continuing to offer such accounts, which began in February 2006. As of December 31, 2006, these accounts totaled $41.4 million, with an average rate of 3.80%.

 Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLB) as well as securities sold under agreements to repurchase, and have decreased $18.1 million, or 16.3%, to $92.9 million at December 31, 2006 from $111.0 million at June 30, 2006. Advances from the FHLB accounted for a $20.0 million decrease, which were paid off using the proceeds from the stock offering, and repurchase agreements accounted for a $1.9 million increase.

Retained Earnings. Retained earnings increased by $1.7 million, or 5.4%, to $33.0 million at December 31, 2006. This increase is the result of Hampden Bank’s net unrealized loss on securities available for sale decreasing from $2.4 million to $1.1 million. Net income increased retained earnings by $423,000. Our ratio of capital to total assets slightly decreased to 6.0% as of December 31, 2006, from 6.7% as of June 30, 2006.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and December 31, 2005

(unaudited)

Net Income. Net Income for the three months ended December 31, 2006 was $229,000, a decrease of $167,000, or (42.2%), from $396,000 for the same period in 2005. This decrease was primarily due to an increase in interest expense of $1.1 million, or 35.4%, as compared to the three months ended December 31, 2005. Non-interest expense also increased $43,000 for the second quarter of fiscal year 2007 as compared to the same period in fiscal year 2006. These increases were offset primarily by an increase in interest and dividend income of $865,000. All of these changes are discussed below.

Net interest income. Net interest income for the three months ended December 31, 2006 was $2.6 million, a decrease of $209,000, or (7.4%), over the same period of 2005, primarily due to an increase in the average cost of funds to 3.75% for the three months ended December 31, 2006, an increase of 25.8% from a cost of funds of 2.98% for the same period in 2005. There was also an increase in the average balance of interest-bearing liabilities of $31.1 million for the three months ended December 31, 2006 over the same period in 2005.

Interest income. Interest income for the three months ended December 31, 2006 increased $865,000, or 14.8%, to $6.7 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $34.4 million, or 8.2%, for the three months ended December 31, 2006. For the three months ended December 31, 2006, average outstanding net loans increased $33.6 million, or 12.0%, from the average for the three month period ended December 31, 2005, primarily as a result of the growth in consumer loan and mortgage loan portfolios. The average balance of investment securities for the three months ended December 31, 2006 decreased $9.0 million, or (6.6%), from the three month period ended December 31, 2005. The average yield on interest earning assets increased 33 basis points to 5.93% for the three months ended December 31, 2006, compared to 5.60% for the same period in 2005.

Interest Expense. Interest expense increased $1.1 million, or 35.4%, to $4.1 million for the three months ended December 31, 2006. This increase was primarily due to an increase in average interest bearing liabilities of $31.1million, or 7.7%, at December 31, 2006. The average yield on deposits increased from 2.66% for the three months ended December 31, 2005, to 3.49% for the three months ended December 31, 2006, which is due to the growth in the MaxGold Super Saver accounts. The average cost of funds also increased to 3.75% for the three months ended December 31, 2006, an increase of 25.8% from a cost of funds of 2.98% for the same period in 2005.

Provision for Loan Losses. Hampden Bank’s provision for loan loss expense was $30,000 for the three months ended December 31, 2006 compared to $50,000 for the three months ended December 31, 2005. Hampden Bank’s total allowance for loan losses decreased $865,000, or (23.7%), to $2.8 million, or 0.9% of total loans, at December 31, 2006 compared to December 31, 2005.

Non-interest Income. Total non-interest income, excluding gains on sales of loans, totaled $363,000 for the three months ended December 31, 2006, an increase of $21,000 from the same period a year ago. This increase is a result of increased income from customer service fees, and an increase in bank owned life insurance.

Non-interest Expense. Non-interest expense increased $43,000, or 1.7%, to $2.6 million for the three months ended December 31, 2006 compared to the same period for 2005. Salaries and employee benefits expenses increased $119,000, or 7.8%, to $1.6 million for the three months ended December 31, 2006 from the same period in 2005.  Data processing expenses increased slightly by $8,000, while advertising expenses decreased slightly by $18,000, and occupancy and equipment expenses decreased slightly by $14,000 during the three months ended December 31, 2006, compared to such expenses for the same period in 2005.

Income Taxes. Income tax expense decreased $44,000 to $109,000, or (28.8%), for the three months ended December 31, 2006, due to a decrease in taxable income of $211,000 for the three months ended December 31, 2006 compared to the same period for 2005. Our combined federal and state effective tax rate was 32.2% for the three months ended December 31, 2006 and 27.9% for the three months ended December 31, 2005.

Comparison of Operating Results for the Six Months Ended December 31, 2006 and December 31, 2005

(unaudited)

Net Income. Net Income for the six months ended December 31, 2006 was $423,000, a decrease of $384,000, or (47.6%), from $807,000 for the same period in 2005. This decrease was primarily due to an increase in interest expense of $2.4 million, or 41.2%, as compared to the six months ended December 31, 2005. Non-interest expense also increased $168,000 for the six months ended December 31, 2006 as compared to the same period of 2005. These increases were offset primarily by an increase in interest and dividend income of $1.9 million. All of these changes are discussed below.

Net interest income. Net interest income for the six months ended December 31, 2006 was $5.3 million, a decrease of $435,000, or (7.6%), over the same period of 2005, primarily due to an increase in the average cost of funds to 3.69% for the six months ended December 31, 2006, an increase of 28.6% from a cost of funds of 2.87% for the same period in 2005. There was also an increase in the average balance of interest-bearing liabilities of $39.2 million for the six months ended December 31, 2006 over the same period in 2005.

Interest income. Interest income for the six months ended December 31, 2006 increased $1.9 million, or 16.8%, to $13.3 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $38.1 million, or 9.3%, for the six months ended December 31, 2006. For the six months ended December 31, 2006, average outstanding net loans increased $40.8 million, or 14.8%, from the average for the six month period ended December 31, 2005. The average balance of investment securities for the six months ended December 31, 2006 decreased $8.2 million, or (6.3%), from the six month period ended December 31, 2005. The average yield on interest earning assets increased 38 basis points to 5.95% for the six months ended December 31, 2006, compared to 5.57% for the same period in 2005.

Interest Expense. Interest expense increased $2.4 million, or 41.2%, to $8.1 million for the six months ended December 31, 2006. This increase was primarily due to an increase in average interest bearing liabilities of $39.2 million, or 9.9%, at December 31, 2006. The average yield on deposits increased from 2.57% for the six months ended December 31, 2005, to 3.40% for the six months ended December 31, 2006, which is due to the growth in the MaxGold Super Saver accounts. The average cost of funds also increased to 3.69% for the six months ended December 31, 2006, an increase of 28.6% from a cost of funds of 2.87% for the same period in 2005.

Provision for Loan Losses. Hampden Bank’s provision for loan loss expense was $55,000 for the six months ended December 31, 2006 compared to $100,000 for the six months ended December 31, 2005. Hampden Bank’s total allowance for loan losses decreased $865,000, or (23.7%), to $2.8 million, or 0.9% of total loans, at December 31, 2006 compared to December 31, 2005.

Non-interest Income. Total non-interest income, excluding gains on sales of loans, totaled $721,000 for the six months ended December 31, 2006, an increase of $38,000 from the same period a year ago. This increase is a result of increased income from customer service fees, and an increase in bank owned life insurance.

Non-interest Expense. Non-interest expense increased $168,000, or 3.2%, to $5.4 million for the six months ended December 31, 2006 compared to the same period for 2005. Salaries and employee benefits expenses increased $174,000, or 5.6%, to $3.3 million for the six months ended December 31, 2006 from the same period in 2005.  Data processing expenses increased slightly by $3,000, and advertising expenses increased slightly by $8,000 during the six months ended December 31, 2006, compared to such expenses for the same period in 2005.

Income Taxes. Income tax expense decreased $105,000 to $197,000, or (34.8%), for the six months ended December 31, 2006, due to a decrease in taxable income of $489,000 for the six months ended December 31, 2006 compared to the same period for 2005. Our combined federal and state effective tax rate was 31.8% for the six months ended December 31, 2006 and 27.2% for the six months ended December 31, 2005.

Minimum Regulatory Capital Requirements. As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. Hampden Bank’s capital amounts and ratios as of December 31, 2006 (unaudited) and June 30, 2006 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2006:

Total capital (to risk weighted assets):
Consolidated	$36,900	10.2%	$29,053	8.0%	N/A	N/A
Bank	36,800	10.1	29,053	8.0	$36,316	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	34,033	9.4	14,527	4.0	N/A	N/A
Bank	33,933	9.3	14,527	4.0	21,790	6.0

Tier 1 capital (to average weighted assets):
Consolidated	34,033	7.0	19,547	4.0	N/A	N/A
Bank	33,933	6.9	19,547	4.0	24,434	5.0

As of June 30, 2006:

Total capital (to risk weighted assets):
Consolidated	$37,200	11.3%	$26,333	8.0%	N/A	N/A
Bank	37,100	11.3	26,333	8.0	$32,916	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	33,505	10.2	13,166	4.0	N/A	N/A
Bank	33,405	10.2	13,166	4.0	19,749	6.0

Tier 1 capital (to average weighted assets):
Consolidated	33,505	7.3	18,448	4.0	N/A	N/A
Bank	33,405	7.2	18,448	4.0	23,060	5.0

Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by Hampden Bank’s Treasurer, who monitors on a daily basis the adequacy of Hampden Bank’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews Hampden Bank’s liquidity on a monthly basis, and by the Board of Directors of Hampden Bank, which reviews the adequacy of our liquidity resources on a quarterly basis.

Hampden Bank’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2006, cash and due from banks, short-term investments and money market preferred stock totaled $94.7 million or 17.2% of total assets.

Hampden Bank also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, Hampden Bank has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. Since December 31, 2005, Hampden has decreased FHLB borrowings by $12.3 million to a total of $79.8 million outstanding as of December 31, 2006.

Hampden Bank uses it’s liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Hampden Bank anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of December 31, 2006 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)
As of December 31, 2006
Federal Home Loan Bank of Boston advances	$79,825	$34,500	$34,469	$8,777	$2,079
Securities sold under agreements to repurchase	13,115	13,115	—	—	—
Total contractual obligations	$92,940	$47,615	$34,469	$8,777	$2,079

Commitments and Contingencies: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Hampden Bank’s loan commitments and other contingencies outstanding as of December 31, 2006:

	December 31, 2006	June 30, 2006
	(Dollars In Thousands)
Commitments to grant loans (1)	$12,461	$21,268
Commercial loan lines-of-credit	15,777	16,853
Unused portions of home equity lines of credit (2)	27,564	28,068
Unused portion of construction loans (3)	13,821	7,524
Unused portion of personal lines-of-credit (4)	1,910	1,890
Standby letters of credit (5)	585	515
Total loan commitments	$72,118	$76,118

(1)          Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)          Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)          Unused portions of construction loans are available to the borrower for up to twelve to eighteen months for development loans and up to one year for other construction loans.

(4)          Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)          Standby letters of credit are generally available for less than one year.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the six months ended December 31, 2006. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Registration Statement on Form S-1 for the year ended June 30, 2006 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by Hampden Bank to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2006. See the discussion and analysis of risk factors provided in the Company’s Registration Statement on Form S-1 for the year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Hampden Bancorp, Inc. (the “Registrant”) was formed in connection with the conversion of the holding company structure of Hampden Bank from mutual to stock form. Prior to completion of the conversion, Hampden Bancorp, MHC, a Massachusetts mutual bank holding company (the “Company”) owned all of the common stock of Hampden Bank, a Massachusetts-chartered stock savings bank. The Company ceased to exist as a result of the conversion, and the Registrant became the owner of all of the outstanding common stock of Hampden Bank.

In connection with the conversion, on or about November 30, 2006, the Registrant commenced a public offering of 7,571,313 shares of its common stock in a subscription offering for a purchase price of $10.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-137359) which was declared effective by the Securities and Exchange Commission on November 13, 2006. In accordance with the Plan and pursuant to the registration statement, first priority rights to subscribe for shares of the Registrant’s common stock was offered to eligible depositors of Hampden Bank and to the Hampden Bank Employee Stock Ownership Plan (“ESOP”). Such depositors and the ESOP subscribed for all of the stock offered for sale. In addition, the Registrant contributed 378,566 shares to the Hampden Bank Charitable Foundation, a 509(a) private foundation established in connection with the conversion. Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock. For their services, KBW received an advisory fee of $50,000 and a marketing fee of $615,632, representing 1% of the dollar amount of common stock sold in the offering other than (i) shares purchased by officers, directors and employees or their immediate families, (ii) shares contributed to the Hampden Bank Charitable Foundation and (iii) shares purchased by our ESOP, for which no fee was paid. In addition, KBW was reimbursed $90,750 for expenses, including attorney fees.

The stock offering, which expired on December 22, 2006 and was consummated on January 16, 2007, resulted in the sale of 7,571,313 shares for gross proceeds of approximately $75.7 million. Expenses related to the offering were approximately $2.0 million, including the expenses paid to KBW described above, none of which was paid to officers or directors of the Registrant or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $73.7 million. As a result of completion of the offering, 7,949,879 shares are outstanding, representing 7,571,313 shares sold at $10.00 per share, and 378,566 shares contributed to the Hampden Bank Charitable Foundation for payment of the $.01 par value per share.

50% of the net proceeds of the offering were retained by the Registrant, and 50% contributed to Hampden Bank in exchange for all of the outstanding common stock of Hampden Bank. All of such proceeds have been initially invested in short-term investments with maturities of ninety days or less, except for $23.5 million, which was used to retire loans from the Federal Home Loan Bank of Boston. Upon maturity of the short-term investments, the resulting funds will be re-invested predominately in investment securities with maturities of five years or less. During the remainder of 2007, the offering proceeds will be used to repay loans to the Federal Home Loan Bank of Boston, or used to fund loan growth.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hampden Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of Hampden Bancorp, Inc. (1)
10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement (2)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement (3)
10.2.2	Pledge Agreement (3)
10.2.3	Promissory Note (3)
10.3	Hampden Bank 401 (k) Profit Sharing Plan and Trust (1)
10.4	Hampden Bank SBERA Pension Plan (1)
10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton (3)
10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch (3)
10.6	Form of Hampden Bank Change in Control Agreement (3)
10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (1)
10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers (1)
10.9	Form of Trustee Supplemental Retirement Agreement between Hampden Bank and certain trustees (1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton (1)
10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel (1)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the Securities and Exchange Commission on September 15, 2006.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33144) as filed with the Commission on December 22, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-33144) as filed with the Commission on January 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 6, 2007	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: February 6, 2007	/s/ Robert A. Massey
Robert A. Massey
Senior Vice President and Treasurer