Form 10-Q
period 2007-03-31
Hampden Bancorp, Inc.
filed 2007-05-10
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐.

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

As of May 10, 2007, there were 7,949,879 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC’s conversion from a mutual bank holding company to a stock bank holding company.

Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of the Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.4 million (including the contribution to the ESOP). Such net proceeds were initially invested in short term investments or used to reduce borrowings. At December 31, 2006 the Company had no assets and conducted no operations, and, therefore, the 2006 information presented in this report is for Hampden Bancorp, MHC and the Bank.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$7,254	$12,770
Federal funds sold and other short-term investments	34,952	2,091
Cash and cash equivalents	42,206	14,861

Securities available for sale, at fair value	132,251	110,761
Federal Home Loan Bank of Boston stock, at cost	4,607	5,273
Loans held for sale	1,958	321
Loans, net of allowance for loan losses of $2,787 at March 31, 2007 and $3,695 at June 30, 2006	309,982	317,881
Premises and equipment, net	4,463	4,614
Accrued interest receivable	2,014	1,807
Deferred tax asset	2,475	3,448
Bank-owned life insurance	8,727	8,497
Other assets	2,149	1,323
Total assets	$510,832	$468,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$325,455	$322,714
Securities sold under agreements to repurchase	13,420	11,235
Short-term borrowings	21,000	19,000
Long-term debt	45,334	80,824
Mortgagors’ escrow accounts	722	573
Accrued expenses and other liabilities	3,178	3,166
Total liabilities	409,109	437,512

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued and outstanding at March 31, 2007, and none issued or outstanding at June 30, 2006)	79	—
Additional paid-in-capital	77,131	—
Unearned Compensation - ESOP	(6,254)	—
Retained Earnings	31,514	33,627
Accumulated other comprehensive loss	(747)	(2,353)
Total stockholders’ equity	101,723	31,274
Total liabilities and stockholders’ equity	$510,832	$468,786

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Interest and dividend income:
Loans, including fees	$5,011	$4,580	$15,311	$13,198
Debt securities	1,390	1,307	4,110	3,959
Dividends	122	56	221	155
Federal funds sold and other short-term investments	595	8	794	44
Total interest and dividend income	7,118	5,951	20,436	17,356

Interest expense:
Deposits	2,782	2,100	8,319	6,089
Borrowings	899	1,059	3,418	2,777
Total interest expense	3,681	3,159	11,737	8,866

Net interest income	3,437	2,792	8,699	8,490
Provision for loan losses	37	25	92	125
Net interest income, after provision for loan losses	3,400	2,767	8,607	8,365

Non-interest income:
Customer service fees	228	208	704	650
Gain (loss) on sales of securities, net	3	(1)	11	(2)
Gain (loss) on sales of loans	14	(2)	67	19
Increase in cash surrender value of life insurance	77	76	230	225
Other	40	48	124	144
Total non-interest income	362	329	1,136	1,036

Non-interest expense:
Salaries and employee benefits	1,936	1,632	5,220	4,742
Occupancy and equipment	341	332	950	953
Data processing services	183	158	525	497
Advertising	197	156	443	393
Other general and administrative	4,246	485	5,126	1,374
Total non-interest expense	6,903	2,763	12,264	7,959

Income (loss) before income taxes	(3,141)	333	(2,521)	1,442

Income tax (benefit) expense	(605)	99	(408)	401

Net income (loss)	$(2,536)	$234	$(2,113)	$1,041

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

						Accumulated
			Additional	Unearned		Other
	Common Stock		Paid-in	Compensation	Retained	Comprehensive
	Shares	Amount	Capital	ESOP	Earnings	Income/Loss	Total
	(Unaudited)

Balance at June 30, 2005	—	$—	$—	$—	$32,607	$(578)	$32,029

Comprehensive income:
Net income	—	—	—	—	807	—	807
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	812	812
Total comprehensive income							1,619

Balance at March 31, 2006	—	$—	$—	$—	$33,414	$234	$33,648

Balance at June 30, 2006	—	$—	$—	$—	$33,627	$(2,353)	$31,274

Comprehensive loss:
Net loss	—	—	—	—	(2,113)	—	(2,113)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	1,606	1,606
Total comprehensive loss							(507)
Issuance of common stock for initial public offering net of expenses of $2.3 million	7,571,313	75	73,323	—	—	—	73,398
Issuance of common stock to Hampden Bank Charitable Foundation	378,566	4	3,782	—	—	—	3,786
Shares purchased for ESOP	—	—	—	(6,360)	—	—	(6,360)
Release of ESOP shares	—	—	26	106	—	—	132
Balance at March 31, 2007	7,949,879	$79	$77,131	$(6,254)	$31,514	$(747)	$101,723

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,113)	$1,041
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Provision for loan losses	92	125
Net amortization of securities	128	109
Depreciation and amortization	431	443
Gain/loss on sales of securities, net	(11)	2
Loans originated for sale	(10,748)	(5,498)
Proceeds from loan sales	9,178	5,517
Gain on sales of loans	(67)	(19)
Increase in cash surrender value of bank-owned life insurance	(230)	(224)
Deferred tax benefit	—	551
Contribution of common stock to Hampden Bank Charitable Foundation	3,786	—
Employee Stock Ownership Plan expense	132	—
Net change in:
Accrued interest receivable	(207)	(77)
Other assets	(826)	(92)
Accrued expenses and other liabilities	12	173
Net cash (used) provided by operating activities	(443)	2,051

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	5,772	7,473
Maturities and calls	4,000	3,000
Principal payments	12,292	17,592
Purchases	(41,092)	(28,305)
Redemption/purchase of Federal Home Loan Bank stock	666	(978)
Loans originated, net of principal payments received	7,807	(28,748)
Purchase of premises and equipment	(280)	(454)
Net cash used by investing activities	(10,835)	(30,420)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
(Dollars in thousands)

	Nine Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	2,741	1,934
Increase in repurchase agreements	2,185	4,319
Net change in other secured borrowings	—	(2,383
Net change in short-term borrowings	2,000	26,046
Proceeds from issuance of long-term debt	—	16,946
Repayment of long-term debt	(35,490)	(12,000
Net proceeds from Initial Public Offering (IPO)	73,398	—
Stock purchased for ESOP	(6,360)	—
Increase in mortgagors' escrow accounts	149	147
Net cash provided by financing activities	38,623	35,009

Net change in cash and cash equivalents	27,345	6,640

Cash and cash equivalents at beginning of period	14,861	8,769

Cash and cash equivalents at end of period	$42,206	$15,409

Supplemental cash flow information:
Interest paid on deposits	$8,319	$6,089
Interest paid on repurchase agreements	350	203
Interest paid on borrowings	3,068	2,574
Income taxes paid	399	515

See accompanying notes to unaudited consolidated financial statements. |

HAMPDEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation and consolidation

The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Hampden Bank (the “Bank”), and Hampden LS, Inc.  Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s prospectus dated November 13, 2006 filed by the Company with the Securities and Exchange Commission on November 29, 2006.

2. Earnings Per Share

Earnings per common share are not presented as Hampden Bancorp, Inc.’s initial public offering was completed on January 16, 2007; therefore, per share results would not be meaningful.

3. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for the servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income for a business entity or changes in unrestricted net assets of a not-for-profit organization. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This Statement does not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This Bulletin provides interpretive guidance on how the effects of the carry-over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a quantifying misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

4. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $88.2 million at March 31, 2007, compared to $76.1 million as of June 30, 2006. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.

5. Employee Stock Ownership Plan

Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering. The Board of Directors elected to fund a full year’s payments on this loan in 2007. This plan is a tax-qualified retirement plan for the benefit of all Company employees.

At March 31, 2007, the principal balance on the ESOP debt is payable as follows:

Year ending December 31,	Amount
(In Thousands)
2007	$250
2008	247
2009	268
2010	291
2011	315
Thereafter	4,989
$6,360

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account allocated among the participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. As of March 31, 2007, all shares are unallocated.

Unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by the ESOP, as a reduction in stockholders’ equity in the consolidated balance sheets. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. The total fair value of the unallocated shares as of March 31, 2007 was $7.6 million.

6. Income Tax

As of March 31, 2007 a valuation allowance of $460,000 has been established against deferred tax assets related to the uncertain utilization of a five year charitable contribution carryforward of approximately $3.5 million created primarily by the donation to the Hampden Bank Charitable Foundation as part of the conversion.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at March 31, 2007 and June 30, 2006 and our consolidated results of operations for the three months and nine months ended March 31, 2007, and March 31, 2006 and should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto, appearing in Part I Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of the Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key-third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. Additionally, other risks and uncertainties are described in the Company’s registration statement on Form S-1 filed with the SEC which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the securities.  Declines in fair value of securities held to maturity and available for sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

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

The allowance consists of specifically allocated, general and unallocated components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  The Company’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. The Company does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (2)	$311,715	$5,011	6.43%	$290,949	$4,580	6.30%
Investment securities	127,003	1,512	4.76	131,061	1,363	4.16
Fed Funds Sold	45,703	595	5.21	756	8	4.23
Total interest earning assets	484,421	7,118	5.88	422,766	5,951	5.63
Non-interest earning assets	31,443			25,409
Total assets	$515,864			$448,175

Interest-bearing liabilities:
Savings deposits	$61,531	408	2.65	$30,484	54	0.71
Money market	26,939	195	2.90	29,497	123	1.67
NOW and other checking accounts	53,781	81	0.60	57,737	55	0.38
Certificates of deposit	180,336	2,098	4.65	188,973	1,868	3.95
Total deposits	322,587	2,782	3.45	306,691	2,100	2.74

Borrowed funds	84,454	899	4.26	104,256	1,059	4.06
Total interest-bearing liabilities	407,041	3,681	3.62	410,947	3,159	3.07
Non-interest bearing liabilities	48,275			3,778
Total liabilities	455,316			414,725
Equity	60,548			33,450
Total Liabilities and equity	$515,864			$448,175

Net interest income		$3,437			$2,792
Net interest rate spread (3)			2.26%			2.56%
Net interest-earning assets (4)	$77,380			$11,819

Net interest margin (5)			2.84%			2.64%
Average interest-earning assets to interest-bearing liabilities			119.01%			102.88%

(1)	Yields and rates for the three months ended March 31, 2007 and 2006 are annualized.
(2)	Includes loans held for sale.
(3)

Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended March 31, 2007			Nine Months Ended March 31, 2006
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$315,020	$15,311	6.48%	$280,778	$13,198	6.27%
Investment securities	125,174	4,331	4.61	131,299	4,114	4.18
Fed Funds Sold	20,030	794	5.29	1,605	44	3.66
Total interest earning assets	460,224	20,436	5.92	413,682	17,356	5.59
Non-interest earning assets	33,173			25,114
Total assets	$493,397			$438,796

Interest-bearing liabilities:
Savings deposits	$57,712	1,127	2.60	$29,597	108	0.49
Money market	27,314	553	2.70	28,827	323	1.49
NOW and other checking accounts	52,650	205	0.52	59,002	161	0.36
Certificates of deposit	186,865	6,434	4.59	191,581	5,497	3.83
Total deposits	324,541	8,319	3.42	309,007	6,089	2.63

Borrowed funds	102,770	3,418	4.43	93,232	2,777	3.97
Total interest-bearing liabilities	427,311	11,737	3.66	402,239	8,866	2.94
Non-interest bearing liabilities	24,114			3,396
Total liabilities	451,425			405,635
Equity	41,972			33,161
Total Liabilities and equity	$493,397			$438,796

Net interest income		$8,699			$8,490
Net interest rate spread (3)			2.26%			2.65%
Net interest-earning assets (4)	$32,913			$11,443

Net interest margin (5)			2.52%			2.74%
Average interest-earning assets to interest-bearing liabilities			107.70%			102.84%

(1)	Yields and rates for the nine months ended March 31, 2007 and 2006 are annualized.
(2)	Includes loans held for sale.
(3)

Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended March 31, 2007 and 2006.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007 vs. 2006			2007 vs. 2006
	Increase			Increase
	(Decrease) Due to		Total Increase	(Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans, net (1)	$332	$99	$431	$1,652	$461	$2,113
Investment securities	(43)	192	149	(198)	415	217
Interest-earning deposits	585	2	587	722	28	750
Total interest-earning assets	874	293	1,167	2,176	904	3,080

Interest-bearing liabilities:
Savings deposits	96	258	354	183	836	1,019
Money market	(11)	83	72	(18)	248	230
NOW accounts	(4)	30	26	(19)	63	44
Certificates of deposits	(88)	318	230	(138)	1,075	937
Total deposits	(7)	689	682	8	2,222	2,230

Borrowed funds	(209)	49	(160)	300	341	641
Total interest-bearing liabilities	(216)	738	522	308	2,563	2,871
Change in net interest income	$1,090	$(445)	$645	$1,868	$(1,659)	$209

(1) Includes loans held for sale.

Comparison of Financial Condition (unaudited) at March 31, 2007 and June 30, 2006

Overview

Total Assets. Total assets increased by $42.0 million, or 9.0%, from $468.8 million at June 30, 2006 to $510.8 million at March 31, 2007, mainly due to receipt of net subscription proceeds of $73.4 million in the stock offering. This increase was primarily due to growth in cash and cash equivalents of $27.3 million, to $42.2 million at March 31, 2007. There was also an increase in securities available for sale of $21.5 million, or 19.4%, to $132.3 million at March 31, 2007. Offsetting these increases was a decrease in the net loan portfolio, excluding loans held for sale, of $7.9 million, or (2.5%) to $310.0 million at March 31, 2007. Each of these changes is discussed below.

Investment Activities. Cash and cash equivalents increased by $27.3 million, or 184.0% from $14.9 million at June 30, 2006 to $42.2 million at March 31, 2007. Securities available for sale increased $21.5 million, or 19.4%, to $132.3 million at March 31, 2007. Increases in obligations issued by government-sponsored enterprises and money market preferred stock were offset by decreases in mortgage-backed securities, corporate obligations, and common stock. At March 31, 2007, the Company’s available for sale portfolio amounted to $132.3 million, or 25.9% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31,		At June 30,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
Government-sponsored enterprises	$44,677	$44,568	$24,283	$23,793
Corporate bonds and other obligations	1,952	1,936	2,094	2,056
Mortgage-backed securities (1)	72,422	71,284	83,590	80,442
Total debt securities	119,051	117,788	109,967	106,291

Marketable equity securities
Common stock	1,807	1,863	2,584	2,470
Money market preferred stock	12,600	12,600	1,996	2,000
Total marketable equity securities	14,407	14,463	4,580	4,470

Total securities available for sale	133,458	132,251	114,547	110,761
Restricted equity securities:
Federal Home Loan Bank of Boston stock	4,607	4,607	5,273	5,273

Total securities	$138,065	$136,858	$119,820	$116,034

(1) Mortgage-backed securities have a rating of AAA.

Net Loans. Total net loans, excluding loans held for sale, at March 31, 2007 were $310.0 million, a decrease of $7.9 million, or (2.5%), from $317.9 million at June 30, 2006. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31,		June 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$112,216	36.07%	$111,849	34.88%
Commercial	90,466	29.08	91,226	28.45
Home equity	60,770	19.54	64,132	20.00
Construction	14,332	4.61	22,314	6.95
Total mortgage loans on real estate	277,784	89.30	289,521	90.28

Other loans:
Commercial	18,413	5.92	22,609	7.05
Consumer	13,411	4.31	7,041	2.20
Industrial revenue bonds	1,447	0.47	1,533	0.47
Total other loans	33,271	10.70	31,183	9.72
Total loans	311,055	100.00%	320,704	100.00%
Other items:
Net deferred loan costs	1,714		872
Allowance for loan losses	(2,787)		(3,695)

Total loans, net	$309,982		$317,881

Residential mortgages increased $367,000, or 0.3%, to $112.2 million, and Consumer loans increased $6.4 million, or 90.5%, as of March 31, 2007, as the result of manufactured home loans being purchased from a third party vendor. These increases were offset by a decrease in Construction loans of $8.0 million, or (35.8%) from $22.3 million at June 30, 2006 to $14.3 million at March 31, 2007. There were also decreases in Home Equity loans of $3.4 million, or (5.2%), and Commercial loans of $4.2 million, or (18.6%), as of March 31, 2007.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$501	$78
Commercial mortgage	577	588
Commercial	2,501	3,168
Home equity, consumer and other	116	118
Total non-accrual loans	3,695	3,952

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	190
Commercial mortgage	—	267
Commercial	—	778
Home equity, consumer and other	—	—
Total loans 90 days delinquent and still accruing	—	1,235
Total non-performing loans	3,695	5,187
Other Real Estate Owned	—	—
Total non-performing assets	$3,695	$5,187

Ratios:
Non-performing loans to total loans	1.19%	1.62%
Non-performing assets to total assets	0.72%	1.11%

     Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection.

Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specifically allocated, general and unallocated components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2007, impaired loans totaled $3.6 million with an established valuation allowance of $1.1 million.

While the Company believes that it has established adequate allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting the Company’s financial condition and earnings.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$2,782	$3,647	$3,695	$3,644
Charge-offs:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial business	(25)	—	(988)	(92)
Consumer and other	(12)	(7)	(30)	(15)
Total other loans	(37)	(7)	(1,018)	(107)

Total charge-offs	(37)	(7)	(1,018)	(107)

Recoveries:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial business	1	—	10	—
Consumer and other	4	5	8	8
Total other loans	5	5	18	8

Total recoveries	5	5	18	8

Net-charge-offs	(32)	(2)	(1,000)	(99)

Provision for loan losses	37	25	92	125

Balance at end of period	$2,787	$3,670	$2,787	$3,670

Ratios:
Net charge-offs to average loans outstanding	(0.01)%	(0.00)%	(0.32)%	(0.04)%
Allowance for loan losses to non- performing loans at end of period	75.43%	97.37%	75.43%	97.37%
Allowance for loan losses to total loans at end of period	0.90%	1.22%	0.90%	1.22%

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		Year Ended June 30,
	2007		2006
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$34,131	10.49%	$32,117	9.95%
Savings	64,237	19.74	49,878	15.46
Money market	25,235	7.75	24,223	7.51
NOW accounts	20,288	6.23	24,602	7.62
Total transaction accounts	143,891	44.21	130,820	40.54
Certificates of deposit	181,564	55.79	191,894	59.46

Total deposits	$325,455	100.00%	$322,714	100.00%

Deposits increased $2.8 million, or 0.9%, to $325.5 million at March 31, 2007 from $322.7 million at June 30, 2006. This increase was primarily in savings deposits which increased by $14.4 million, or 28.8%, to $64.2 million. Money market accounts also increased by $1.0 million, or 4.2%, and demand deposits increased by $2.0 million, or 6.3%, to $34.1 million. Increases in savings deposits, money market accounts and demand deposits were partially offset by a decrease in NOW accounts of $4.3 million, or (17.5%), to $20.3 million, and a decrease in certificates of deposit of $10.3 million, or (5.4%), for the nine month period ended March 31, 2007.

The increase of $14.4 million in regular savings and the decrease of $4.3 million in NOW accounts are primarily related to growth in the balances of MaxGold Super Saver accounts. As of March 31, 2007, these accounts totaled $44.9 million, with an average rate of 3.75%. In an effort to attract deposits in a very competitive marketplace, the Company is continuing to offer these high yielding accounts, which began in February 2006.

Borrowings include borrowings from the Federal Home Loan Bank of Boston (“FHLB”) as well as securities sold under agreements to repurchase, and have decreased $31.3 million, or 28.1%, to $79.7 million at March 31, 2007 from $111.0 million at June 30, 2006. Advances from the FHLB accounted for a $33.5 million decrease, of which a significant portion were paid off using the proceeds from the stock offering. Repurchase agreements accounted for a $2.2 million increase.

Stockholders’ Equity. Total capital increased by $70.4 million, to $101.7 million at March 31, 2007, compared to $31.3 million at June 30, 2006. This increase is the result of net proceeds of $73.4 million from the completion of the stock offering (including the contribution to the ESOP). Our ratio of capital to total assets increased to 19.9% as of March 31, 2007, from 6.7% as of June 30, 2006, which is also due to the increase in capital attributable to the stock proceeds.

Comparison of Operating Results (unaudited) for the Three Months Ended March 31, 2007 and March 31, 2006

Net Income. Net Income decreased from $234,000 for the three month period ended March 31, 2006 to a net loss of $2.5 million for the same period in 2007. This decrease was primarily due to the charitable contribution to the Hampden Bank Charitable Foundation of $3.8 million in company common stock in the conversion. However, net income would have been $423,000 without the contribution to the Hampden Bank Charitable Foundation, an increase of $189,000 for the three months ended March 31, 2007 over the same period of 2006. A partial offset to the charitable foundation contribution was an increase in net interest income for the three month period ended March 31, 2007 of $645,000, or 23.1%, to $3.4 million compared to $2.8 million for the same period in 2006.

Net interest income. Net interest income for the three months ended March 31, 2007 was $3.4 million, an increase of $645,000, or 23.1%, over the same period of 2006, primarily due to an increase in interest and dividend income of $1.2 million, or 19.6%. There was also a decrease in the average balance of interest-bearing liabilities of $3.9 million for the three months ended March 31, 2007 over the same period in 2006.

Interest income. Interest income for the three months ended March 31, 2007 increased $1.2 million, or 19.6% to $7.1 million over the same period of 2006. This increase was primarily due to an increase in average interest earning assets of $61.7 million, or 14.6%, for the three months ended March 31, 2007. For the three months ended March 31, 2007, average outstanding net loans increased $20.8 million, or 7.1%, from the average for the three month period ended March 31, 2006, primarily as a result of the growth in consumer loan portfolios. The average balance of investment securities for the three months ended March 31, 2007 decreased $4.1 million, or (3.1%), from the three month period ended March 31, 2006. The average yield on interest earning assets increased 25 basis points to 5.88% for the three months ended March 31, 2007, compared to 5.63% for the same period in 2006.

Interest Expense. Interest expense increased $522,000, or 16.5%, to $3.7 million for the three months ended March 31, 2007. This increase was primarily due to an increase in average deposits of $15.9 million, or 5.2%, at March 31, 2007. The average yield on deposits increased from 2.7% for the three months ended March 31, 2006, to 3.5% for the three months ended March 31, 2007, which is due to the growth in the MaxGold Super Saver accounts. The average cost of funds also increased to 3.6% for the three months ended March 31, 2007, an increase of 17.9% from a cost of funds of 3.1% for the same period in 2006.

Provision for Loan Losses. The Company’s provision for loan loss expense was $37,000 for the three months ended March 31, 2007 compared to $25,000 for the three months ended March 31, 2006. The Company’s total allowance for loan losses decreased $883,000, or (24.1%), to $2.8 million, or 0.9% of total loans, at March 31, 2007 compared to March 31, 2006. A single loan relationship which totaled approximately $2.6 million as of June 30, 2006 has been in a workout status for a lengthy period of time.  In December of 2006, the Company recognized a partial charge off of $783,000 related to this loan relationship.  This is the primary reason for the decline in the allowance for loan losses from June 30, 2006 to March 31, 2007.

Non-interest Income. Total non-interest income, excluding gains on sales of loans, totaled $348,000 for the three months ended March 31, 2007, an increase of $17,000 from the same period a year ago. This increase is a result of increased income from customer service fees.

Non-interest Expense. Non-interest expense increased $4.1 million, or 149.8%, to $6.9 million for the three months ended March 31, 2007 compared to the same period for 2006. This increase was mainly due the contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million. Salaries and employee benefits expenses increased $304,000, or 18.6%, to $1.9 million for the three months ended March 31, 2007 from the same period in 2006.  Data processing expenses increased by $25,000, advertising expenses increased by $41,000, and occupancy and equipment expenses increased slightly by $9,000 during the three months ended March 31, 2007, compared to such expenses for the same period in 2006.

Income Taxes. Income tax expense decreased $704,000 to an income tax benefit of $605,000, for the three months ended March 31, 2007, due to a deferred tax benefit on the $3.8 million contribution to Hampden Bank Charitable Foundation in the amount of approximately $827,000. A federal income tax reserve of $460,000 was established in the third quarter of fiscal year 2007 to reflect the uncertainty of fully utilizing a five year charitable contribution carryforward of approximately $3.5 million. Our combined federal and state effective tax rate was 19.3% for the three months ended March 31, 2007 and 29.7% for the three months ended March 31, 2006. Without the effect of the contribution to the Hampden Bank Charitable Foundation our effective tax rate would have been 34.4%.

Comparison of Operating Results (unaudited) for the Nine Months Ended March 31, 2007 and March 31, 2006

Net Income. Net Income decreased from $1.0 million for the nine month period ended March 31, 2006 to a net loss of $2.1 million for the same period in 2007. This decrease was primarily due to the charitable contribution to the Hampden Bank Charitable Foundation. Net Income would have been $846,000 for the nine months ended March 31, 2007 without the contribution to the Hampden Bank

Charitable Foundation. A partial offset to the charitable foundation contribution was an increase in net interest income for the nine month period ended March 31, 2007 of $209,000, or 2.5%, to $8.7 million over the same period in 2006.

Net interest income. Net interest income for the nine months ended March 31, 2007 was $8.7 million, an increase of $209,000, or 2.5%, over the same period of 2006, primarily due to an increase in interest and dividend income of $3.1 million, or 17.8%.

Interest income. Interest income for the nine months ended March 31, 2007 increased $3.1 million, or 17.8%, to $20.4 million over the same period of 2006. This increase was primarily due to an increase in average interest earning assets of $46.5 million, or 11.3%, for the nine months ended March 31, 2007. For the nine months ended March 31, 2007, average outstanding net loans increased $34.2 million, or 12.2%, from the average for the nine month period ended March 31, 2006. The average balance of investment securities for the nine months ended March 31, 2007 decreased $6.1 million, or (4.7%), from the nine month period ended March 31, 2006. The average yield on interest earning assets increased 33 basis points to 5.92% for the nine months ended March 31, 2007, compared to 5.59% for the same period in 2006.

Interest Expense. Interest expense increased $2.8 million, or 32.4%, to $11.7 million for the nine months ended March 31, 2007. This increase was primarily due to an increase in average interest bearing liabilities of $25.1 million, or 6.2%, at March 31, 2007. The average yield on deposits increased from 2.6% for the nine months ended March 31, 2006, to 3.4% for the nine months ended March 31, 2007, which is due to the growth in the MaxGold Super Saver accounts. The average cost of funds also increased to 3.7% for the nine months ended March 31, 2007, an increase of 24.5% from a cost of funds of 2.9% for the same period in 2006.

Provision for Loan Losses. The Company’s provision for loan loss expense was $92,000 for the nine months ended March 31, 2007 compared to $125,000 for the nine months ended March 31, 2006. The Company’s total allowance for loan losses decreased $883,000, or (24.1%), to $2.8 million, or 0.9% of total loans, at March 31, 2007 compared to March 31, 2006. A single loan relationship which totaled approximately $2.6 million as of June 30, 2006 has been in a workout status for a lengthy period of time.  In December of 2006, the Company recognized a partial charge off of $783,000 related to this loan relationship.  This is the primary reason for the decline in the allowance for loan losses from June 30, 2006 to March 31, 2007.

Non-interest Income. Total non-interest income, excluding gains on sales of loans, totaled $1.1 million for the nine months ended March 31, 2007, an increase of $52,000 from the same period a year ago. This increase is a result of increased income from customer service fees.

Non-interest Expense. Non-interest expense increased $4.3 million, or 54.1%, to $12.3 million for the nine months ended March 31, 2007 compared to the same period for 2006. This increase was mainly due the contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million. Salaries and employee benefits expenses increased $478,000, or 10.1%, to $5.2 million for the nine months ended March 31, 2007 from the same period in 2006.  Data processing expenses increased by $28,000, and advertising expenses increased by $50,000 during the nine months ended March 31, 2007, compared to such expenses for the same period in 2006.

Income Taxes. Income tax expense decreased $809,000 to an income tax benefit of $408,000, for the nine months ended March 31, 2007, due to a deferred tax benefit on the $3.8 million contribution to Hampden Bank Charitable Foundation in the amount of approximately $827,000. A federal income tax reserve of $460,000 was established in the third quarter of fiscal year 2007 to reflect the uncertainty of fully utilizing a five year charitable contribution carryforward of approximately $3.5 million. Our combined federal and state effective tax rate was 16.2% for the nine months ended March 31, 2007 and 27.8% for the nine months ended March 31, 2006. Without the effect of the contribution to the Hampden Bank Charitable Foundation our effective tax rate would have been 33.1%.

Minimum Regulatory Capital Requirements. As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s category. The Company’s capital amounts and ratios as of March 31, 2007 (unaudited) and June 30, 2006 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2007:

Total capital (to risk weighted assets):
Consolidated	$98,625	28.0%	$28,160	8.0%	N/A	N/A
Bank	68,721	20.7	26,511	8.0	$33,139	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	95,838	27.2	14,080	4.0	N/A	N/A
Bank	65,909	19.9	13,255	4.0	19,883	6.0

Tier 1 capital (to average assets):
Consolidated	95,838	18.5	20,688	4.0	N/A	N/A
Bank	65,909	13.4	19,708	4.0	24,635	5.0

As of June 30, 2006:

Total capital (to risk weighted assets):
Consolidated	$37,200	11.3%	$26,333	8.0%	N/A	N/A
Bank	37,100	11.3	26,333	8.0	$32,916	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	33,505	10.2	13,166	4.0	N/A	N/A
Bank	33,405	10.2	13,166	4.0	19,749	6.0

Tier 1 capital (to average assets):
Consolidated	33,505	7.3	18,448	4.0	N/A	N/A
Bank	33,405	7.2	18,448	4.0	23,060	5.0

Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by the Company’s Treasurer, who monitors on a daily basis the adequacy of the Company’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews the Company’s liquidity on a monthly basis, and by the Board of Directors of the Company, which reviews the adequacy of our liquidity resources on a quarterly basis.

The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2007, cash and due from banks, short-term investments and money market preferred stock totaled $54.8 million or 10.7% of total assets.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, the Company has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. However, due to the proceeds from the stock offering, since March 31, 2006, Hampden has decreased FHLB borrowings by $28.4 million to a total of $66.3 million outstanding as of March 31, 2007.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2007 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)
As of March 31, 2007
Federal Home Loan Bank of Boston advances	$66,333	$21,000	$30,640	$13,626	$1,067
Securities sold under agreements to repurchase	13,420	13,420	—	—	—
Total contractual obligations	$79,753	$34,420	$30,640	$13,626	$1,067

Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2007:

	March 31, 2007	June 30, 2006
	(In Thousands)
Commitments to grant loans (1)	$22,440	$21,268
Commercial loan lines-of-credit	18,560	16,853
Unused portions of home equity lines of credit (2)	28,347	28,068
Unused portion of construction loans (3)	16,254	7,524
Unused portion of personal lines-of-credit (4)	2,010	1,890
Standby letters of credit (5)	585	515
Total loan commitments	$88,196	$76,118

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

(4)             Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(5)             Standby letters of credit are generally available for less than one year.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the nine months ended March 31, 2007. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Registration Statement on Form S-1 for the year ended June 30, 2006 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended March 31, 2007. See the discussion and analysis of risk factors provided in the Company’s prospectus dated November 13, 2006 filed with the Securities and Exchange Commission on November 29, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company was formed in connection with the conversion of the holding company structure of Hampden Bank from mutual to stock form. Prior to completion of the conversion, Hampden Bancorp, MHC, a Massachusetts mutual bank holding company (“MHC”) owned all of the common stock of Hampden Bank, a Massachusetts-chartered stock savings bank. MHC ceased to exist as a result of the conversion, and the Company became the owner of all of the outstanding common stock of Hampden Bank.

In connection with the conversion, on or about November 30, 2006, the Company commenced a public offering of 7,571,313 shares of its common stock in a subscription offering for a purchase price of $10.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-137359) which was declared effective by the SEC on November 13, 2006. In accordance with the Plan and pursuant to the registration statement, first priority rights to subscribe for shares of the Company’s common stock was offered to eligible depositors of Hampden Bank and to the Hampden Bank Employee Stock Ownership Plan (“ESOP”). Such depositors and the ESOP subscribed for all of the stock offered for sale. In addition, the Company contributed 378,566 shares to the Hampden Bank Charitable Foundation, a 509(a) private foundation established in connection with the conversion. Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock. For their services, KBW received an advisory fee of $50,000 and a marketing fee of $615,632, representing 1% of the dollar amount of common stock sold in the offering other than (i) shares purchased by officers, directors and employees or their immediate families, (ii) shares contributed to the Hampden Bank Charitable Foundation and (iii) shares purchased by our ESOP, for which no fee was paid. In addition, KBW was reimbursed $90,750 for expenses, including attorney fees.

The stock offering, which expired on December 22, 2006 and was consummated on January 16, 2007, resulted in the sale of 7,571,313 shares (excluding shares contributed to the Hampden Bank Charitable Foundation) for gross proceeds of approximately $75.7 million. Expenses related to the offering were approximately $2.3 million, including the expenses paid to KBW described above, none of which was paid to officers or directors of the Company or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $73.4 million. As a result of completion of the offering, 7,949,879 shares are outstanding, representing 7,571,313 shares sold at $10.00 per share, and 378,566 shares contributed to the Hampden Bank Charitable Foundation for payment of the $.01 par value per share.

50% of the net proceeds of the offering were retained by the Company, and 50% contributed to Hampden Bank in exchange for all of the outstanding common stock of Hampden Bank. All of such proceeds have been initially invested in short-term investments with maturities of ninety days or less, except for $23.5 million, which was used to retire loans from the Federal Home Loan Bank of Boston. Upon maturity of the short-term investments, the resulting funds will be re-invested predominately in investment securities with maturities of five years or less. During the remainder of 2007, the offering proceeds will be used to repay loans to the Federal Home Loan Bank of Boston, or used to fund loan growth.

The Company did not repurchase any of its securities in the quarter ended March 31, 2007.

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

HAMPDEN BANCORP, INC.

Date: May 10, 2007	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: May 10, 2007	/s/ Robert A. Massey
Robert A. Massey
Senior Vice President and Treasurer