Form 10-K
period 2007-06-30
Hampden Bancorp, Inc.
filed 2007-09-14
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-137359

HAMPDEN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5714154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19 HARRISON AVE. SPRINGFIELD, MASSACHUSETTS	01102
(Address of principal executive offices)	(Zip Code)

(413) 736-1812
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes [ ] No [X].

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act of during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]     No [  ].

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Se. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X].

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X].

      Based upon the closing price of the registrant's common stock as of June 29, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $87,150,634. The registrant has provided this information as of June 29, 2007 because there was no stock outstanding as of the last business day of its most recently completed second fiscal quarter.

The number of shares of Common Stock outstanding as of September 13, 2007 was 7,949,879.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2007 TABLE OF CONTENTS

Part I

Item 1.	Business

General

      Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC's conversion from a mutual bank holding company to a stock bank holding company. Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.3 million. The information set forth in this Annual Report on Form 10-K for Hampden Bancorp, Inc. and it's subsidiaries (the "Company"), Hampden Bank, and Hampden LS, Inc., including the consolidated financial statements and related financial data, relates primarily to Hampden Bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive. All significant intercompany accounts and transactions have been eliminated in consolidation. During any period prior to January 16, 2007 the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to January 16, 2007 presented in this Annual Report on Form 10-K is that of Hampden Bancorp, MHC and its subsidiary.

      Hampden Bank, the only bank headquartered in Springfield, Massachusetts, is a full-service, community-oriented financial institution offering products and services to individuals, families, and businesses through seven offices located in Hampden County in Massachusetts. Hampden Bank was originally organized as a Massachusetts state-chartered mutual savings bank dating back to 1852. Hampden Bank's deposits are insured by the FDIC as well as by the Depositors Insurance Fund, ("DIF"). Hampden Bank is a member of the Federal Home Loan Bank of Boston ("FHLB") and is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks. Hampden Bank's business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Hampden Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Hampden Bank also provides insurance and investment products through its Financial Services Division, Hampden Financial.

Available Information

      The Company's website is https://www.hampdenbank.com. The Company makes available free of charge through its website, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as amended (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

Market Area

      Hampden Bank offers financial products and services designed to meet the financial needs of our customers. Our primary deposit-gathering area is concentrated in the Massachusetts cities and towns of Springfield, West Springfield, Longmeadow, Agawam and Wilbraham. Our lending area is broader than our deposit-gathering area and includes Hampden, Hampshire, Franklin, and Berkshire counties of Massachusetts as well as portions of northern Connecticut.

      Hampden Bank is headquartered in Springfield, Massachusetts. All of Hampden Bank's offices are located in Hampden County. Springfield is a largely urban city located in south western Massachusetts, 90 miles west of Boston and 30 miles north of Hartford, Connecticut, connected by major interstate highways. A diversified mix of industry groups operate within Hampden County, including manufacturing, health care, wholesale/retail trade and service. The major employers in the area include MassMutual Financial Group, Top-Flite Golf Company, Dow Jones & Co., Baystate Health System and Big Y Supermarkets. The county in which Hampden Bank currently operates includes a mixture of suburban and urban markets. Hampden Bank's market area is projected to experience modest population and household growth through 2010. Based on census data, Hampden County is expected to grow in population from 462,529 in 2005 to 471,661 in 2010. This is a projected increase of 1.97%. The strongest growth is projected in the 55+ age group and $50,000+ household categories. From 2005 through 2010, the median household income is projected to increase by 19.2% from $47,505 to $56,636.

Competition

      The Company faces intense competition in attracting deposits and loans. The Company's most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Company also faces competition for investors' funds from money market funds, mutual funds and other corporate and government securities. Banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Banknorth, Inc. also operate in the Company's market area. These institutions are significantly larger than the Company, and, therefore, have significantly greater resources.

      The Company's competition for loans comes primarily from financial institutions in our market areas, and from other financial service providers such a mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies. Competition for loans is expected to increase as a result of recent competitors' capital raising activities in 2006 and 2007 in the Company's market area.

      The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company's future growth.

Lending Activities

      General.  The Company's gross loan portfolio consisted of an aggregate of $330.0 million at June 30, 2007, representing 63.0% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $95.7 million in fiscal 2007 and $127.6 million in fiscal 2006. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $8.6 million during fiscal 2007 and $5.9 in fiscal 2006, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $3.7 million during fiscal 2007 and $1.7 million during fiscal 2006.

The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$116,178	35.21%	$111,849	34.88%	$ 91,542	33.57%	$ 86,531	34.38%	$ 84,322	38.71%
Commercial	90,538	27.45	91,226	28.45	88,766	32.54	90,551	35.98	72,845	33.44
Home Equity	59,899	18.15	64,132	20.00	53,711	19.70	50,080	19.90	39,268	18.03
Construction	21,251	6.44	22,314	6.95	11,996	4.40	4,850	1.93	1,727	0.79
Total mortgage loans on real estate	287,866	87.25	289,521	90.28	246,015	90.21	232,012	92.19	198,162	90.97

Other loans:
Commercial	25,472	7.71	22,609	7.05	21,485	7.88	14,989	5.96	16,709	7.67
Consumer	15,201	4.61	7,041	2.20	3,516	1.29	2,952	1.17	2,459	1.13
Industrial revenue bonds	1,443	0.43	1,533	0.47	1,686	0.62	1,722	0.68	495	0.23
Total other loans	42,116	12.75	31,183	9.72	26,687	9.79	19,663	7.81	19,663	9.03
Total loans	329,982	100.00%	320,704	100.00%	272,702	100.00%	251,675	100.00%	217,825	100.00%
Other items:
Net deferred loan costs (fees)	1,902		872		211		(94)		(100)
Allowance for loan losses	(2,810)		(3,695)		(3,644)		(3,471)		(3,096)
Total loans, net	$329,074		$317,881		$269,269		$248,110		$214,629

      Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans. For fiscal year 2007, the Company originated 19 loans with a loan-to-value ratio of 95% or greater, of which 95% were sold. As of June 30, 2007, the residential real estate mortgage loan portfolio totaled $116.2 million, or 35.2% of the total gross loan portfolio on that date, and had an average yield of 5.6%. Of the residential mortgage loans outstanding on that date, $96.1 million were adjustable-rate loans with an average yield of 5.5% and $20.1 million were fixed-rate mortgage loans with an average yield of 5.9%. Residential mortgage loan originations totaled $23.8 million and $36.1 million for fiscal 2007 and 2006, respectively.

      A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000. If appropriate, flood insurance is required for all properties securing real estate loans made by the Company.

      During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Some loans which the Company originates have a higher risk profile or are outside of our normal underwriting standards than the Company is willing to accept. These loans are sold to a third party along with the servicing rights.

      At June 30, 2007, fixed rate monthly payment loans held in the Company's portfolio totaled $19.4 million, or 16.7% of total residential real estate mortgage loans at that date. The total of loans serviced for others as of June 30, 2007 is $25.3 million.

      The adjustable-rate mortgage loans ("ARM Loans") offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2007, ARM loans totaled $96.8 million or 83.3% of total residential loans outstanding at that date. The Company originates ARMs with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM loan with a loan-to-value ratio greater than 80% requires Private Mortgage Insurance. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Interest rate /adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce the Company's exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default.

      Commercial Real Estate Loans.  The Company originated $12.3 million and $33.4 million of commercial real estate loans in 2007 and 2006, respectively, and had $90.5 million of commercial real estate loans, with an average yield of 6.9%, in its portfolio as of June 30, 2007. The Company has placed increasing emphasis on commercial real estate over the past several years, and as a result such loans have grown from $72.8 million at June 30, 2003 to $90.5 million as of June 30, 2007. The Company intends to further grow these segments of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

      The Company originates commercial real estate loans for terms of up to 10 years. Interest rates on commercial real estate loans adjust over periods of three, five, or seven years based primarily on Federal Home Loan Bank rates. In general, rates on commercial real estate loans are priced at a spread over Federal Home Loan Bank advance rates. Commercial real estate loans are generally secured by commercial properties such as, industrial properties, small office buildings, retail facilities, warehouses multi-family income properties and owner-occupied properties used for business. Generally, commercial real estate loans are approved with a maximum 80% loan to appraised value ratio.

      In its evaluation of a commercial real estate loan application, the Company considers the net operating income of the borrower's business, the borrower's expertise, credit history, and the profitability and value of the underlying property. For loans secured by rental properties, the Company will also consider the terms of the leases and the quality of the tenant. The Company generally requires that the properties securing these loans have minimum debt service coverage sufficient to support the loan. The Company generally requires the borrowers seeking commercial real estate loans to personally guarantee those loans.

      Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing the Company's commercial real estate loans and on the value of such properties.

      Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $11.8 million and $31.9 million of home equity lines-of-credit and loans during 2007 and 2006, respectively, and at June 30, 2007 had $59.9 million of home equity lines-of-credit and loans outstanding, representing 18.2% of the loan portfolio, with an average yield of 6.7% at that date.

      Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 5 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $29.9 million at June 30, 2007.

      Construction Loans.  The Company offers residential and commercial construction loans. The Company has placed increasing emphasis on construction loans over the past several years. The majority of non-residential construction loans are written to become permanent financing. The Company originated $24.5 million and $16.0 million of construction loans during fiscal 2007 and fiscal 2006, respectively, and at June 30, 2007 had $21.3 million of construction loans outstanding, representing 6.4% of the loan portfolio.

      Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $12.4 million and $7.2 million in commercial loans during fiscal 2007 and fiscal 2006, respectively, and as of June 30, 2007 had $25.4 million in commercial loans in its portfolio, representing 7.7% of such portfolio, with an average yield of 7.7%. The Company intends to grow this segment of its lending business in the future.

      The Company's commercial loans are generally collateralized by equipment, accounts receivable and inventory, and are usually supported by personal guarantees. The Company offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written on demand with annual reviews, with floating interest rates that are indexed to the Company's base rate of interest.

      When making commercial loans, the Company considers the financial statements of the borrower, the borrower's payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. The Company has established limits on the amount of commercial loans in any single industry.

      Commercial loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Because commercial loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse changes in the economy. Further, collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value.

      Consumer and Other Loans.  The Company offers a variety of consumer and other loans, including manufactured homes, auto loans and loans secured by passbook savings or certificate accounts. The Company originated $11.0 million and $2.9 million of consumer and other loans during 2007 and 2006, respectively, and at June 30, 2007 had $16.6 million of consumer and other loans outstanding, which included $1.4 million of industrial revenue bonds. Of the $11.0 million of originations in 2007, approximately $6.5 million consists of manufactured housing loans. Consumer and other loans outstanding represented 5.1% of the loan portfolio at that date, with an average yield of 7.5%.

      Loan Origination.  Loan originations come from a variety of sources. The primary source of originations are our salaried and commissioned loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. The Company occasionally purchases participation interests in commercial real estate loans and commercial loans from banks located in Massachusetts and Connecticut. The Company underwrites these loans using its own underwriting criteria.

      The Company makes commitments to loan applicants based on specific terms and conditions. As of June 30, 2007, the Company had commitments to grant loans of $28.9 million, unadvanced funds on home equity and overdraft lines-of-credit totaling $30.4 million, unadvanced funds on commercial lines-of-credit totaling $19.3 million, unadvanced funds due mortgagors and on construction loans totaled $16.4 million and standby letters of credit totaling $580,000.

      The Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. The Company also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans. For information regarding the Company's recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-8.

The following table sets forth certain information concerning the Company's portfolio loan originations:

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(In Thousands)

Loans at beginning of year	$320,704	$272,702	$251,675	$217,825	$175,176

Originations
Mortage loans on real estate:
Residential	23,833	36,133	26,185	36,720	34,650
Commercial	12,309	33,350	23,199	34,752	39,707
Construction	24,456	16,047	15,689	14,947	6,511
Home Equity	11,794	31,913	22,169	29,477	37,245

Total mortgage loans on real estate originations	72,392	117,443	87,242	115,896	118,113

Other loans:
Commercial business	12,351	7,214	9,673	9,434	5,977
Consumer and other	10,974	2,928	3,022	2,388	2,146
Total other loans on real estate originations	23,325	10,142	12,695	11,822	8,123
Total loans originated	95,717	127,585	99,937	127,718	126,236

Deduct:
Principal loan repayments and prepayments	73,194	71,855	72,294	80,602	76,923
Loan sales	12,219	7,610	6,570	13,251	6,453
Charge-offs	1,026	118	46	15	211
Total deductions	86,439	79,583	78,910	93,868	83,587
Net increase in loans	9,278	48,002	21,027	33,850	42,649
Loans at end of year	$329,982	$320,704	$272,702	$251,675	$217,825

      Residential mortgage loans are underwritten by the Company. Residential mortgage loans less than the corresponding Fannie Mae (FNMA) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the FNMA limit require the approval of a Senior Retail Loan Officer and in some instances, depending on the amount of the loan, the approval of the Board of Investment of the Board of Directors.

      Loan Underwriting.  The Company believes that credit risk is best approved in a bottom up manner. The officer most directly responsible for credit risk, the Account Manager, should approve exposures within delegated authority or recommend approval to the next level of authority as necessary. All exposures require at least one signature by an officer with the appropriate authority. No exposure will be approved without the recommendation of the Account Manager. All new loan approval actions must be documented in the individual credit file with a Credit Approval Memorandum, prior to any funds being advanced by the Company.

      The Company's loan policy has established specific loan approval limits. Loan officers may approve loans up to their individual lending limit. The loan committee reviews all loan applications and approves relationships greater than the loan officer's limit. Certain loan relationships require Board of Investment approval. The Company's loan committee membership includes the Company's President, Executive Vice President, Chief Financial Officer, two Senior Vice Presidents, Vice President of the credit department and commercial loan originators.

      Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities based on experience for these loans. Unsecured personal loans are generally written for not more than $5,000.

      The Company generally will not make loans aggregating more than 10.0% of its capital accounts or $10.2 million as of June 30, 2007 to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment of the Board of Directors of Hampden Bank prior to loan origination. The Company's internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank's retained earnings and equity, or $20.4 million for the Company as of June 30, 2007.

      The Company has established a risk rating system for its commercial real estate and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are reviewed by commercial credit analysts who do not have responsibility for loan originations. The Company also uses a third party loan review firm to test and review these ratings, and then report their results to the Audit Committee of the Board of Directors of Hampden Bancorp, Inc.

The Company occasionally participates in loans originated by third parties to supplement our origination efforts. The Company underwrites these loans using its own underwriting criteria.

      Loan Maturity.  The following table summarizes the final maturities of the Company's loan portfolio at June 30, 2007. The Company's largest loan is $6.3 million. The average balance of the Company's ten largest loans is $3.2 million. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$ 17	6.47%	$ 3,431	7.12%	$ 1,516	8.89%	$ 1,498	8.81%
Due after one year to five years	737	5.92	14,112	7.02	14,642	7.27	2,991	7.98
Due after five years	115,424	5.54	72,995	6.85	9,314	8.24	16,762	7.12
Total	$116,178	5.55%	$90,538	6.89%	$25,472	7.72%	$ 21,251	7.36%

	Home Equity		Consumer and Other		Industrial Revenue Bond		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$ 12	5.56%	$ 433	6.99%	$ -	0.00%	$ 6,907	7.86%
Due after one year to five years	1,547	5.85	5,166	5.69	396	5.00	39,591	6.93
Due after five years	58,340	6.68	9,602	9.04	1,047	3.99	283,484	6.41
Total	$ 59,899	6.66%	$15,201	7.86%	$1,443	4.27%	$329,982	6.50%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

      The following table sets forth, at June 30, 2007, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2008 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2008
	Fixed	Adjustable	Total
	(In Thousands)
Residential Mortgage	$ 20,088	$ 96,073	$116,161
Construction	10,444	9,309	19,753
Commercial mortgage	34,036	53,071	87,107
Commercial business	7,728	16,228	23,956
Home equity, consumer and other	53,886	22,212	76,098
Total loans	$126,182	$196,893	$323,075

Asset Quality

      General.  One of the Company's most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

      Delinquent Loans.  Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. The Company's requirement is that a delinquency notice be mailed no later than the 15th day after payment due date for residential mortgages. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 15 day grace period for residential mortgages and a 10 day grace period for commercial loans. After mailing delinquency notices, the Company's loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, the Company initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, the Company refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and commercial loans, collection procedures may vary depending on individual circumstances.

      Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned ("OREO") in its consolidated financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2007, the Company had no property classified as OREO.

      Classification of Assets and Loan Review.  Risk ratings are assigned to all credit relationships to differentiate and manage levels of risk in individual exposures and throughout the portfolio. Ratings are called Customer Risk Ratings (CRR). Customer Risk Ratings are designed to reflect the risk to the Company in any Total Customer Relationship Exposure. Risk ratings are used to profile the risk inherent in portfolio outstandings and exposures to identify developing trends and relative levels of risk and to provide guidance for the promulgation of policies, which control the amount of risk in an individual credit and in the entire portfolio, identify deteriorating credits and predict the probability of default. Timeliness of this process allows early intervention in the recovery process as to maximize the likelihood of full recovery, and establish a basis for maintaining prudent reserves against loan losses.

      The Account Manager has the primary responsibility for the timely and accurate maintenance of Customer Risk Ratings. The risk rating responsibility for the aggregate portfolio rests with the Division Executive. If a disagreement surfaces regarding a risk rating, the Board of Investment makes the final determination. All others in a supervisory or review function regarding a certain credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management's attention any dispute so it may be resolved. Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate. All credit ratings must be re-affirmed on at least an annual basis.

      The Company engages an independent third party to conduct a semi-annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the Board of Directors of Hampden Bancorp, Inc.

      Watchlist loans are classified as either special mention, substandard, or doubtful. At June 30, 2007, loans classified as special mention totaled $4.3 million, consisting of $1.3 million commercial loans, $215,000 residential mortgage loans, $2.7 million commercial real estate and $61,000 consumer loans. Substandard loans totaled $1.2 million, consisting of $235,000 in commercial mortgage, $869,000 commercial, $122,000 residential mortgage and $9,000 consumer loans. Loans classified as doubtful totaled $2.9 million, consisting of $2.8 million commercial, $95,000 residential mortgage loans, and $47,000 consumer loans. Specific reserves for these loans totaled $1.1 million, all related to doubtful loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)

Non-accrual loans:
Residential mortgage	$ 217	$ 78	$ 150	$ 165	$ 78
Commercial mortgage	235	588	358	-	221
Commercial	3,083	3,168	2,710	1,459	7
Home equity, consumer and other	26	118	36	11	76
Total non-accrual loans	3,561	3,952	3,254	1,635	382

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	190	-	-	-
Commercial mortgage	-	267	-	-	-
Commercial	-	778	-	-	-
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	1,235	-	-	-
Total non-performing loans	3,561	5,187	3,254	1,635	382
Other Real Estate Owned	-	-	-	-	-
Total non-performing assets	$3,561	$5,187	$3,254	$1,635	$382

Ratios:

Non-performing loans to total loans	1.08%	1.62%	1.19%	0.65%	0.18%

Non-performing assets to total assets	0.68%	1.11%	0.78%	0.40%	0.09%

      Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection.

      Allowance for Loan Losses.  In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. The Company maintains an allowance for loan losses that is intended to absorb losses inherent in the loan portfolio, and as such, this allowance represents management's best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis, or more often as necessary, by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The allowance consists of specifically allocated, general and unallocated components. The specifically allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. At June 30, 2007, impaired loans totaled $3.6 million with an established valuation allowance of $1.1 million.

      While the Company believes that it has established adequate allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company's regulators periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting the Company's financial condition and earnings.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
Balance at beginning of year	$ 3,695	$3,644	$3,471	$3,096	$2,896
Charge-offs:
Mortgage loans on real estate	-	-	(7)	(4)	(180)
Other loans:
Commercial business	(991)	(92)	-	-	-
Consumer and other	(35)	(26)	(39)	(11)	(31)
Total other loans	(1,026)	(118)	(39)	(11)	(31)
Total charge-offs	(1,026)	(118)	(46)	(15)	(211)

Recoveries:
Mortgage loans on real estate	-	-	-	89	-
Other loans:
Commercial business	7	-	-	-	-
Consumer and other	12	19	19	1	11
Total other loans	19	19	19	1	11
Total recoveries	19	19	19	90	11
Net-charge-offs	(1,007)	(99)	(27)	75	(200)
Provision for loan losses	122	150	200	300	400
Balance at end of year	$ 2,810	$3,695	$3,644	$3,471	$3,096

Ratios:
Net charge-offs to average loans outstanding	(0.32%)	(0.03%)	(0.01%)	0.03%	(0.11%)
Allowance for loan losses to non-performing loans at end of year	78.91%	71.24%	111.99%	212.29%	810.47%
Allowance for loan losses to total loans at end of year	0.85%	1.15%	1.34%	1.38%	1.42%

      As shown in the table above, the provision for loan losses has decreased over the past few years. This is due to a change the Company has made in its loan loss review over the past several years by moving from a credit rating driven calculation to a calculation using specific reserves on impaired credits. During this review process, the Company has implemented a qualitative review of the impaired loans, using historical charge-offs as the starting point and then adding additional basis points for specific qualitative factors. This change has resulted in a decrease in an annual provision. Adjustments to the provision are only made when quarterly reviews indicate that revisions are necessary.

      The decrease in the percentage of allowance for loan losses to total loans is indicative of the Company having only a few impaired loans with specific reserve requirements, and positive trends within the non-impaired loan portfolio. A portion of the specific reserve was used for charge-offs in fiscal year 2007, however the remaining reserve is adequate based on management's analysis.

      The following table sets forth the Company's percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2007			2006			2005
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$ 287	$116,178	35.21%	$ 287	$111,849	34.88%	$ 180	$ 91,542	33.57%
Construction	141	21,251	6.44	141	22,314	6.95	-	11,996	4.40
Commercial	539	90,538	27.45	744	91,226	28.45	3,146	88,766	32.54
Home equity	217	59,899	18.15	217	64,132	20.00	313	53,711	19.70

Total mortgage loans on real estate	1,184	287,866	87.25	1,389	289,521	90.28	3,639	246,015	90.21

Other loans:
Commercial	1,469	25,472	7.71	2,123	22,609	7.05	-	21,485	7.88
Consumer and other	157	16,644	5.04	183	8,574	2.67	5	5,202	1.91
Total other loans	1,626	42,116	12.75	2,306	31,183	9.72	5	26,687	9.79
Total loans	$2,810	$329,982	100.00%	$3,695	$320,704	100.00%	$3,644	$272,702	100.00%

	At June 30,
	2004			2003
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$ 500	$ 86,531	34.38%	$ 500	$ 84,322	38.71%
Construction	-	4,850	1.93	-	1,727	0.79
Commercial	2,810	90,551	35.98	2,454	72,845	33.44
Home equity	-	50,080	19.90	-	39,268	18.03
Total mortgage loans on real estate	3,310	232,012	92.19	2,954	198,162	90.97

Other loans:
Commercial	27	14,989	5.96	-	16,709	7.67
Consumer and other	134	4,674	1.85	142	2,954	1.36
Total other loans	161	19,663	7.81	142	19,663	9.03
Total loans	$3,471	$251,675	100.00%	$3,096	$217,825	100.00%

Investment Activities

      General.  The Company's investment policy is approved and adopted by the Board of Directors. The Chief Executive Officer, and the Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

      The basic objectives of the investment function are to enhance the profitability of the Company by keeping its investable funds fully employed at the maximum after-tax return, to provide adequate regulatory and operational liquidity, to minimize and/or adjust the interest rate risk position of the Company, to assist in reducing the Company's corporate tax liability, to minimize the Company's exposure to credit risk, to provide collateral for pledging requirements, to serve as a countercyclical balance to earnings by absorbing funds when the Company's loan demand is low and infusing funds when loan demand is high and to provide a diversity of earning assets to mortgage/loan investments.

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

      Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the securities. Declines in the fair value of securities held to maturity and available for sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

Government-Sponsored Enterprises. At June 30, 2007, the Company's government-sponsored enterprises portfolio totaled $56.5 million, or 36.7% of the total portfolio on that date.

      Corporate Obligations.  At June 30, 2007, the Company's portfolio of corporate obligations totaled $1.7 million, or 1.1% of the portfolio at that date. The Company's policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated 'A' or better by a nationally recognized rating agency at the time of purchase. At June 30, 2007, all investments in corporate obligations were rated 'A' or better.

      Mortgage-Backed Securities.  At June 30, 2007, the Company's portfolio of mortgage-backed securities totaled $68.3 million, or 44.4% of the portfolio on that date, and consisted of pass-through securities totaling $68.1 million and collateralized mortgage obligations totaling $213,000 directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (Ginnie Mae). Privately-issued mortgage-backed securities totaled $8.8 million at June 30, 2007. At June 30, 2007, all privately-issued mortgage-backed securities were rated 'AAA'.

      Marketable Equity Securities.  At June 30, 2007, the Company's portfolio of marketable equity securities totaled $22.7 million, or 14.7% of the portfolio at that date, and consisted primarily of money market preferred stock in the amount of $20.8 million and the balance was made up of common and preferred stock of various corporations. The Company's investment policy requires no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry. The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital. Issues must be listed on the NYSE, or AMEX or traded on NASDAQ.

      Restricted Equity Securities.  At June 30, 2007, the Company held $4.6 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for Hampden Bank to borrow from the FHLB.

The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities at the dates indicated:

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
Government-Sponsored Enterprises	$ 56,677	$ 56,483	$ 24,283	$ 23,793	$ 13,268	$ 13,167
Corporate bonds and other obligations	1,689	1,684	2,094	2,056	5,669	5,789
Mortgage-backed securities	69,786	68,328	83,590	80,442	98,892	98,186
Total debt securities	128,152	126,495	109,967	106,291	117,829	117,142

Marketable equity securities
Common stock	1,814	1,852	2,584	2,470	3,048	2,792
Money market preferred stock	20,800	20,800	1,996	2,000	-	-
Total marketable equity securities	22,614	22,652	4,580	4,470	3,048	2,792
Total securities available for sale	150,766	149,147	114,547	110,761	120,877	119,934
Restricted equity securities:
Federal Home Loan Bank of Boston stock	4,607	4,607	5,273	5,273	4,072	4,072
Total securities	$155,373	$153,754	$119,820	$116,034	$124,949	$124,006

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities portfolio at June 30, 2007. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)

Securities available for sale:
Government-Sponsored Enterprises	$25,298	4.10%	$31,379	5.28%	$ -	0%	$ -	0%	$ 56,677	4.75%
Corporate bonds and other obligations	1,689	3.99	-	-	-	-	-	-	1,689	3.99
Mortgage-backed securities	-	-	1,732	2.88	1,149	6.07	66,905	4.52	69,786	4.51
Total debt securities	$26,987		$33,111		$1,149		$66,905		$128,152

Sources of Funds

      General.  Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

      Deposits.  Consumer and commercial deposits are gathered primarily from the Company's primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor except self-directed retirement accounts, which are insured up to $250,000 per depositor) and the DIF fully insures amounts in excess of such limits.

      Competition and general market conditions affect the Company's ability to attract and retain deposits. The Company offers rates on various deposit products based on local competitive pricing and the Company's need for new funds. Occasionally, the Company does offer "special" rate pricing in an effort to attract new customers. Commencing in February 2006, the Company began offering The MaxGold Super Saver account, which is a special savings account. As of June 30, 2007, the maximum interest rate offered on the MaxGold Super Saver account was 4.00%, subject to requirements. The Company does not have any brokered deposits.

      In general, the maturities of the Company's certificate of deposit accounts range from one month to five years. Beginning on August 1, 2007 and ending on September 30, 2007, there will be maturing deposits totaling approximately $61.7 million. Approximately $50.6 million of these maturing certificates of deposit are five year certificates of deposit that the Company offered as a special promotion from August 15, 2002 to September 30, 2002. It is anticipated that approximately $20 million of these maturities may not be retained. In anticipation of this potential cash out-flow, the Company has approximately $20 million of government-sponsored enterprise obligations maturing during this period of time.

The following table sets forth certain information relative to the composition of the Company's average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2007			2006			2005
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)

Deposit type:
Demand	$ 32,851	10.09%	-%	$ 26,980	8.72%	-%	$ 24,623	8.00%	-%
Savings	59,575	18.29	2.79	33,429	10.80	0.51	30,140	9.80	0.36
Money market	27,239	8.36	2.55	27,792	8.98	1.60	29,376	9.55	0.74
NOW accounts	20,615	6.33	1.03	30,593	9.89	0.96	36,814	11.97	0.64
Total transaction accounts	140,280	43.07	1.83	118,794	38.39	0.77	120,953	39.32	0.46
Certificates of deposit	185,393	56.93	4.55	190,615	61.61	4.20	186,657	60.68	3.61
Total deposits	$325,673	100.00%	3.38%	$309,409	100.00%	2.88%	$307,610	100.00%	2.37%

The following table sets forth the time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30
Interest Rate	2007	2006	2005
	(In Thousands)

Less than 2%	$ 8,057	$ 15,196	$ 27,869
2.00% - 2.99%	13,812	10,864	46,335
3.00% - 3.99%	6,384	40,504	33,592
4.00% - 4.99%	64,345	42,148	13,626
5.00% - 5.99%	89,008	83,182	71,271
Total	$181,606	$191,894	$192,693

The following table sets forth the amount and maturities of time deposits at June 30, 2007:

	Year Ended June 30,
Interest Rate	2008	2009	2010	2011	After June 30, 2011	Total
	(In Thousands)

Less than 2%	$ 7,638	$ 419	$ -	$ -	$ -	$ 8,057
2.00% - 2.99%	11,428	1,728	656	-	-	13,812
3.00% - 3.99%	3,155	1,174	1,134	228	693	6,384
4.00% - 4.99%	53,669	10,590	-	-	86	64,345
5.00% - 5.99%	87,606	1,402	-	-	-	89,008
Total	$163,496	$15,313	$1,790	$228	$779	$181,606

      As of June 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $100.7 million. The following table sets forth the maturity of those certificates as of June 30, 2007:

At June 30, 2007
(In Thousands)

Three months or less	$ 56,018
Over three months through six months	8,542
Over six months through one year	30,360
Over one year through three years	5,689
Over three years	112
Total	$100,721

      Between August 15, 2007 and September 30, 2007, approximately $50.6 million of five-year certificates of deposit will mature. The approximately $20 million of government-sponsored enterprise obligations that will mature during such period will provide liquidity in the event that the Company does not retain a portion of these certificates of deposit. In addition, the Company entered into interest rate swap agreements to hedge $20 million of its certificates of deposit, which will mature on September 15, 2007.

      Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loan. FHLB advances are secured primarily by certain of the Company's mortgage loans, investment securities and by it's holding of FHLB stock. As of June 30, 2007, the Company had outstanding $76.3 million in FHLB advances, and had the ability to borrow an additional $104.8 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company's FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2007	2006	2005
	(Dollars In Thousands)

Balance at end of year	$ 76,334	$99,824	$63,784
Average balance during year	84,782	88,094	65,551
Maximum outstanding at any month end	104,628	99,824	73,278
Weighted average interest rate at end of year	4.45%	4.35%	3.84%
Weighted average interest rate during year	4.41%	4.10%	3.57%

      Of the $76.3 million in advances outstanding at June 30, 2007, $21.0 million, bearing a weighted-average interest rate of 4.54%, are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

      The Company recognizes the need to assist the communities it serves with economic development initiatives. These initiatives focus on creating or retaining jobs for lower income workers, benefits for lower income families, supporting small business and funding affordable housing programs. To assist in funding these initiatives, the Company has participated in FHLB's Community Development Advance program. The Company continues to originate loans that qualify under this program.

      In addition to FHLB borrowings the Company has $12.9 million of overnight repurchase agreements with business customers. These repurchases agreements are collateralized by government-sponsored enterprise investments.

Personnel

      As of June 30, 2007, the Company had 99 full-time and 8 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

      Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has two operating subsidiaries, Hampden Investment Corporation and Hampden Insurance Agency.

      Hampden Investment Corporation.  Hampden Investment Corporation (HIC) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2007, HIC had total assets of $61.8 million consisting primarily of U.S. Government agency bonds and mortgage backed securities. HIC's net income for the years ending June 30, 2007 and June 30, 2006 was $1.7 million and $1.5 million respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

      Hampden Insurance Agency.  Hampden Insurance Agency (HIA) is an inactive insurance agency. As of June 30, 2007 HIA had total assets of $34,000 consisting of cash and real estate which Hampden Bank uses for customer parking at its main office.

Hampden Bancorp, Inc.'s subsidiary, in addition to Hampden Bank, is described below.

      Hampden LS, Inc.  Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering.

REGULATION AND SUPERVISION

General

      Hampden Bancorp, Inc. is a Delaware corporation and registered bank holding company. Hampden Bancorp, Inc. is regulated as a bank holding company by the Federal Reserve Board. Hampden Bank is a Massachusetts-charted stock savings bank. Hampden Bank is the wholly-owned subsidiary of Hampden Bancorp, Inc. Hampden Bank's deposits are insured up to applicable limits by the FDIC and by DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Hampden Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Hampden Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on Hampden Bancorp, Hampden Bank and their operations. Hampden Bank is a member of the FHLB, and regulated as a bank holding company by the Federal Reserve Board.

      Certain regulatory requirements applicable to Hampden Bank and to Hampden Bancorp, Inc. are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Hampden Bank and Hampden Bancorp, Inc. and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Bank Regulation

      General.  As a Massachusetts-chartered savings bank, Hampden Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends. In addition, Hampden Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

      In response to Massachusetts laws enacted in the last few years, the Massachusetts Commissioner of Banks adopted rules that generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

      Investment Activities.  In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank's deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth of Massachusetts. However, these powers are constrained by federal law. See "-Federal Bank Regulation-Investment Activities" for federal restrictions on equity investments.

      Loans-to-One-Borrower Limitations.  Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank's capital stock.

      Loans to a Bank's Insiders.  The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan to one borrower limit.

      The loans listed above require approval of the majority of the members of the Company's Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

      Dividends.  A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank's capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

      Regulatory Enforcement Authority.  Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank's business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Hampden Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney's fees in the case of certain violations of those statutes.

      Depositors Insurance Fund.  All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank's deposit balances in excess of amounts insured by the FDIC.

Federal Bank Regulation

      Capital Requirements.  Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Hampden Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder's equity, noncumulative perpetual preferred stock (including any related retained earnings) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

      The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0.0% risk weight, loans secured by one- to four-family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weighting of 100.0%.

      State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

      The FDIC Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi- family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.

      Standards for Safety and Soundness.  As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

      Investment Activities.  Since the enactment of the FDIC Improvement Act, all state-chartered Federal Deposit Insurance Corporation-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDIC Improvement Act and the FDIC regulations permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Hampden Bank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of Hampden Banks' Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank's conversion to a different charter. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to Hampden Bank Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary" if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

      Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

      Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2007, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank's category.

      The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

      "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

      Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.  Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and retained earnings, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution's capital stock and retained earnings and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

      The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called "financial subsidiaries" of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

      The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Hampden Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") of Hampden Bancorp, Inc. and Hampden Bank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Hampden Bank may make to insiders based, in part, on Hampden Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

      Enforcement.  The FDIC has extensive enforcement authority over insured state savings banks, including Hampden Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

      Insurance of Deposit Accounts.  The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Insured institutions are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. For fiscal 2007, the total FDIC assessment was $42,000, after the FDIC deposit insurance credit, for Hampden Bank. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Hampden Bank.

      The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of Hampden Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Federal Deposit Insurance Reform Act of 2005.  The Federal Deposit Insurance Reform Act of 2005, or the Act, signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined "Deposit Insurance Fund."

      Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

      The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

      The consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 31, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of the Act's provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Hampden Bank.

      Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act, the FDIC has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The regulations generally require that Hampden Bank disclose its privacy policy, including identifying with whom it shares a customer's "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, Hampden Bank is required to provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Hampden Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

      Customer Information Security.  The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act ("Information Security Guidelines"). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In April 2005, the FDIC and other bank regulatory agencies issued further guidance for the establishment of these Information Security Guidelines, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures. Hampden Bank currently has Information Security Guidelines in place and believes that such guidelines are in compliance with the regulations.

      Community Reinvestment Act.  Under the Community Reinvestment Act (the "CRA") as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Hampden Bank's latest FDIC CRA rating was "Outstanding."

      Massachusetts has its own statutory counterpart to the CRA which is also applicable to Hampden Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit- taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Hampden Bank's most recent rating under Massachusetts law was "High Satisfactory."

      Consumer Protection and Fair Lending Regulations.  Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations.

Anti-Money Laundering

      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act") significantly expands the responsibilities of financial institutions, including savings and banks, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

      Interest and other charges collected or contracted for by Hampden Bank are subject to state usury laws and federal laws concerning interest rates. Hampden Bank's loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

* Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

* Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

*Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

* Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts;

* General Laws of Massachusetts, Chapter 167E, which governs Hampden Bank's lending powers; and

* Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Hampden Bank also are subject to, among others, the:

* Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

* Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

* Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check; and

* General Laws of Massachusetts, Chapter 167D, which governs the Hampden Bank's deposit powers.

In many cases, Massachusetts has similar statutes to those under federal law that will be applicable to Hampden Bank.

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $48.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $48.3 million, the reserve requirement is $1,218,000 plus 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $48.3 million. The first $7.8 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Hampden Bank is in compliance with these requirements.

Federal Home Loan Bank System

      Hampden Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hampden Bank was in compliance with this requirement with an investment in stock of the FHLB at June 30, 2007 of $4.6 million.

      The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by Hampden Bank.

Holding Company Regulation

      Hampden Bancorp, Inc. is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Hampden Bancorp, Inc. is required to obtain prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or holding company. Prior Federal Reserve Board approval would be required for Hampden Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval must also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

      A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

      The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

      Hampden Bancorp, Inc. is subject to the Federal Reserve Board's capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Hampden Bank.

      A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

      The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Hampden Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

      Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Hampden Bancorp, Inc. ever held as a separate subsidiary a depository institution in addition to Hampden Bank.

      Hampden Bancorp, Inc. and Hampden Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Hampden Bancorp, Inc. or Hampden Bank.

      The status of Hampden Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      Massachusetts Holding Company Regulation.  Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Division; and (iii) is subject to examination by the Division. Hampden Bancorp, Inc. would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Hampden Bank.

      Federal Securities Laws.  Our common stock is registered with the Securities and Exchange Commission (the "SEC") under Section 12(b) of the Exchange Act. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

      The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, Hampden Bancorp, Inc.'s principal executive officer and principal financial officer each are required to certify that Hampden Bancorp, Inc.'s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Hampden Bancorp, Inc. will be subject to further reporting and audit requirements beginning with the Company's fiscal year ending June 30, 2008 under rules proposed by the Securities and Exchange Commission. Hampden Bancorp, Inc. will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

FEDERAL AND STATE TAXATION

Federal Income Taxation

      General.  The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2003. For its 2005 tax year, Hampden Bank's maximum federal income tax rate was 34%.

      Bad Debt Reserves.  For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 ("Base Year Reserves") were not required to be recaptured unless the savings institution failed certain tests. Approximately $2.2 million of Hampden Bank's accumulated bad debt reserves would not be recaptured into taxable income unless Hampden Bank makes a "non-dividend distribution" to Hampden Bancorp, Inc. as described below.

      Distributions.  If Hampden Bank makes "non-dividend distributions" to Hampden Bancorp, Inc., the distributions will be considered to have been made from Hampden Bank's unrecaptured tax bad debt reserves, including the balance of its Base Year Reserves as of October 31, 1987, to the extent of the "non-dividend distributions," and then from Hampden Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Hampden Bank's taxable income. Non-dividend distributions include distributions in excess of Hampden Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of Hampden Bank's current or accumulated earnings and profits will not be so included in Hampden Bancorp, Inc.'s taxable income.

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Hampden Bank makes a non-dividend distribution to Hampden Bancorp, Inc. approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Hampden Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

      Financial institutions in Massachusetts are not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group files a separate annual income tax return. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

Hampden Bank's state tax returns, as well as those of its subsidiaries, are not currently under audit.

      A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation" under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Hampden Bancorp, Inc. is considering whether to seek to qualify as a security corporation. To do so, it would need to (a) apply for, and receive, security corporation classification by the Massachusetts Department of Revenue; and (b) not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue. In order to qualify as a security corporation, the Company established a subsidiary for the purpose of making the loan to the employee stock ownership plan, since making such a loan directly would disqualify it from classification as a security corporation.

      Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors

The following risk factors are relevant to our future results and financial success, and should be read with care.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

      At June 30, 2007, our loan portfolio consisted of $90.5 million, or 27.5%, of commercial real estate loans, $25.5 million, or 7.7%, of commercial business loans and $21.3 million, or 6.5%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We expect to increase substantially our internal loans-to-one-borrower limit. Although we do not expect to increase our internal loans-to-one-borrower limit up to the regulatory maximum, the increased internal limit may expose us to greater risk of loss.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

      We intend to continue to build market share in Hampden County, Massachusetts and surrounding areas through our branching strategy. Our business plan currently contemplates that we will establish up to five additional branches by the end of 2009, if market conditions are favorable. There are considerable expenses involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their expenses, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Certain interest rate movements may hurt our earnings and asset value.

      Interest rates had been at historically low levels in the past. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. On a year-to-year comparative basis our interest rate spread and our net interest margin have decreased, and, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

      Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. For further discussion of how changes in interest rates could impact us, see "Quantitative and Qualitative Disclosures About Market Risk."

Strong competition within our market area could hurt our profits and slow growth.

      We face intense competition both in making loans and attracting and retaining deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. There are 21 credit unions in Hampden County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see " Business-Market Area" and " Business-Competition."

A downturn in the local economy or a decline in real estate values could hurt our profits.

      Nearly all of our real estate loans are secured by real estate in Hampden County. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings. For a discussion of our market area, see " Business-Market Area."

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

      In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2007, our allowance for loan losses was $2.8 million, representing 0.9% of total loans and 78.9% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. Our business strategy calls for continued growth of nonresidential real estate loans, commercial loans and leases, construction and land loans and multi-family mortgage loans. These loans typically expose us to greater risk than one- to four-family residential real estate loans. As we further increase the amount of these loans in our loan portfolio, we may increase our provisions for loan losses, which could adversely affect our consolidated results of operations.

      In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in law and regulations.

      We are subject to extensive regulation, supervision and examination. See "Business - Regulation and Supervision". Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      We are subject to regulations promulgated by the Massachusetts Division of Banks, as our chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. In addition, currently the Federal Reserve Board regulates and oversees Hampden Bancorp, Inc., as a bank holding company.

      This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Massachusetts's deceptive acts and practices law. These laws also permit private individual and class action law suits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Our low return on equity may negatively affect our stock price

      Net income divided by average equity, known as "return on equity," is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity is reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and planned equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended June 30, 2007, our return on equity was (3.04%).

Expenses from operating as a public company and from new stock-based benefit plans will continue to adversely affect our profitability

      Our non-interest expenses are impacted as a result of the financial, accounting, legal and various other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants' accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Issuance of shares for benefit programs may dilute your ownership interest

      We intend to adopt an equity incentive plan. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest could be diluted by up to approximately 4%. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued could be diluted by up to approximately 9%, assuming stock option grants equal to 10% of the shares sold.

Our contribution to Hampden Bank Charitable Foundation may not be tax deductible, which could hurt our profits

      The Company made a contribution to the Hampden Bank Charitable Foundation, valued at $3.8 million, pre-tax. We do not have any assurance that the Internal Revenue Service will grant tax-exempt status to the foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. In addition, even if the contribution is tax deductible , we may not have sufficient profits to be able to use the deduction fully. In the event it is more likely than not that we will be unable to use the entire deduction, we have established a valuation allowance of $460,000 related to the deferred tax asset that has been recorded for this contribution.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

      The Company conducts its business through its main office located in Springfield, Massachusetts and six other offices located in Hampden County, Massachusetts. The following table sets forth information about our offices as of June 30, 2007:

		Location	Year Opened	Lease Expires

Owned
	Main Office:
		19 Harrison Avenue	1951
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1975
		West Springfield, MA 01085

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118

Leased
		820 Suffield Street	2001	2010	*
		Agawam, MA 01001

		2006 Boston Road	2003	2022	**
		Wilbraham, MA 01095

		1500 Main Street	2005	2010	***
		Tower Square
		Springfield, MA 01115

*	Hampden Bank has an option to renew for ten years.
**	Hampden Bank has an option to renew for two additional ten year terms.
***	Hampden Bank has an option to renew for five years.

Item 3.	Legal Proceedings

      We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None

Part II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

      The Company's common stock is listed on the NASDAQ Stock Market, LLC under the trading symbol "HBNK". The Company's initial public offering closed on January 16, 2007 and the common stock began commercial trading on January 17, 2007. The initial offering price was $10.00 per share. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company's common stock on September 7, 2007 was $10.44. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared

2007:
First Quarter	$ -	$ -	$ -
Second Quarter	-	-	-
Third Quarter (commencing January 17, 2007)	13.00	11.50	-
Fourth Quarter	12.19	11.19	0.03

Holders

      As of June 30, 2007, there were 7,949,879 shares of our common stock outstanding. The Company did not repurchase any shares in the quarter or year ended June 30, 2007. The Company had approximately 2,100 holders of record as of June 30, 2007.

Dividends

      On May 10, 2007, the Company declared a dividend in the amount of $0.03 per share. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

Stock Performance Graph

      The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company's common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company's initial public offering) through June 30, 2007. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on January 17, 2007.

Use of Proceeds

Not applicable

Repurchases of Equity Shares

The Company did not repurchase any of its common stock during the third or fourth quarters of 2007, and at June 30, 2007, had not publicly announced repurchase plans or programs.

Item 6.	Selected Financial Data

      The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC. Because shares had not been issued and outstanding during the entire year, earnings per share have not been reported.

	At June 30,
	2007	2006	2005	2004	2003
	(In Thousands)

Selected Financial Condition Data:
Total assets	$523,937	$468,786	$419,628	$410,549	$409,592
Loans, net (1)	329,538	318,202	269,269	248,110	214,629
Securities (2)	153,754	116,034	124,006	124,199	162,980
Deposits	327,341	322,714	311,208	317,053	331,659
Short-term borrowings, including repurchase agreements	13,937	30,235	18,211	19,852	3,980
Long-term debt (3)	75,334	80,824	53,284	41,706	41,332
Other secured borrowings	-	-	2,383	-	-
Stockholders' equity	102,018	31,274	32,029	30,083	31,089

(1)	Includes loans held for sale.
(2)	Includes FHLB stock.
(3)	Long-term debt includes advances from the FHLB with a remaining maturity of one year or greater.

	For The Years Ended June 30,
	2007	2006	2005	2004	2003
	(In Thousands)

Selected Operating Results:
Interest and dividend income, including fees	$27,534	$23,428	$20,427	$20,074	$21,220
Interest expense	15,481	12,340	9,110	9,712	10,254
Net interest income	12,053	11,088	11,317	10,362	10,966
Provision for loan losses	122	150	200	300	400
Net interest income after provision for loan losses	11,931	10,938	11,117	10,062	10,566
Non-interest income	1,755	1,403	1,294	1,318	853
Gain on sales of securities and loans, net	208	23	146	507	260
Non-interest expense (1)	15,616	11,067	9,971	9,935	9,255
Income (loss) before income tax expense	(1,722)	1,297	2,586	1,952	2,424
Income tax expense (benefit) (2)	(267)	277	768	585	845
Net income (loss)	$ (1,455)	$ 1,020	$ 1,818	$ 1,367	$ 1,579

(1)	Year ended June 30, 2007 includes the contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million.
(2)	Year ended June 30, 2007 includes a tax benefit of approximately $827,000 due to the donation to the Hampden Bank Charitable Foundation.

	At or For The Years Ended June 30,
	2007	2006	2005	2004	2003
	(In Thousands)

Selected Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.29)%	0.23%	0.44%	0.33%	0.42%
Return on equity (ratio of net income to average equity)	(3.04)%	3.06%	5.77%	4.57%	5.53%
Average interest rate spread (1)	2.24%	2.57%	2.84%	2.63%	3.00%
Net interest margin (2)	2.58%	2.65%	2.91%	2.69%	3.10%
Efficiency ratio (3)	113.09%	88.60%	79.07%	85.06%	79.48%
Non-interest expense to average total assets	3.13%	2.50%	2.41%	2.44%	2.48%
Average interest-earning assets to average interest bearing liabilities	110.38%	102.91%	102.85%	102.38%	103.28%

Asset Quality Ratios:
Non-performing assets to total assets	0.68%	1.11%	0.78%	0.40%	0.09%
Non-performing loans to total loans	1.08%	1.62%	1.19%	0.65%	0.18%
Allowance for loan losses to non-performing loans	78.91%	71.24%	111.99%	212.29%	810.47%
Allowance for loan losses to total loans	0.85%	1.15%	1.34%	1.38%	1.42%

Capital Ratios:
Equity to total assets at end of year	19.47%	6.67%	7.63%	7.33%	7.59%
Average equity to average assets	9.61%	7.52%	7.63%	7.31%	7.64%
Risk based capital ratio (bank only) at end of year	19.30%	11.30%	12.65%	11.87%	11.99%

Other Data:
Number of full service offices	7	7	6	5	5

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense for the period divided by the sum of net interest income (before loan loss provision) plus non-interest income.

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operation

      This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at June 30, 2007 and June 30, 2006 and our consolidated results of operations for the years ended June 30, 2007, 2006 and 2005. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Annual Report on Form 10-K.

Forward-Looking Statements

      Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Overview

      Income.  The Company's results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.

      Expenses.  The Company's expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense. In 2007, the Company made a charitable contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million.

      Results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company's financial condition and results of operations. See "Risk Factors" beginning on page 30.

Critical Accounting Policies

      We consider accounting policies that require management to exercise significant judgment or discretion, or make significant assumptions that have or could have a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

      Securities.  Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

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

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The allowance consists of specifically allocated, general and unallocated components. The specifically allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

      Income taxes.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Analysis of Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

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

	Years Ended June 30,
	2007			2006			2005
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (1)	$316,971	$20,561	6.49%	$287,231	$18,065	6.29%	$260,157	$15,355	5.90%
Investment securities	131,392	6,025	4.59%	129,160	5,335	4.13%	124,737	4,987	4.00%
Federal Funds Sold	17,951	948	5.28%	1,401	53	3.78%	4,297	85	1.98%
Total interest earning assets	466,314	27,534	5.90%	417,792	23,453	5.61%	389,191	20,427	5.25%
Non-interest earning assets	32,240			25,219			24,103
Total assets	$498,554			$443,011			$413,294

Interest-bearing liabilities:
Savings deposits	$59,575	1,580	2.65%	$33,429	334	1.00%	$30,140	110	0.36%
Money market	27,239	714	2.62%	27,792	421	1.51%	29,376	201	0.68%
NOW and other checking accounts	51,427	251	0.49%	57,573	226	0.39%	61,437	224	0.36%
Certificates of deposit	185,393	8,585	4.63%	190,615	7,454	3.91%	186,657	6,160	3.30%
Total deposits	323,634	11,130	3.44%	309,409	8,435	2.73%	307,610	6,695	2.18%
Borrowed funds	98,843	4,351	4.40%	96,574	3,905	4.04%	70,797	2,415	3.41%
Total interest-bearing liabilities	422,477	15,481	3.66%	405,983	12,340	3.04%	378,407	9,110	2.41%
Non-interest bearing liabilities	28,166			3,718			3,360
Total liabilities	450,643			409,701			381,767
Equity	47,911			33,310			31,527
Total Liabilities and equity	$498,554			$443,011			$413,294

Net interest income		$12,053			$11,113			$11,317
Net interest rate spread (2)			2.24%			2.57%			2.84%
Net interest-earning assets (3)	$43,837			$11,809			$10,784

Net interest margin (4)			2.58%			2.66%			2.91%
Average interest-earning assets to interest-bearing liabilities			110.38%			102.91%			102.85%

(1)	Includes loans held for sale.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-earning liabilities for the period inicated.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-earning liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

      The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company's interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).

	Years Ended June 30 2007 vs. 2006			Years Ended June 30 2006 vs. 2005
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest income:
Loans, net (1)	$1,915	$ 581	$2,496	$1,662	$1,048	$2,710
Investment securities	94	596	690	180	168	348
Federal funds sold	866	29	895	(79)	47	(32)
Total interest income	2,875	1,206	4,081	1,763	1,263	3,026

Interest expense:
Savings deposits	400	846	1,246	13	211	224
Money market	(9)	302	293	(11)	231	220
NOW and other checking accounts	(26)	51	25	(15)	17	2
Certificates of deposits	(209)	1,340	1,131	133	1,161	1,294
Total deposits	156	2,539	2,695	120	1,620	1,740
Borrowed funds	93	353	446	987	503	1,490
Total interest expense	250	2,891	3,141	1,107	2,123	3,230
Change in net interest income	$2,625	$(1,685)	$ 940	$ 656	$ (860)	$ (204)

(1) Includes loans held for sale.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

      Total Assets.  Total assets increased by $55.2 million, or 11.8%, from $468.8 million at June 30, 2006 to $523.9 million at June 30, 2007. This increase was primarily attributable to the net subscription proceeds of $73.4 million, which resulted in an increase in securities available for sale and loans.

      Cash and Short-term Investments  Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds increased by $5.7 million, or 38.1%, from $14.9 million at June 30, 2006 to $20.5 million at June 30, 2007. Cash and short-term investments were increased to ensure that Hampden Bank had sufficient liquidity to fund loan growth.

      Securities.  The investment portfolio aggregated $149.1 million at June 30, 2007, an increase of $38.3 million, or 34.7%, from $110.8 million at June 30, 2006. Within the securities portfolio, government-sponsored enterprises increased by $32.7 million, or 137.4%. In total, approximately $20.0 million of government-sponsored enterprises will mature between August 15, 2007 and October 10, 2007. Mortgage-backed securities decreased $12.1 million, or (15.1%), from $80.4 million at June 30, 2006 to $68.3 million at June 30, 2007.

      Net Loans.  Including loans held for sale, net loans increased $11.3 million, or 3.6%, from $318.2 million at June 30, 2006 to $329.5 million at June 30, 2007. Consumer loans increased $8.2 million, or 115.9%, $6.1 million of this increase was due to an increase in manufactured housing loans, Residential mortgage loans increased $3.7 million, or 3.3%, Commercial loans increased $2.9 million, or 12.7%, Home Equity loans decreased $4.2 million, or (6.6%), Construction loans decreased $1.1 million, or (4.8%), Commercial real estate loans decreased $687,000, or (0.8%), and Industrial Revenue Bonds decreased $90,000, or (5.9%).

      Deposits and Borrowed Funds.  Deposits increased from $322.7 million at June 30, 2006 to $327.3 million at June 30, 2007. Regular and other savings accounts increased $17.0 million, or 34.1%, business and consumer checking accounts increased $4.9 million, or 15.4%, certificates of deposits decreased $10.3 million, or (5.4%).NOW accounts decreased $5.4 million, or (21.8%), and money market accounts decreased $1.7 million, or (6.9%).

      Between August 15, 2007 and September 30, 2007, approximately $50.6 million of five-year certificates of deposits will mature. The approximately $20 million of government-sponsored enterprises that will mature during such period will provide liquidity in the event that the Company does not retain a portion of these certificates of deposits.

      The increase of $17.0 million in regular savings and the decrease of $5.4 million in NOW accounts are primarily related to growth in the balances of MaxGold Super Saver accounts. In an effort to attract deposits in a very competitive market place, the Company began offering The MaxGold Super Savers account in February 2006. As of June 30, 2007 these accounts totaled $42.5 million with an average rate of 3.85%. These accounts are interest bearing personal savings accounts that require an active personal checking account and offer higher rates for larger balances, as well as free services such as free bill pay, free basic checks, and free traveler's checks.

      Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, decreased from $111.1 million as of June 30, 2006 to $89.2 million as of June 30, 2007. This decrease of $21.9 million was due to the repayment of FHLB borrowings using the proceeds from the stock offering. As of June 30, 2007, total borrowings included $12.9 million of securities sold under agreement to repurchase and $76.3 million of FHLB borrowings.

      Total Stockholders' Equity.  Total capital increased by $70.7 million, to $102.0 million at June 30, 2007, compared to $31.3 million at June 30, 2006, which is due to the completion of the stock offering. Our ratio of capital to total assets increased to 19.5% as of June 30, 2007, from 6.7% as of June 30, 2006, which is due to the increase in capital attributable to the stock proceeds.

Comparison of Operating Results For the Years Ended June 30, 2007 and June 30, 2006

      Net Income.  Net income decreased by $2.5 million from $1.0 million for the year ended June 30, 2006, to a net loss of $1.5 million for the year ended June 30, 2007. The decrease was the result of the planned contribution Hampden Bancorp, Inc. made to the Hampden Bank Charitable Foundation of $3.8 million. An offset to the charitable foundation contribution was an increase in net interest income, after provision for loan losses, for the year ended June 30, 2007 of $1.0 million, or 9.1%, to $11.9 million over the same period in 2006.

      Net Interest Income.  The tables on pages 40 and 41 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased $1.0 million, or 8.7%, from $11.1 million in the year ended June 30, 2006 to $12.1 million in the year ended June 30, 2007. The positive effects of an increase in volume of interest-earning assets and higher yields on interest-earning assets more than offset the increase in interest expense due to both an increase in volume of interest-bearing liabilities and increases in rates on interest-bearing liabilities. The increase in volume of interest-earning assets increased interest income by $2.9 million, while the increase in the volume of interest-bearing liabilities increased interest expense by $250,000. The changes in volume had the effect of increasing net interest income by $2.6 million. The increase in net interest income associated with volume was partially offset, however, by changes in rate, which had the effect of decreasing net interest income by $1.7 million. The increase in net interest income attributable to higher yields on interest-earning assets totaled $1.2 million compared to a $2.9 million decrease in net interest income attributable to higher rates on interest-bearing liabilities. Net interest margin remained relatively unchanged at 2.6% for the years ended June 30, 2007 and June 30, 2006. During fiscal 2007, while short-term market interest rates increased, longer-term market interest rates did not. As a consequence, changes in market rates disproportionately affected interest expense, as certain liability costs have risen faster than yields on earning assets. Management expects that the effect of the disproportionate increase in interest expense will continue for at least the remainder of 2007 and, together with continuing increased competition, will likely cause a further decrease in net interest margin during that period.

      Interest Income.  Interest income increased from $23.4 million for the year ended June 30, 2006 to $27.5 for the year ended June 30, 2007. This increase of $4.1 million, or 17.5%, was due to increases in average balances and increases in rates. Interest income on loans increased by $2.5 million, or 14.0%, and interest income on securities increased by $690,000, or 12.9%.

      Interest Expense.  Interest expense increased by $3.1 million, or 25.5%, from the year ended June 30, 2006 to the year ended June 30, 2007. Increases in average borrowing balances combined with increased interest costs on borrowings and deposits were the reason for this increase. Average deposit balances increased by $14.2 million, or 4.6%, while average rates increased from 2.73% to 3.44%. Average borrowings balances increased from $96.6 million to $98.8 million, and the average rate on borrowings increased from 4.04% to 4.40%.

      Provision for Loan Losses.  The Company's provision for loan losses decreased from $150,000 in 2006 to $122,000 in 2007. Net loan charge-offs for 2007 and 2006 were $1.0 million and $99,000, respectively. The allowance for loan losses of $2.8 million at June 30, 2007 represented 0.9% of total loans, as compared to an allowance of $3.7 million, representing 1.2% of total loans at June 30, 2006. Our analysis of the adequacy of the allowance considers economic conditions, historical losses, and management's estimate of losses inherent in the portfolio. For further discussion of the Company's current methodology, please refer to "Business."

      Non-interest Income.  Total non-interest income increased by $537,000, or 37.7%, for the year ended 2007 compared to the year ended June 30, 2006. The primary reason for this increase was the curtailment gain of $184,000 from the termination of the Bank's defined benefit plan in the third quarter of 2007. There was a $128,000 increase in gains on the sale of securities, as well as a $57,000 increase in gains realized on the sale of fixed rate residential mortgage loans sold into the secondary market in 2007. There was also an increase of $203,000 in customer service fees. These increases were partially offset by a decrease in other non-interest income of $47,000.

      Non-interest Expense.  Non-interest expense increased $4.5 million, or 41.1%, to $15.6 million in 2007 as compared to $11.1 million in 2006. The increase was primarily attributable to the contribution to the Hampden Bank Charitable Foundation of $3.8 million. There were also increases in salaries and benefits of $513,000, general expenses of $172,000, advertising expense of $53,000, occupancy expense of $28,000, and data processing services of $25,000. In the upcoming year, the Company expects to spend significant resources on regulatory requirements, such as satisfying its requirement of Section 404 of the Sarbanes-Oxley Act of 2002, as well as additional annual employee compensation and benefit expenses from purchasing or granting shares under the new benefit plans, and other financial, accounting and legal expenses associated with operating as a public company.

      Income Taxes.  There was an income tax benefit of $267,000 for the year ended June 30, 2007, a decrease of $544,000, or 196.4%, compared to an income tax expense of $277,000 for the year ended June 30, 2006. This was due to a tax benefit of $827,000 from the charitable foundation contribution, after a related valuation reserve of $460,000 for the charitable foundation contribution. The combined federal and state effective tax rate was 15.5% in 2007, compared to 21.4% in 2006.

Comparison of Operating Results For the Years Ended June 30, 2006 and June 30, 2005

      Net Income.  Net income decreased $798,000, or 43.9%, to $1.0 million for the year ended June 30, 2006 compared to $1.8 million for the year ended June 30, 2005. The decrease was primarily the result of an increase in operating expenses of $1.1 million and a decrease in net interest income of $229,000, which were offset in part by a decrease in the provision for income taxes of $491,000 and the provision for loan losses of $50,000.

      Net Interest Income.  The tables on pages 40 and 41 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income decreased $229,000, or 2.0%, from $11.3 million in the year ended June 30, 2005 to $11.1 million in the year ended June 30, 2006. The positive effects of an increase in volume of interest-earning assets and higher yields on interest-earning assets was more than offset by an increase in interest expense due to both an increase in volume of interest-bearing liabilities and increases in rates on interest-bearing liabilities. The increase in volume of interest-earning assets increased interest income by $1.8 million, while the increase in the volume of interest-bearing liabilities increased interest expense by $1.1 million. The changes in volume had the effect of increasing net interest income by $655,000. The increase in net interest income associated with volume was more than offset, however, by changes in rate, which had the effect of decreasing net interest income by $884,000. The increase in net interest income attributable to higher yields on interest-earning assets totaled $1.2 million compared to a $2.1 million decrease in net interest income attributable to higher rates on interest-bearing liabilities. Net interest margin decreased from 2.9% for the year ended June 30, 2005 to 2.6% for the year ended June 30, 2006. During fiscal 2006, while short-term market interest rates increased, longer-term market interest rates did not. As a consequence, changes in market rates disproportionately affected interest expense, as certain liability costs have risen faster than yields on earning assets.

      Interest Income.  Interest income increased from $20.4 million for the year ended June 30, 2005 to $23.4 for the year ended June 30, 2006. This increase of $3.0 million, or 14.7% was due to increases in average balances and increases in rates. Interest income on loans increased by $2.7 million, or 17.5% and interest income on securities increased by $348,000, or 7.0%.

      Interest Expense.  Interest expense increased by $3.2 million, or 35.5%, from the year ended June 30, 2005 to the year ended June 30, 2006. Increases in average borrowing balances combined with increased interest costs on borrowings and deposits were the reason for this increase. Average deposit balances remained relatively unchanged while average rates increased from 2.18% to 2.73%. Average borrowings balances increased from $70.8 million to $96.6 million. The average rate on borrowings increased from 3.41% to 4.04% and the average rate on deposits increased from 2.18% to 2.73%.

      Provision for Loan Losses.  The Company's provision for loan losses decreased from $200,000 in 2005 to $150,000 in 2006. Net loan charge-offs for 2006 and 2005 were $99,000 and $27,000, respectively. The allowance for loan losses of $3.7 million at June 30, 2006 represented 1.2% of total loans, as compared to an allowance of $3.6 million, representing 1.3% of total loans at June 30, 2005. Our analysis of the adequacy of the allowance considers economic conditions, historical losses, and management's estimate of losses inherent in the portfolio. For further discussion of Hampden Bank's current methodology, please refer to "Business.

      Non-interest Income.  Total non-interest income remained relatively unchanged at $1.4 million in 2006 and 2005. There was a $118,000 decrease in gains realized on the sale of fixed rate residential mortgage loans sold into the secondary market in 2006. This decrease was offset partially by an increase of $70,000 in customer service fees and an increase in other non-interest income of $39,000.

      Non-interest Expense.  Non-interest expense increased $1.1 million, or 11.0%, to $11.1 million in 2006 as compared to $10.0 million in 2005. The increases were primarily attributable to increases in salaries and benefits of $745,000, occupancy expense of $176,000 and general expenses of $428,000. These increases were offset partially by a reduction in data processing expense of $67,000 and advertising expense of $186,000. Normal merit increases averaging 3.5% accounted for over half of the increase in salaries and benefits. In addition, approximately $318,000 of the salary and benefit increase was related to one-time adjustments to supplemental executive retirement and defined benefit plans.

      Income Taxes.  Income tax expense was $277,000 for the year ended June 30, 2006, a decrease of $491,000, or (64.0%), compared to $768,000 for the year ended June 30, 2005. The combined federal and state effective tax rate was 21.4% in 2006, compared to 29.7% in 2005. The decrease in the tax rate was due to the income on tax advantaged investments, including bank-owned life insurance, being higher as a percentage of pre-tax income than in previous years.

Risk Management

      Management recognizes that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Company strives to measure, evaluate and mitigate the risks it faces. Management understands that an effective risk management system is critical to the safety and soundness of the Company. Chief among the risks faced by the Company are credit risk, market risk including interest rate risk, liquidity risk, operational (transaction) risk and compliance risk.

      Within management, the responsibility for risk management rests with the General Counsel and the senior officers responsible for finance, lending, retail banking, marketing and human resources. The General Counsel and senior officers continually review the status of our risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The General Counsel tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The General Counsel reports all findings directly to the Audit Committee of the Board of Directors.

      Management of Credit Risk.  The Company considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies established by the Board of Directors of the Company, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, the Company's policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Collateral and debt service coverage ratios, approval limits and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Company's allowance for loan losses. For additional information, refer to "Business-Lending Activities," on page 4.

      Management of Market Risk.  Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. The Company has no exposure to foreign currency exchange or commodity price movements. Because net interest income is the Company's primary source of revenue, the Company's exposure to interest rate risk is significant.

      Interest rate risk is the exposure of the Company's net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level and duration of the Company's assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancing, the flow and mix of deposits, and the market value of the Company's assets and liabilities.

      Exposure to interest rate risk is managed by the Company through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, coupled with determinations of the level of risk considered appropriate given the Company's capital and liquidity requirements, business strategy and performance objectives. Through such management, the Company seeks to manage the vulnerability of its net interest income to changes in interest rates.

Strategies used by the Company to manage the potential volatility of its earnings may include:

* Emphasizing the origination and retention of adjustable-rate mortgage loans, variable rate commercial loans and variable rate home equity lines of credit;

* Investing in securities with relatively short maturities and/or expected average lives;

* Classifying all of the investment portfolio as "available for sale" in order to provide for flexibility in liquidity management; and

* Lengthening or shortening liabilities such as certificates of deposits and FHLB borrowings when appropriate.

      The Company's Asset/Liability Committee, comprised of senior management and two members of the Board of Directors, is responsible for managing interest rate risk. On a quarterly basis, the Committee reviews with the Board of Directors its analysis of the Company's exposure to interest rate risk, the effect that subsequent changes in interest rates could have on the Company's future net interest income, its strategies and other activities, and the effect of those strategies on the Company's operating results.

      The Committee's primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include instantaneous and sustained parallel and flattening/steepening rate ramps over a one year period, and static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.

      The following table sets forth, as of June 30, 2007, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months as Compared to Flat Rates

300 basis point increase in rates	6.25%
200 basis point increase in rates	4.99%
100 basis point increase in rates	3.51%
Flat interest rates	0.00%
100 basis point decrease in rates	-1.23%
200 basis point decrease in rates	-6.03%
300 basis point decrease in rates	-12.02%

      As indicated in the table above the result of a 100 basis point increase in interest rates is estimated to increase net interest income by 3.51%, 4.99% for a 200 basis point increase and 6.25% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 300 basis point decline in the level of interest rates is a decrease of 12.02%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

      There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, and the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of the Company's sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

      In its management of interest rate risk, the Company also relies on the analysis of its interest rate "gap," which is the measure of the mismatch between the amount of the Company's interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates. Certain factors may serve to limit the usefulness of the measurement of the interest rate gap. For example, interest rates on certain assets and liabilities are discretionary and may change in advance of, or may lag behind, changes in market rates. The gap analysis does not give effect to changes the Company may undertake to mitigate interest rate risk. Certain assets, such as adjustable-rate loans, have features that may restrict the magnitude of changes in interest rates both on a short-term basis and over the life of the assets. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. Lastly, should interest rates increase, the ability of borrowers to service their debt may decrease.

      Liquidity Risk Management.  Liquidity risk, or the risk to earnings and capital arising from an organization's inability to meet its obligations without incurring unacceptable losses, is managed by the Company's Chief Financial Officer, who monitors on a daily basis the adequacy of the Company's liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews the Company's liquidity on a monthly basis, and by the Board of Directors of the Company, which reviews the adequacy of our liquidity resources on a quarterly basis.

      The Company's primary sources of funds are from deposits, repurchase agreements, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2007, cash and due from banks, short-term investments and money market preferred stock totaled $41.3 million, or 7.9%, of total assets, which is an increase of $24.5 million, or 145.8%, from June 30, 2006. This was primarily due to the receipt of the net proceeds from the stock offering.

      The Company also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, the Company has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. Over the past year, the Company has used some of the proceeds from the stock offering to pay down these borrowings. Since June 30, 2006, the Company has decreased FHLB borrowings by $23.5 million to a total of $76.3 million outstanding as of June 30, 2007. On that date, we had the ability to borrow an additional $104.8 million from the FHLB.

      The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2007 and the respective maturity dates:

	June 30, 2007
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)

Federal Home Loan Bank of Boston advances	$76,334	$16,000	$31,804	$23,473	$5,057
Lease commitments	2,688	205	417	325	1,741
Securities sold under agreements to repurchase	12,937	12,937	-	-	-
Total contractual obligations	$91,959	$29,142	$32,221	$23,798	$6,798

      Loan commitments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2007:

June 30, 2007 Total
(In Thousands)

Commitments to grant loans (1)	$28,891
Commercial lines of credit	19,312
Unused portions of home equity lines of credit (2)	29,882
Unused portion of construction loans (3)	15,777
Unused portion of mortgage loans	641
Unused portion of personal lines-of-credit (4)	531
Standby letters of credit (5)	580
Total loan commitments	$95,614

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to twelve to eighteen months for development loans and up to one year for other construction loans.
(4)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(5)	Standby letters of credit are generally available for less than one year.

      Management of Other Risks.  Two additional risk areas that receive significant attention by management and the Board are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose us to fines, civil money penalties, payment of damages and the voiding of contracts.

      The Company addresses such risks through the establishment of comprehensive policies and procedures with respect to internal control, the management and operation of its information and communication systems, disaster recovery, and compliance with laws, regulations and banking "best practice." Monitoring of the efficacy of such policies and procedures is performed through a combination of the Company's internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of its managers charged with supervising compliance and operational control. Oversight of these activities is provided by the Company's General Counsel and the Board of Directors.

Off-Balance Sheet Arrangements

      Interest Rate Swap Agreements.  The Company may enter into interest rate swap agreements as part of its interest rate risk management process. Swap agreements are currently used to hedge a portfolio of certificates of deposit. All of the swaps are designed as fair value hedges since they are used to convert the cost of the certificates of deposit from a fixed to a variable rate. The application of SFAS No. 133 results in an adjustment to the balance sheet to reflect the swap and the certificates of deposit at fair value.

These agreements provide for the Company to make payments of a variable-rate determined by a specified index (one-month LIBOR) in exchange for receiving payments at a fixed-rate.

The following table presents certain information about the Company's interest rate swap agreements as of June 30, 2007. These swaps mature on September 15, 2007:

	June 30,
	2007	2006	2005
	(Dollars In Thousands)

Notional amount	$20,000	$20,000	$20,000
Weighted average pay rate	7.21%	7.08%	5.11%
Weighted average receive rate	5.00%	5.00%	5.00%
Weighted average maturity in years	0.2	1.2	2.2
Unrealized loss relating to interest rate swaps	$ (101)	$ (604)	$ (378)

Impact of Inflation and Changing Prices

      The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature, and, therefore, the impact of interest rates has a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Pronouncements

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements in Item 8 for a detailed discussion of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated be reference to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

Item 8:	Financial Statements And Supplementary Data

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A.	Controls And Procedures

      Evaluation of Disclosure Controls and Procedures.  The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange) have concluded that, based on such evaluation, at the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These procedures and controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Changes In Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the Company's last fiscal year, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company is in the process of documenting and testing its internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of its system of internal controls over financial reporting as of June 30, 2008, the end of its first full fiscal year. The Company's Independent Registered Public Accounting Firm must then attest to and report on that assessment by management. The Company plans to expend significant resources in this effort. However, since the Company's requirement does not occur until June of 2008, the Company is omitting management's annual report on internal control over financial reporting, as required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K from this filing as permitted by Order of the SEC.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

      For information relating to the directors of the Company, the information contained under the sections captioned "Proposal 1 - Election of Directors" in the Hampden Bancorp, Inc. Proxy Statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

The executive officers of Hampden Bancorp, Inc. and Hampden Bank are:

      Thomas R. Burton, CPA has served as our President and Chief Executive Officer of Hampden Bancorp and its predecessors since 1994. Prior to that, he was a managing partner at KPMG Peat Marwick. He has been a Director since 1994. Age 60.

      Glenn S. Welch has served as our Executive Vice President since November, 2006. Prior to that, he served as Senior Vice President and Division Executive Business Banking since June 2002. Previously, he served as Vice President of Commercial Loans. Age 45.

Robert A. Massey has served as our Senior Vice President and Treasurer since 1991. Age 56.

Robert J. Michel has served as our Senior Vice President and Division Executive for Retail and Mortgage Lending since 1979. Age 55.

      William D. Marsh has served as our Senior Vice President and Division Executive for Retail Banking and Financial Services since 2003. Prior to that, he served as our Senior Vice President and Division Executive Retail and Internet Banking since 2001. Age 57.

Compliance With Section 16(a) of the Exchange Act

      For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

      For information concerning the Company's code of ethics, the information contained under the section captioned "Code of Conduct and Ethics" in the Company's Proxy Statement is incorporated herein by reference. A copy of the code of ethics is available to stockholders on the Governance Documents portion of the Investors Relations section on the Company's website at www.hampdenbank.com.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

      For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance -Audit Committee" in the Company's Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

      For information relating to executive compensation, the information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(c) Equity Incentive Plan Information

As of June 30, 2007, the Company does not have an Equity Compensation Plan.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.	Principal Accounting Fees And Services

The information required by this item is incorporated herein by reference to the section captioned "Proposal 2 - Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

      The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Annual Report on Form 10-K, and can be found on the following pages:

2. Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be founds in this Annual Report on Form 10-K in Part II, Item 8.

3. Exhibits:
3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Bylaws of Hampden Bancorp, Inc.(2)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)

10.2.2	Pledge Agreement(4)

10.2.3	Promissory Note(4)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)

10.6	Form of Hampden Bank Change in Control Agreement(4)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)
10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton
14.0	Hampden Bancorp, Inc. Code of Conduct
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on January 19, 2007.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 11, 2007.

HAMPDEN BANCORP, INC.

By:	/s/ THOMAS R. BURTON
Thomas R. Burton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS R. BURTON	President, Chief Executive Officer	September 11, 2007
Thomas R. Burton	(principal executive officer)

/s/ ROBERT A. MASSEY	Senior Vice President and Treasurer	September 11, 2007
Robert A. Massey	(principal accounting and financial officer)

/s/ STUART F. YOUNG JR.	Chairman of the Board of Directors	September 11, 2007
Stuart F. Young, Jr.	Director

/s/ DONALD R. DUPRE	Director	September 11, 2007
Donald R. Dupré

/s/ THOMAS V. FOLEY	Director	September 11, 2007
Thomas V. Foley

/s/ FRANCIS V. GRIMALDI	Director	September 11, 2007
Francis V. Grimaldi

/s/ JUDITH E. KENNEDY	Director	September 11, 2007
Judith E. Kennedy

/s/ RICHARD J. KOS	Director	September 11, 2007
Richard J. Kos

/s/ STANLEY KOWALSKI, JR.	Director	September 11, 2007
Stanley Kowalski, Jr.

/s/ KATHLEEN O'BRIEN MOORE	Director	September 11, 2007
Kathleen O'Brien Moore

/s/ MARY ELLEN SCOTT	Director	September 11, 2007
Mary Ellen Scott

/s/ JAMES L. SHRIVER	Director	September 11, 2007
James L. Shriver

/s/ LINDA SILVA THOMPSON	Director	September 11, 2007
Linda Silva Thompson

/s/ RICHARD D SUSKI	Director	September 11, 2007
Richard D. Suski

/s/ EDDIE WRIGHT	Director	September 11, 2007
Eddie Wright

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 10, 2007

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2007	2006
	(In Thousands)

Cash and due from banks	$ 7,084	$ 12,770
Federal funds sold and other short-term investments	13,441	2,091
Cash and cash equivalents	20,525	14,861
Securities available for sale, at fair value	149,147	110,761
Federal Home Loan Bank of Boston stock, at cost	4,607	5,273
Loans held for sale	464	321
Loans, net of allowance for loan losses of $2,810 at June 30, 2007 and $3,695 at June 30, 2006	329,074	317,881
Premises and equipment, net	4,387	4,614
Accrued interest receivable	2,386	1,807
Deferred tax asset	3,226	3,448
Bank-owned life insurance	8,811	8,497
Other assets	1,310	1,323
	$523,937	$468,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$327,341	$322,714
Securities sold under agreements to repurchase	12,937	11,235
Short-term borrowings	1,000	19,000
Long-term debt	75,334	80,824
Mortgagors' escrow accounts	713	573
Accrued expenses and other liabilities	4,594	3,166
Total liabilities	421,919	437,512

Commitments and contingencies (Note 11)

Stockholders' Equity
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common Stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued at June 30, 2007, none issued or outstanding at June 30, 2006)	79	-
Additional paid-in-capital	77,156	-
Unearned Compensation - ESOP (614,790 shares unallocated)	(6,148)	-
Retained Earnings	31,933	33,627
Accumulated other comprehensive loss	(1,002)	(2,353)
Total stockholders' equity	102,018	31,274
	$523,937	$468,786

See accompanying notes to consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)

Interest and dividend income:
Loans, including fees	$20,561	$18,065	$15,355
Debt securities	5,130	4,961	4,709
Dividends	895	374	278
Federal funds sold and other short-term investments	948	53	85
Total interest and dividend income	27,534	23,453	20,427
Interest expense:
Deposits	11,130	8,435	6,695
Borrowings	4,351	3,905	2,415
Total interest expense	15,481	12,340	9,110
Net interest income	12,053	11,113	11,317
Provision for loan losses	122	150	200
Net interest income, after provision for loan losses	11,931	10,963	11,117

Non-interest income:
Customer service fees	1,083	880	810
Gain (loss) on sales of securities, net	126	(2)	3
Gain on sales of loans	82	25	143
Curtailment of defined benefit plan	184	-	-
Increase in cash surrender value of life insurance	314	302	282
Other	174	196	202
Total non-interest income	1,963	1,401	1,440
Non-interest expense:
Salaries and employee benefits	7,182	6,669	5,924
Occupancy and equipment	1,303	1,275	1,099
Data processing services	705	680	747
Advertising	675	622	808
Charitable contribution	3,798	40	16
Other general and administrative	1,953	1,781	1,377
Total non-interest expense	15,616	11,067	9,971
Income (loss) before income taxes	(1,722)	1,297	2,586
Income tax (benefit) expense	(267)	277	768
Net income (loss)	$ (1,455)	$ 1,020	$ 1,818

See accompanying notes to consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2007, 2006 and 2005

						Accumulated
			Additional	Unearned		Other
	Common Stock		Paid-in	Compensation	Retained	Comprehensive
	Shares	Amount	Capital	ESOP	Earnings	Loss	Total
	(In Thousands)

Balance at June 30, 2004	-	$ -	$ -	$ -	$30,789	$ (706)	$ 30,083

Comprehensive income:
Net income	-	-	-	-	1,818	-	1,818
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	128	128
Total comprehensive income							1,946

Balance at June 30, 2005	-	$ -	$ -	$ -	$32,607	$ (578)	$ 32,029

Comprehensive income:
Net income	-	-	-	-	1,020	-	1,020
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	(1,775)	(1,775)
Total comprehensive loss							(755)

Balance at June 30, 2006	-	$ -	$ -	$ -	$33,627	$(2,353)	$ 31,274

Comprehensive loss:
Net loss	-	-	-	-	(1,455)	-	(1,455)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	1,351	1,351
Total comprehensive loss							(104)
Issuance of common stock for initial public offering net of expenses of $2.3 million	7,571,313	75	73,323	-	-	-	73,398
Issuance of common stock to Hampden Bank Charitable Foundation	378,566	4	3,782	-	-	-	3,786
Cash dividends paid ($0.03 per share)	-	-	-	-	(239)	-	(239)
Shares purchased for ESOP (635,990 shares)	-	-	-	(6,360)	-	-	(6,360)
ESOP shares committed to be allocated (21,200 shares)	-	-	51	212	-	-	263

Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$31,933	$(1,002)	$102,018

See accompanying notes to consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)

Cash flows from operating activities:
Net (loss) income	$ (1,455)	$ 1,020	$ 1,818
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	122	150	200
Net amortization of securities	(144)	209	840
Depreciation and amortization	591	589	569
Loss (gain) on sales of securities, net	(126)	2	(3)
Loans originated for sale	(12,362)	(7,931)	(4,777)
Proceeds from loan sales	12,301	7,635	6,713
Gain on sales of loans	(82)	(25)	(143)
Increase in cash surrender value of bank-owned life insurance	(314)	(302)	(282)
Deferred tax benefit	(594)	(191)	(151)
Contribution of common stock to Hampden Bank Charitable Foundation	3,786	-	-
Stock-based compensation expense	263	-	-
Net change in:
Accrued interest receivable	(579)	(255)	(42)
Other assets	13	(228)	169
Accrued expenses and other liabilities	1,428	1,162	643
Net cash provided by operating activities	2,848	1,835	5,554
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	9,072	9,183	5,994
Maturities and calls	6,000	3,098	9,175
Principal payments	17,454	23,038	26,323
Purchases	(68,475)	(29,200)	(41,174)
Redemption (purchase) of Federal Home Loan Bank stock	666	(1,201)	(752)
Loans originated, net of principal payments received	(11,315)	(48,762)	(21,359)
Purchase of premises and equipment	(364)	(650)	(360)
Net cash used by investing activities	(46,962)	(44,494)	(22,153)

(continued)

See accompanying notes to consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)

Cash flows from financing activities:
Net change in deposits	4,627	11,506	(5,845)
Net change in repurchase agreements	1,702	3,524	3,994
Net change in short-term borrowings	(18,000)	8,500	(5,635)
Net change in other secured borrowings	-	(2,383)	2,383
Proceeds from issuance of long-term debt	43,061	86,042	19,613
Repayment of long-term debt	(48,551)	(58,502)	(8,035)
Net proceeds from initial public offering (IPO)	73,398	-	-
Stock purchased for ESOP	(6,360)	-	-
Payment of dividends on common stock	(239)	-	-
Increase in mortgagors' escrow accounts	140	64	15
Net cash provided by financing activities	49,778	48,751	6,490

Net change in cash and cash equivalents	5,664	6,092	(10,109)

Cash and cash equivalents at beginning of year	14,861	8,769	18,878

Cash and cash equivalents at end of year	$ 20,525	$ 14,861	$ 8,769

Supplemental cash flow information:
Interest paid on deposits	$ 11,130	$ 8,435	$ 6,695
Interest paid on repurchase agreements	446	304	101
Interest paid on borrowings	3,628	3,456	2,284
Income taxes paid	425	677	949

See accompanying notes to consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

      Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC's conversion from a mutual bank holding company to a stock bank holding company. Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.3 million (the "Conversion"). The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Hampden Bank (the "Bank"), and Hampden LS, Inc. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive. All significant intercompany accounts and transactions have been eliminated in consolidation. During any period prior to January 16, 2007 the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to January 16, 2007 presented in this report is that of Hampden Bancorp, MHC and its subsidiary.

Use of estimates

      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the allowance for loan losses, other-than-temporary impairment losses and deferred taxes are material estimates that are particularly susceptible to significant change in the near term.

Business and Operating Segments

      The Company provides a variety of financial services to individuals and small businesses through its Internet operations and seven offices in Hampden County, Massachusetts and surrounding communities. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgage and commercial loans.

      Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

Reclassification

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Cash equivalents

Cash equivalents include amounts due from banks and federal funds sold and other short-term investments.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

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

Federal Home Loan Bank of Boston stock

Federal Home Loan Bank of Boston ("FHLB") stock is a restricted equity security and is carried at cost.

Loans held for sale

      Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

      The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in Hampden County, Massachusetts and surrounding communities. The ability of the Company's debtors to honor their contracts is dependent upon the local real estate market and economy.

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

      The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual term of the loans. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

      All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The allowance consists of specifically allocated, general and unallocated components. The specifically allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

      A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Derivative financial instruments

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

Interest rate swaps

      The Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest rate payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. By entering into the swap, the principal amount of the debt would remain unchanged but the interest payment streams would change.

      The Company utilizes interest rate swaps to hedge a portion of its portfolio of fixed-rate certificates of deposit. According to SFAS No. 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item, is recognized currently in earnings in other non-interest income in the same accounting period. The gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings in other non-interest income.

Management performs an analysis for hedge effectiveness at each reporting period.

Derivative Loan Commitments

      Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income, if material.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower ("the time of rate lock")) and does not recognize the value of the expected normal servicing rights until the underlying loan is sold. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments

      To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company's best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other noninterest income, if material.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Transfers of financial assets

      Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

      Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of income.

Premises and equipment

      Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the expected term of the lease, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The cost of maintenance and repairs is expensed as incurred.

Advertising costs

All advertising costs are expensed as incurred.

Income taxes

      Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension Plan

      In prior years the Company had a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association covering substantially all employees who met certain age and service requirements. The compensation cost was recognized on the net periodic cost method over the employees' approximate service period. The aggregate cost method was utilized for funding purposes. As of October 31, 2006, the Company elected to freeze the non-contributory defined benefit plan. The final distribution of assets is scheduled to be completed in the first or second quarter of fiscal year 2008. See Note 14, Employee Benefit Plans.

Employee Stock Ownership Plan

      Compensation expense is recognized based on the fair value of shares at the time they are committed to be released to the Employee Stock Ownership Plan ("ESOP"). All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

Comprehensive income/loss

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the retained earnings section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income/loss.

The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$2,293	$(2,845)	$213
Reclassification adjustment for losses (gains) realized in income	(126)	2	(3)
Net unrealized gains (losses)	2,167	(2,843)	210
Tax effect	816	1,068	(82)
Net-of-tax amount	$1,351	$(1,775)	$128

Earnings Per Common Share

      Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. There were no potentially dilutive common stock equivalents outstanding during the year ended June 30, 2007. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.

      The Company converted to a stock company on January 16, 2007, resulting in shares outstanding for a period less than twelve months during the year ended June 30, 2007. Earnings per share for the three month period ended June 30, 2007 can be found in Note 18 to the consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for the servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income for a business entity or changes in unrestricted net assets of a not-for-profit organization. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB ratified the Emerging Task Force ("EITF") consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended June 30, 2007. Adoption of this Staff Accounting Bulletin did not have a material impact on the Company's consolidated financial statements.

      In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2007 and 2006, these reserve balances amounted to $800,000.

3. SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$ 56,677	$ 15	$ (209)	$ 56,483
Corporate bonds	1,689	-	(5)	1,684
Mortgage-backed securities	69,786	100	(1,558)	68,328
Total debt securities	128,152	115	(1,772)	126,495
Marketable equity securities	22,614	113	(75)	22,652
Total securities available for sale	$150,766	$228	$(1,847)	$149,147

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$ 24,283	$ -	$ (490)	$ 23,793
Corporate bonds	2,094	-	(38)	2,056
Mortgage-backed securities	83,590	34	(3,182)	80,442
Total debt securities	109,967	34	(3,710)	106,291
Marketable equity securities	4,580	85	(195)	4,470
Total securities available for sale	$114,547	$119	$(3,905)	$110,761

      The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2007 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$ 26,987	$ 26,873
Over 1 year through 5 years	31,379	31,294
Total bonds and obligations	58,366	58,167
Mortgage-backed securities	69,786	68,328
Total debt securities	$128,152	$126,495

At June 30, 2007 and 2006, the carrying amount of securities pledged to secure repurchase agreements was $14,996,000 and $13,176,000, respectively (see Note 7).

      For the years ended June 30, 2007, 2006 and 2005, proceeds from sales of securities available for sale amounted to $9,072,000, $9,183,000 and $5,994,000, respectively. Gross realized gains amounted to $185,000, $121,000 and $36,000, respectively. Gross realized losses amounted to $59,000, $123,000 and $33,000, respectively.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

      Information pertaining to securities with gross unrealized losses at June 30, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2007:
Government-sponsored enterprises	$ 84	$30,305	$ 125	$23,173
Corporate bonds	-	-	5	1,684
Mortgage-backed securities	-	-	1,558	54,912
Marketable equity securities	5	119	70	462
	$ 89	$30,424	$1,758	$80,231

June 30, 2006:
Government-sponsored enterprises	$222	$15,761	$ 268	$ 8,032
Corporate bonds	28	1,650	10	406
Mortgage-backed securities	518	25,080	2,664	53,506
Marketable equity securities	76	707	119	530
	$844	$43,198	$3,061	$62,474

      At June 30, 2007, one hundred one debt securities have unrealized losses with aggregate depreciation of 1.6% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the federal government or its agencies and as management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

      At June 30, 2007, twelve marketable equity securities have unrealized losses with aggregate depreciation of 11.4% from the Company's cost basis. The majority of these unrealized losses have existed for more than a year and relate principally to the banking, retail, electric utilities, insurance and defense industries. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analyst's reports and financial performance. Unrealized losses on marketable equity securities that are in excess of 30% of cost, and that have been sustained for more than nine months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company's carrying value of the investment.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LOANS

A summary of the balances of loans follows:

	June 30,
	2007	2006
	(In Thousands)
Mortgage loans on real estate:
Residential	$116,178	$111,849
Commercial	90,538	91,226
Home equity	59,899	64,132
Construction	21,251	22,314
	287,866	289,521

Commercial loans	25,472	22,609
Consumer loans	15,201	7,041
Industrial revenue bonds	1,443	1,533
	42,116	31,183
Total loans	329,982	320,704
Allowance for loan losses	(2,810)	(3,695)
Deferred costs	1,902	872
	$329,074	$317,881

      Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $25,276,000 and $18,688,000 at June 30, 2007 and 2006, respectively. There are no recourse provisions for the loans that are serviced for others.

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Balance at beginning of year	$3,695	$3,644	$3,471
Provision for loan losses	122	150	200
Recoveries	19	19	19
Loans charged-off	(1,026)	(118)	(46)
Balance at end of year	$2,810	$3,695	$3,644

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2007	2006
	(In Thousands)
Impaired loans without a valuation allowance	$1,845	$1,551
Impaired loans with a valuation allowance	1,716	2,396
Total impaired loans	$3,561	$3,947

Valuation allowance related to impaired loans	$1,104	$1,740
Total non-accrual loans	$3,561	$3,952

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Concluded)

As of June 30, 2007, there were no loans past-due ninety days or more and still accruing, and as of June 30, 2006, loans past-due ninety days or more and still accruing amounted to $1,235,000.

There was no interest income recognized on an accrual basis on impaired loans for the years ended June 30, 2007 and 2006 and 2005.

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Average investment in impaired loans	$3,647	$3,882	$2,567
Interest income recognized on a cash basis on impaired loans	$ 80	$ 196	$ 138

No additional funds are committed to be advanced in connection with impaired loans.

5. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2007	2006	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$ 763	$ 763
Buildings and improvements	4,417	4,370	5-39 Years
Leasehold improvements	1,000	991	5-10 Years
Equipment	3,739	3,431	3-10 Years
	9,919	9,555
Less accumulated depreciation and amortization	(5,532)	(4,941)
	$4,387	$4,614

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 amounted to $591,000, $589,000 and $569,000, respectively.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEPOSITS

A summary of deposit balances by type is as follows:

	June 30,
	2007	2006
	(In Thousands)
Demand	$ 37,063	$ 32,117
NOW	19,230	24,602
Regular and other savings	66,896	49,878
Money market deposits	22,546	24,223
Total non-certificate accounts	145,735	130,820

Term certificates less than $100,000	80,885	92,174
Term certificates of $100,000 and greater	100,721	99,720
Total certificate accounts	181,606	191,894

Total deposits	$327,341	$322,714

A summary of certificate accounts by maturity follows:

	June 30, 2007		June 30, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Within 1 year	$163,496	4.57%	$109,961	3.87%
Over 1 year through 2 years	15,313	4.46	77,614	4.70
Over 2 years through 3 years	1,790	3.55	2,876	3.41
Over 3 years	1,007	3.96	1,443	3.81
	$181,606	4.55%	$191,894	4.20%

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2007 and 2006, repurchase agreements outstanding amounted to $12,937,000 and $11,235,000, respectively, with a weighted average interest rate of 3.00% and 3.62%. Securities with an amortized cost of $15,424,000 and $13,801,000, respectively, and a fair value of $14,745,000 and $13,176,000, respectively, were pledged to secure repurchase agreements.

8. SHORT-TERM BORROWINGS

Short-term borrowings consist of FHLB advances with an original maturity within one year at a weighted average rate of 5.41% and 5.15% at June 30, 2007 and 2006, respectively.

In addition, at June 30, 2007 and 2006, the Company had an Ideal Way Line of Credit available with the FHLB of $1,952,000, of which there were no amounts outstanding at June 30, 2007 and 2006.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT

A summary of outstanding advances from the FHLB at June 30, 2007 and 2006 follows:

	Amount		Weighted Average Rate
	2007	2006	2007	2006
	(In Thousands)
FHLB advances maturing:
2007	$ -	$29,551	-%	4.01%
2008	15,000	13,000	4.17	3.99
*2009	22,734	19,688	4.60	4.49
*2010	9,070	8,410	4.27	4.04
*2011	4,716	4,742	4.56	4.55
*2012	18,757	4,334	4.41	3.82
*2013	3,057	1,099	5.28	4.63
2017	2,000	-	4.19	-
Total FHLB advances	$75,334	$80,824	4.44%	4.16%

* At June 30, 2007, includes amortizing advances aggregating $10,534,000 requiring combined monthly principal and interest payments of $372,000.

Certain FHLB advances are callable in the amount of $9,000,000 in 2008, $10,000,000 in 2009, and $2,000,000 in 2010.

      All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of obligations of Government-sponsored enterprises.

      As a member of the FHLB, the Company is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher.

10. INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Current tax provision:
Federal	$ 267	$ 437	$ 787
State	60	31	132
	327	468	919

Deferred tax provision (benefit):
Federal	(1,111)	(142)	(75)
State	57	(49)	(76)
	(1,054)	(191)	(151)
Change in valuation reserve	460	-	-
	(594)	(191)	(151)
	$ (267)	$ 277	$ 768

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2007	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(4.5)	(0.9)	1.4
Dividends received deduction	6.3	(3.4)	(1.0)
Bank-owned life insurance	5.4	(6.8)	(3.0)
Valuation reserve for foundation	(26.7)	0.0	0.0
Other, net	1.0	(1.5)	(1.7)
Effective income tax rate	15.5%	21.4%	29.7%

The components of the net deferred tax asset are as follows:

	June 30,
	2007	2006
	(In Thousands)
Deferred tax asset:
Federal	$3,319	$2,934
State	635	827
	3,954	3,761
Valuation reserve	(460)	-
	3,494	3,761

Deferred tax liability:
Federal	(199)	(233)
State	(69)	(80)
	(268)	(313)
Net deferred tax asset	$3,226	$3,448

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2007	2006
	(In Thousands)
Cash basis of accounting	$ 9	$ 19
Net unrealized loss on securities available for sale	617	1,433
Depreciation and amortization	-	(34)
Allowance for loan losses	1,165	1,530
Employee benefit plans	887	595
Charitable contribution carryover	1,264	-
Other	(256)	(95)
Valuation reserve for charitable contribution carryover	(460)	-
Net deferred tax asset	$3,226	$3,448

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

      A valuation reserve of $460,000 was established against the federal deferred tax asset in the third quarter of fiscal 2007 to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million. The carryforward was created primarily by the contribution of 378,566 shares of the Company's common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion. There were no valuation allowances for the years ended June 30, 2006 and 2005.

      The federal income tax reserve for loan losses at the Company's base year amounted to $2,222,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation, in the fiscal year in which used. As the Company intends to use the reserves solely to absorb loan losses, a deferred income tax liability of $911,000 has not been provided.

11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets.

Loan commitments

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.

      The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2007	2006
	(In Thousands)
Commitments to grant loans	$28,891	$21,268
Unadvanced funds on home equity and overdraft lines-of-credit	30,413	29,958
Unadvanced funds on commercial lines-of-credit	19,312	16,853
Unadvanced funds on construction loans	15,777	7,524
Unadvanced funds due mortgagors	641	-
Standby letters of credit	580	515

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments to grant loans are generally secured by real estate. Unadvanced lines-of-credit do not necessarily represent future cash requirements as these commitments may expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis. Funds disbursed under home equity lines-of-credit are collateralized by real estate. Overdraft lines-of-credit are unsecured.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Concluded)

      Unadvanced funds on commercial lines of credit are generally secured by the business assets of the borrower. Unadvanced funds due mortgagers are funds committed for construction loans collateralized by residential real estate.

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at June 30, 2007, and 2006, was not material.

Operating Leases

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2007, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

Years Ending June 30,	Amount
(In Thousands)
2008	$ 205
2009	209
2010	208
2011	169
2012	156
Thereafter	1,741
$2,688

      The leases contain options to extend for periods of five, ten and twenty years. The cost of such rentals is not included above. Rent expense amounted to $191,000, $163,000 and $150,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Contingencies

      Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Company's consolidated financial position or results of operations.

Employment and change of control agreements

      In connection with the Conversion, the Company entered into employment agreements and change of control agreements with certain officers. The employment agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors' and officers' insurance policy throughout the employment term. The initial terms of the agreements are three years. Depending on the officer, the change in control agreements provide for a severance payment equal to either one (1) or two (2) times the individual's average annual compensation for the five most recent taxable years. The initial terms of the agreements are two years.

      Commencing on the first anniversary date of the agreement, and continuing on each anniversary date thereafter, the term automatically renews for a successive term of three years for the employment agreements or one year for the change in control agreements, unless either party gives notice not to renew. Following termination of the executive's employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer's severance benefit, whichever is longer.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative financial instruments

      The Company utilizes various derivative instruments primarily for asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

Interest rate swap agreements

      The Company uses interest rate swap agreements to hedge a portfolio of certificates of deposit. These agreements are designated as fair value hedges since they are used to convert the cost of the certificates of deposit from a fixed to a variable rate. The application of SFAS No. 133 results in a fair value adjustment to the carrying amount of the swap and the certificates of deposit. There was no hedge ineffectiveness for the years ended June 30, 2007, 2006, and 2005.

These agreements provide for the Company to make payments of a variable-rate determined by a specified index (one-month LIBOR) in exchange for receiving payments at a fixed-rate.

	June 30,
	2007	2006	2005
	(Dollars In Thousands)
Notional amount	$20,000	$20,000	$20,000
Weighted average pay rate	7.21%	7.08%	5.11%
Weighted average receive rate	5.00%	5.00%	5.00%
Weighted average maturity in years	0.2	1.2	2.2
Unrealized loss relating to interest rate swaps	$ (101)	$ (604)	$ (378)

At June 30, 2007 and 2006, the unrealized loss relating to use of interest rate swaps was recorded in other liabilities.

13. MINIMUM REGULATORY CAPITAL REQUIREMENTS

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the Company.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007 and 2006, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

      As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2007:

Total capital (to risk weighted assets):
Consolidated	$105,832	30.5%	$28,038	8.0%	N/A	N/A
Bank	66,673	20.1	27,582	8.0	$34,478	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,005	29.7	14,019	4.0	N/A	N/A
Bank	63,846	19.3	13,791	4.0	20,687	6.0

Tier 1 capital (to average assets):
Consolidated	103,005	20.2	20,636	4.0	N/A	N/A
Bank	63,846	13.7	19,431	4.0	24,289	5.0

As of June 30, 2006:

Total capital (to risk weighted assets):
Consolidated	$37,200	11.3%	$26,333	8.0%	N/A	N/A
Bank	37,100	11.3	26,333	8.0	$32,916	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	33,505	10.2	13,166	4.0	N/A	N/A
Bank	33,405	10.2	13,166	4.0	19,749	6.0

Tier 1 capital (to average assets):
Consolidated	33,505	7.3	18,448	4.0	N/A	N/A
Bank	33,405	7.2	18,448	4.0	23,060	5.0

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

A reconciliation of the Company's year-end total stockholders' equity to the Bank's regulatory capital is as follows:

	June 30, 2007
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$102,018	$102,018
Adjustments for Bank Tier 1 capital:
Holding company equity adjustment	-	(39,142)
Accumulated losses on securities available for sale, net of tax	1,002	985
Other adjustments	(15)	(15)
Total Bank Tier 1 capital	103,005	63,846
Adjustments for total capital:
Allowance for loan losses	2,810	2,810
Other adjustments	17	17
Total Bank capital per regulatory reporting	$105,832	$ 66,673

14. EMPLOYEE BENEFIT PLANS

Pension Plan

      The Company froze its defined benefit pension plan effective October 31, 2006 and recorded a gain of $184,000 as a result of the curtailment. In the third quarter of fiscal 2007, the Company voted to terminate the plan with final settlement, including the distribution of all plan assets, which is scheduled to be completed in the first or second quarter of fiscal 2008. Prior to this curtailment and termination, the Company provided pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participated in the retirement plan on a non-contributing basis, and were fully vested after three years of service. Information pertaining to the activity in the Plan is as follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$4,025	$3,419	$2,966
Actual return on plan assets	311	425	265
Contribution	363	318	269
Benefits paid	(243)	(137)	(81)
Fair value of plan assets at end of year	4,456	4,025	3,419

Change in benefit obligation:
Benefit obligation at beginning of year	4,410	4,291	3,534
Service cost	129	411	324
Interest cost	250	225	221
Plan amendment	(280)	-	-
Actuarial (gain) loss	435	(380)	293
Benefits paid	(243)	(137)	(81)
Benefit obligation at end of year	4,701	4,410	4,291

Funded status	(245)	(385)	(872)
Unrecognized net actuarial (gain) loss	-	(295)	283
Unrecognized prior service cost	-	12	17
Accrued pension cost	$ (245)	$ (668)	$ (572)
Accumulated benefit obligation	$4,701	$2,621	$2,266

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

At June 30, the assumptions used to determine the benefit obligation are as follows:

	2007	2006
Discount rate	5.00%	6.25%
Rate of compensation increase	N/A	4.50%

The components of net periodic pension cost are:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Service cost	$129	$411	$324
Interest cost	250	225	221
Expected return on plan assets	(252)	(239)	(208)
Amortization of prior service cost	2	5	6
Recognized net actuarial loss	(4)	11	1
	$125	$413	$344

Additionally, the Company recognized a gain of $184,000 in 2007 as a result of the termination of the defined benefit plan.

For the plan years ended June 30, actuarial assumptions used in accounting were:

	2007	2006	2005
Discount rate on benefit obligations	5.46%	5.25%	6.25%
Expected long-term rate of return on plan assets	6.22	7.00	7.00
Annual salary increases	4.50	4.50	4.50

The basis used to determine the overall long-term rate of return on asset assumptions are the prevailing yields on high quality fixed income investments increased by a premium for equity investments.

The Company's pension plan weighted average asset allocations at June 30, are as follows:

	Percentage of Plan Assets
	2007	2006
Asset Category
Fixed income securities	100.0%	35.9%
Equity securities	0.0	64.1
Total	100.0%	100.0%

      The Bank is a member of the Savings Banks Employees Retirement Association ("SBERA"). SBERA offers a common and collective trust as the underlying investment structure for pension plans. The Trustees of SBERA, through the Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types and styles.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

401(k) plan

      The Company also provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee's compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant's deferred compensation for the plan year. Prior to January 16, 2007, the Company made matching contributions to the 401(k) plan equal to 25% of the first 6% of each participant's deferred compensation for the plan year. Contributions for the years ended June 30, 2007, 2006 and 2005 amounted to $56,000, $39,000 and $43,000, respectively.

Supplemental retirement benefits

      In 2004, the Company entered into supplemental retirement benefit agreements with certain officers which provide for annual retirement benefits above the amounts provided by SBERA. The present value of future payments is being accrued monthly over the remaining terms of employment. Supplemental retirement benefit expense for the year ended June 30, 2007, 2006 and 2005 amounted to $414,000, $277,000 and $178,000, respectively.

In addition, the Company has entered into split dollar life insurance agreements with certain officers in connection with supplemental retirement benefits.

Employee Stock Ownership Plan

      Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc., to enable it to make a 15-year loan to the ESOP to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering. This plan is a tax-qualified retirement plan for the benefit of eligible Company employees. The plan is created for the purpose of providing retirement benefits to participants and their beneficiaries in a manner consistent with the requirements of the Code and Title I of ERISA. Eligible employees who have attained age 21 and have been employed by the Company for three months as of January 16, 2007 will be eligible to participate in the plan. Thereafter, employees who have attained the age of 21 and have completed 1,000 hours of service during a continuous 12-month period will be eligible to participate as of the first entry date following completion of the plan's eligibility requirements.

At June 30, 2007, the principal balance on the ESOP debt is payable as follows:

Year ending June 30,	Amount
(In Thousands)
2008	$ 250
2009	247
2010	268
2011	291
2012	315
Thereafter	4,989
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

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

Shares held by the ESOP include the following:

June 30, 2007
Committed to be allocated	21,200
Unallocated	614,790
635,990

      Unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by the ESOP, and as a reduction in stockholders' equity in the consolidated balance sheets. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense for the year ended June 30, 2007 was $265,000. The total fair value of the unallocated shares as of June 30, 2007 was $7.2 million.

15. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

      At June 30, 2007, the Bank's retained earnings available for the payment of dividends was $31.9 million. Accordingly, $33.5 million of the Company's equity in the net assets of the Bank was restricted at June 30, 2007. Funds available for loans or advances by the Bank to the Company amounted to $6.5 million.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

      As part of the Conversion, the Company established a liquidation account in an amount equal to the net worth of the Company as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The amount of the liquidation account as of June 30, 2007 is $17.8 million, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term investments approximate fair values.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of FHLB stock approximates fair value based upon the redemption provisions of the Federal Home Loan Bank.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans held for sale: Fair value of loans held for sale are estimated based on commitments on hand from investors or prevailing market prices.

Loans: Fair values for other types of loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This analysis assumes no prepayment. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase: The carrying amount of repurchase agreements approximates fair value.

Short-term borrowings: The carrying amount of short-term borrowings approximates their fair values.

Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other secured borrowings: The carrying value of these instruments approximate fair value.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments: Fair values for derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices, except in the case of swaps where pricing models are used.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2007 and 2006 was not material.

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

	June 30,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$20,525	$ 20,525	$ 14,861	$ 14,861
Securities available for sale	149,147	149,147	110,761	110,761
Federal Home Loan Bank stock	4,607	4,607	5,273	5,273
Loans held for sale	464	464	321	321
Loans, net	329,074	327,734	317,881	315,350
Accrued interest receivable	2,386	2,386	1,807	1,807

Financial liabilities:
Deposits	327,341	329,759	322,714	326,255
Securities sold under agreements to repurchase	12,937	12,937	11,235	11,235
Short-term borrowings	1,000	1,000	19,000	19,000
Long-term debt	75,334	73,156	80,824	78,267
Derivative liabilities	(101)	(101)	(604)	(604)

17. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

      On January 16, 2007 Hampden Bancorp, Inc. became the holding company of Hampden Bank in connection with the conversion of the holding company structure of the Bank from mutual to stock form. As part of this conversion, the predecessor mutual holding company, Hampden Bancorp, MHC, was combined into the Bank. The condensed year end balance sheet information pertaining only to the parent, Hampden Bancorp, Inc., is as follows:

BALANCE SHEET
June 30,
2007
(In Thousands)
Assets
Cash	$ 112
Fed funds sold and other short term investments	1,826
Cash and cash equivalents	1,938

Securities available for sale, at fair value	27,267
Investment in common stock of Hampden Bank	65,470
Investment in common stock of Hampden LS, Inc.	75
Accrued interest receivable	293
Deferred tax asset	837
Other assets	6,360
$102,240

Liabilities and Stockholders' Equity
Accrued expenses	$ 222
Stockholders' equity	102,018
$102,240

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF OPERATIONS

From date of inception January 16, 2007 to June 30, 2007
(In Thousands)
Income:
Dividend income	$ 438
Interest on securities	169
Interest on cash and short term investments	75
Non-interest income	5
Total income	687
Operating expenses	3,930
Loss before income taxes and equity in undistributed net income of subsidiaries	(3,243)
Income tax benefit	(646)
Loss before equity in undistributed net income of subsidiaries	(2,597)
Equity in undistributed net income of Hampden Bank	643
Equity in undistributed net income of Hampden LS, Inc.	75
Net loss	$(1,879)

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

STATEMENT OF CASH FLOWS

From date of inception January 16, 2007 to June 30, 2007
(In Thousands)
Cash flows from operating activities:
Net loss	$(1,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed net income of Hampden Bank	(643)
Equity in undistributed net income of Hampden LS, Inc.	(75)
Deferred income taxes	(827)
Contribution of common stock to Hampden Bank Charitable Foundation	3,786
Net change in:
Accrued interest receivable	(293)
Other assets	(6,360)
Accrued expenses and other liabilities	222
Net cash used by operating activities:	(6,069)

Cash flows from investing activities:
Initial investment in Hampden Bank	(31,497)
Initial investment in Hampden LS, Inc.	(1)
Activities in available-for-sale securities:
Maturities	4,507
Purchases	(31,801)
Net cash used by investing activities:	(58,792)

Cash flows from financing activities:
Net proceeds from initial public offering (IPO)	73,398
Stock purchased for ESOP	(6,360)
Payment of dividends on common stock	(239)
Net cash provided by financing activities:	66,799

Net increase in cash and cash equivalents	1,938
Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$ 1,938

Index

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended June 30, 2007 and 2006 were as follows:

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Interest and dividend income	$7,097	$ 7,118	$6,722	$6,596	$6,095	$5,951	$5,857	$5,536
Interest expense	3,743	3,681	4,107	3,949	3,473	3,159	3,033	2,673
Net interest income	3,354	3,437	2,615	2,647	2,622	2,792	2,824	2,863
Provision for loan losses	30	37	30	25	25	25	50	50
Non-interest income	827	362	378	397	363	329	357	360
Non-interest expense	3,352	6,903	2,625	2,736	3,106	2,763	2,582	2,612
Provision (benefit) for income taxes	141	(605)	109	88	(124)	99	153	149
Net income (loss)	$ 658	$(2,536)	$ 229	$ 195	$ (22)	$ 234	$ 396	$ 412

Basic	$0.09	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Diluted	$0.09	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Weighted average shares outstanding:
Basic	7,313,889	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Diluted	7,313,889	N/A	N/A	N/A	N/A	N/A	N/A	N/A

      Results for the third quarter of 2007 were significantly impacted by the conversion of the holding company structure of Hampden Bank from mutual to stock form with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation). Non-interest expenses were increased as a result of a $3.8 million expense relating to the Company's donation of 378,566 shares of its outstanding common stock to the Hampden Bank Charitable Foundation.

      Earnings per common share are not presented as Hampden Bancorp Inc.'s initial public offering was completed on January 16, 2007; therefore per share results would not be meaningful for quarters prior to fourth quarter 2007.

Quarterly data may not sum to annual data due to rounding.

