Form 10-Q
period 2007-09-30
Hampden Bancorp, Inc.
filed 2007-11-13
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER : 333-137359

Hampden Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5714154
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes [ ] No [X].

As of November 7, 2007, there were 7,949,879 shares of the registrant's common stock outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1: Financial Statements

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	September 30,	June 30,
	2007	2007
	(Unaudited)

Cash and due from banks	$7,808	$7,084
Federal funds sold and other short-term investments	7,097	13,441
Cash and cash equivalents	14,905	20,525

Securities available for sale, at fair value	136,327	149,147
Federal Home Loan Bank of Boston stock, at cost	4,862	4,607
Loans held for sale	1,362	464
Loans, net of allowance for loan losses of $2,894
at September 30, 2007 and $2,810 at June 30, 2007	340,504	329,074
Premises and equipment, net	4,390	4,387
Accrued interest receivable	2,447	2,386
Deferred tax asset	2,772	3,226
Bank-owned life insurance	8,888	8,811
Other assets	1,516	1,310
	$517,973	$523,937

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$306,870	$327,341
Securities sold under agreements to repurchase	13,159	12,937
Short-term borrowings	4,000	1,000
Long-term debt	85,827	75,334
Mortgagors' escrow accounts	900	713
Accrued expenses and other liabilities	4,016	4,594
Total liabilities	414,772	421,919

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued
or outstanding)	-	-
Common Stock ($.01 par value, 25,000,000 shares authorized, 7,949,879
issued at September 30, 2007 and June 30, 2007)	79	79
Additional paid-in-capital	77,164	77,156
Unearned Compensation - ESOP (604,190 shares unallocated at
September 30, 2007 and 614,790 shares unallocated at June 30, 2007)	(6,042)	(6,148)
Retained Earnings	32,348	31,933
Accumulated other comprehensive loss	(348)	(1,002)
Total stockholders' equity	103,201	102,018
	$517,973	$523,937

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
	(Unaudited)

Interest and dividend income:
Loans, including fees	$5,573	$5,180
Debt securities	1,438	1,340
Dividends	265	35
Federal funds sold and other short-term investments	75	41
Total interest and dividend income	7,351	6,596

Interest expense:
Deposits	2,815	2,680
Borrowings	1,025	1,269
Total interest expense	3,840	3,949

Net interest income	3,511	2,647
Provision for loan losses	82	25
Net interest income, after provision for loan losses	3,429	2,622

Non-interest income:
Customer service fees	421	241
Loss on sales of securities, net	-	(2)
Gain on sales of loans	16	38
Increase in cash surrender value of life insurance	77	77
Other	39	43
Total non-interest income	553	397

Non-interest expense:
Salaries and employee benefits	1,890	1,647
Occupancy and equipment	321	309
Data processing services	183	169
Advertising	248	140
Other general and administrative	634	471
Total non-interest expense	3,276	2,736

Income before income taxes	706	283

Provision for income taxes	185	88

Net income	$521	$195

Earnings per shrare
Basic	$0.07	N/A
Diluted	$0.07	N/A

Weighted average shares outstanding
Basic	7,338,699	N/A
Diluted	7,338,699	N/A

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

						Accumulated
			Additional	Unearned		Other
	Common Stock		Paid-in	Compensation	Retained	Comprehensive
	Shares	Amount	Capital	ESOP	Earnings	Loss	Total
	(Unaudited)

Balance at June 30, 2006	-	$ -	$ -	$ -	$33,627	$(2,353)	$ 31,274

Comprehensive income:
Net income	-	-	-	-	195	-	195
Change in net unrealized loss on
securities available for sale, net of
reclassification adjustment and tax
effects	-	-	-	-	-	1,012	1,012
Total comprehensive loss							1,207

Balance at September 30, 2006	-	$ -	$ -	$ -	$33,822	$(1,341)	$ 32,481

Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$31,933	$(1,002)	$102,018

Comprehensive income:
Net income	-	-	-	-	521	-	521
Change in net unrealized loss on
securities available for sale, net
of tax effects	-	-	-	-	-	654	654
Total comprehensive income							1,175
Cash dividends paid ($0.03 per share)	-	-	-	-	(239)	-	(239)
Adjustment to initially apply FASB
Statement No. 156, net of tax effet	-	-	-	-	133	-	133
ESOP shares committed to be allocated
(10,600 shares)	-	-	8	106	-	-	114

Balance at September 30, 2007	7,949,879	$79	$77,164	$(6,042)	$32,348	$ (348)	$103,201

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income	$521	$195
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	82	25
Net accretion of securities	(10)	(17)
Depreciation and amortization	151	150
Loss on sales of securities, net	-	2
Loans originated for sale	(5,257)	(3,329)
Proceeds from loan sales	4,375	1,843
Gain on sales of loans	(16)	(38)
Increase in cash surrender value of bank-owned
life insurance	(77)	(76)
Deferred taxes	-	317
Stock-based compensation expense	114	-
Net change in:
Accrued interest receivable	(61)	(35)
Other assets	(5)	(505)
Accrued expenses and other liabilities	(578)	309
Net cash used by operating activities	(761)	(1,159)

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	9,600	300
Maturities and calls	17,190	-
Principal payments	3,684	4,750
Purchases	(16,604)	(12,389)
Purchase of Federal Home Loan Bank stock	(255)	(284)
Loans originated, net of principal payments received	(11,512)	3,181
Purchase of premises and equipment	(154)	(75)
Net cash provided by (used by) investing activities	1,949	(4,517)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)

Cash flows from financing activities:
Net change in deposits	(20,471)	6,844
Net change in repurchase agreements	222	1,791
Net change in short-term borrowings	3,000	38,000
Proceeds from issuance of long-term debt	15,493	-
Repayment of long-term debt	(5,000)	(34,519)
Payment of dividends on common stock	(239)	-
Increase in mortgagors' escrow accounts	187	177
Net cash (used by) provided by financing activities	(6,808)	12,293

Net change in cash and cash equivalents	(5,620)	6,617

Cash and cash equivalents at beginning of period	20,525	14,861

Cash and cash equivalents at end of period	$14,905	$21,478

Supplemental cash flow information:
Interest paid on deposits	$2,815	$2,680
Interest paid on borrowings	987	1,269
Income taxes paid	7	133

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and consolidation

      The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Hampden Bank ("Hampden Bank"), and Hampden LS, Inc. Hampden Bank is a Massachusetts chartered stock savings bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2007 is not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company's most recent Securities and Exchange Commission Form 10-K filed by the Company.

2. Recent Accounting Pronouncements

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. This Interpretation does not have a material impact on the Company's consolidated financial statements.

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

3. Earnings Per Share

      Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. There were no potentially dilutive common stock equivalents outstanding during the three months ended September 30, 2007. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.

      The Company converted to a stock company on January 16, 2007, therefore earnings per share would not be meaningful for the three month period ending September 30, 2006. Earnings per share for the three month period ended September 30, 2007 has been computed as follows:

Three Months Ended September 30, 2007

(In thousands, except per share data)

Net income applicable to stock	$521

Average number of shares outstanding	7,949,879
Less: average unallocated ESOP shares	(611,180)
Average number of basic shares outstanding	7,338,699

Average number of diluted shares outstanding	7,338,699

Basic earnings per share	$0.07
Diluted earnings per share	$0.07

4. Dividends

On July 31, 2007, the Company declared a cash dividend of $0.03 per common share which was paid on August 28, 2007 to shareholders of record as of the close of business on August 13, 2007.

5. Loan Commitments and other Contingencies

      Outstanding loan commitments and other contingencies totaled $77.7 million at September 30, 2007, compared to $95.6 million as of June 30, 2007. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.

6. Loans

      In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company obtains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.

      In March 2006 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a service contract. However, the Statement permits the Company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Company adopted the fair value measurement method under SFAS No. 156 effective July 1, 2007. Previous to that date servicing assets were amortized into non-interest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

The following table illustrates the incremental effect of applying SFAS No. 156 on individual line items in the consolidated balance sheet as of June 30, 2007.

	Before Application of SFAS 156	Adjustments	After Application of SFAS 156
	(In thousands)

Mortgage servicing asset	$ 151	$201	$ 352
Deferred tax asset	3,226	(68)	3,158
Total assets	523,937	133	524,070
Total retained earnings	102,018	133	102,151

The changes in servicing assets measured using fair value is as follows:

September 30, 2007
(In thousands)

Fair value at the beginning of period, July 1, 2007	$352
Capitalized servicing assets	28
Changes in fair value	18
Fair value at end of period, September 30, 2007	$398

The changes in servicing assets measured using the amortization method is as follows:

September 30, 2006
(In thousands)

Carrying amount at the beginning of period, July 1, 2006	$116
Capitalized servicing assets	13
Amortization	(5)
Carrying amount at end of period, September 30, 2006	$124

      The fair values for September 30, 2007 were determined by evaluating the excess servicing that would be paid by an external third party if the loans were sold and servicing was retained by the Company. This factor is used to determine the fair value of the Company's excess servicing rights.

      The unpaid principal balances of mortgage and other loans serviced for others were $28,540,000 and $25,276,000 at September 30, 2007 and June 30, 2007, respectively. There are no recourse provisions for the loans that are serviced for others.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

      This section is intended to help potential investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2007 and June 30, 2007 and our consolidated results of operations for the three months ended September 30, 2007, and September 30, 2006.

Forward-Looking Statements

      Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

      The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

      Mortgage Banking. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

      In March 2006 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a service contract. However, the Statement permits the Company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Company adopted the fair value measurement method under SFAS No. 156 effective July 1, 2007. Previous to that date servicing assets were amortized into non-interest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

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

	Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (2)	$337,016	$5,573	6.61%	$319,179	$5,180	6.49%
Investment securities	145,629	1,703	4.68%	119,380	1,375	4.61%
Federal Funds Sold	5,515	75	5.44%	3,195	41	5.13%
Total interest earning assets	488,160	7,351	6.02%	441,754	6,596	5.97%
Non-interest earning assets	30,402			32,725
Total assets	$518,562			$474,479

Interest-bearing liabilities:
Savings deposits	$ 68,399	489	2.86%	$ 52,087	319	2.45%
Money market	20,671	143	2.77%	25,196	138	2.19%
NOW and other checking accounts	51,133	42	0.33%	53,155	58	0.44%
Certificates of deposit	176,590	2,141	4.85%	192,988	2,165	4.49%
Total deposits	316,793	2,815	3.55%	323,426	2,680	3.31%
Borrowed funds	92,693	1,025	4.42%	113,234	1,269	4.48%
Total interest-bearing liabilities	409,486	3,840	3.75%	436,660	3,949	3.62%
Non-interest bearing liabilities	12,999			5,223
Total liabilities	422,485			441,883
Equity	96,077			32,596
Total Liabilities and equity	$518,562			$474,479

Net interest income		$3,511			$2,647
Net interest rate spread (3)			2.27%			2.36%
Net interest-earning assets (4)	$ 78,674			$ 5,094

Net interest margin (5)			2.88%			2.40%

Average interest-earning assets to
interest-bearing liabilities			119.21%			101.17%

(1)	Yields and rates for the three months ended September 30, 2007 and 2006 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-earning liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)

Interest income:
Loans, net (1)	$ 294	$ 99	$ 393
Investment securities	307	21	328
Federal funds sold	31	3	34
Total interest income	632	123	755

Interest expense:
Savings deposits	111	59	170
Money market	(27)	32	5
NOW and other checking accounts	(2)	(14)	(16)
Certificates of deposits	(192)	168	(24)
Total deposits	(110)	245	135
Borrowed funds	(227)	(17)	(244)
Total interest expense	(338)	229	(109)
Change in net interest income	$ 969	$(105)	$ 864

(1)	Includes loans held for sale.

Comparison of Financial Condition (unaudited) At September 30, 2007 and June 30, 2007

Overview

      Total Assets. Total assets decreased by $5.9 million, or 1.1%, from $523.9 million at June 30, 2007 to $518.0 million at September 30, 2007. Securities available for sale decreased by $12.8 million, or 8.6%, to $136.3 million at September 30, 2007. Also, federal funds sold and other short-term investments decreased by $6.3 million, or 47.2%, to $7.1 million at September 30, 2007. A partial offset to these decreases was an increase in net loans, including loans held for sale, of $12.3 million, or 3.7%, to $341.8 million at September 30, 2007. Each of these changes is discussed below.

      Investment Activities. Cash and cash equivalents decreased by $5.6 million, or 27.4% from $20.5 million at June 30, 2007 to $14.9 million at September 30, 2007. Securities available for sale decreased $12.8 million, or 8.6%, to $136.3 million at September 30, 2007. Increases in mortgage-backed securities and common stock were more than offset by declines in obligations issued by government-sponsored enterprises, corporate bonds, and money market preferred stock. The Company had approximately $17 million of government-sponsored enterprise obligations mature during the three months ended September 30, 2007 in order to offset any liquidity issues associated with the large block of maturing five year certificates of deposits during this period. At September 30, 2007, the Company's available-for-sale portfolio amounted to $136.3 million, or 26.3% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company's investment securities.

	At September 30,		At June 30,
	2007		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)

Securities available for sale:
Government-Sponsored Enterprises	$ 45,280	$ 45,476	$ 56,677	$ 56,483
Corporate bonds and other obligations	-	-	1,689	1,684
Mortgage-backed securities	78,612	77,741	69,786	68,328
Total debt securities	123,892	123,217	128,152	126,495

Marketable equity securities
Common stock	1,814	1,910	1,814	1,852
Money market preferred stock	11,200	11,200	20,800	20,800
Total marketable equity securities	13,014	13,110	22,614	22,652
Total securities available for sale	136,906	136,327	150,766	149,147
Restricted equity securities:
Federal Home Loan Bank of Boston stock	4,862	4,862	4,607	4,607
Total securities	$141,768	$141,189	$155,373	$153,754

      Net Loans. Total net loans, excluding loans held for sale, at September 30, 2007 were $340.5 million, an increase of $11.4 million, or 3.5%, from $329.1 million at June 30, 2007. The following table sets forth the composition of the Company's loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30,		June 30,
	2007		2007
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Mortgage loans on real estate:
Residential	$114,761	33.62%	$116,178	35.21%
Commercial	105,939	31.04	90,538	27.45
Home equity	58,996	17.28	59,899	18.15
Construction	14,505	4.25	21,251	6.44
Total mortgage loans on real estate	294,201	86.19	287,866	87.25

Other loans:
Commercial	29,347	8.60	25,472	7.71
Consumer	16,359	4.79	15,201	4.61
Industrial revenue bonds	1,426	0.42	1,443	0.43
Total other loans	47,132	13.81	42,116	12.75
Total loans	341,333	100.00%	329,982	100.00%
Other items:
Net deferred loan costs	2,065		1,902
Allowance for loan losses	(2,894)		(2,810)

Total loans, net	$340,504		$329,074

      Commercial real estate loans increased $15.4 million, or 17.0%, to $105.9 million, and Commercial loans increased $3.9 million, or 15.21%, to $29.3 million. Consumer loans also increased by $1.2 million, or 7.6%, to 16.4 million. These increases were partially offset by a decrease in Residential mortgage loans of $1.4 million, or 1.2% from $116.2 million at June 30, 2007 to $114.8 million at September 30, 2007, and a decrease in home equity loans of $903,000, or 1.5%, to $59.0 million at September 30, 2007. There was a decrease in Construction loans of $6.7 million, or 31.7%, to $14.5 million, which was due to several large commercial construction projects being completed and the end mortgages being retained by Hampden Bank and reclassified as commercial real estate loans.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At June 30,
	2007	2007
	(Dollars in Thousands)

Non-accrual loans:
Residential mortgage	$ 211	$ 217
Commercial mortgage	571	235
Commercial	2,760	3,083
Home equity, consumer and other	111	26
Total non-accrual loans	3,653	3,561

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	3,653	3,561
Other Real Estate Owned	-	-
Total non-performing assets	$3,653	$3,561

Ratios:
Non-performing loans to total loans	1.07%	1.08%
Non-performing assets to total assets	0.71%	0.68%

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

      The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2007, impaired loans totaled $3.3 million with an established valuation allowance of $1.1 million.

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

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$2,810	$3,695
Charge-offs:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	-	-
Consumer and other	(2)	(3)
Total other loans	(2)	(3)
Total charge-offs	(2)	(3)
Recoveries:
Mortgage loans on real estate	-	6
Other loans:
Commercial business	2	-
Consumer and other	2	2
Total other loans	4	2
Total recoveries	4	8
Net recoveries	2	5
Provision for loan losses	82	25
Balance at end of period	$2,894	$3,725

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	79.22%	76.22%
Allowance for loan losses to total loans at end of period	0.85%	1.18%

Deposits and Borrowed Funds. The following table sets forth the Company's deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2007		2007
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)

Deposit type:
Demand deposits	$ 39,773	12.96%	$ 37,063	11.32%
Savings deposits	69,074	22.51	66,896	20.44
Money market	20,778	6.77	22,546	6.89
NOW accounts	17,305	5.64	19,230	5.87
Total transaction accounts	146,930	47.88	145,735	44.52
Certificates of deposit	159,940	52.12	181,606	55.48

Total deposits	$306,870	100.00%	$327,341	100.00%

      Deposits decreased $20.4 million, or 6.3%, to $306.9 million at September 30, 2007 from $327.3 million at June 30, 2007. This decrease was due to the maturity of approximately $50.6 million of certificates of deposit starting August 1, 2007 and ending on September 30, 2007. These matured certificates of deposit were five year certificates of deposit that the Company offered as a special promotion from August 15, 2002 to September 30, 2002. In anticipation of this cash out-flow, the Company had approximately $17 million of government-sponsored enterprise obligations maturing during this time. In addition, the Company had entered into interest rate swap agreements to hedge $20 million of its certificates of deposit, which matured on September 15, 2007.

      Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLB) as well as securities sold under agreements to repurchase, and have increased $13.7 million, or 15.3%, to $103.0 million at September 30, 2007 from $89.3 million at June 30, 2007. Advances from the FHLB accounted for $13.5 million of the increase and repurchase agreements accounted for $222,000.

      Stockholders' Equity. Stockholders' equity increased by $1.2 million, or 1.2%, to $103.2 million at September 30, 2007. This increase is partially the result of the Company's net unrealized loss net of deferred taxes on securities available for sale decreasing from $1.0 million to $348,000. Net income increased retained earnings by $521,000. Our ratio of capital to total assets increased to 19.9% as of September 30, 2007, from 19.5% as of June 30, 2007.

Comparison of Operating Results (unaudited) for the Three Months Ended September 30, 2007 and September 30, 2006

      Net Income. Net Income for the three months ended September 30, 2007 was $521,000, an increase of $326,000, or 167.2%, from $195,000 for the same period in 2006. This increase was mainly due to an increase in net interest income, after provision for loan losses, for the three months ended September 30, 2007 of $807,000, or 30.8%, to $3.4 million from $2.6 million for the same period in 2006, which was due to an increase in interest earning assets and a decrease in interest bearing liabilities as a result of the receipt of the proceeds from the stock offering. This increase was partially offset by an increase in non-interest expense of $540,000. All of these changes are discussed below.

      Net interest income. Net interest income for the three months ended September 30, 2007 was $3.5 million, an increase of $864,000, or 32.6%, over the same period of 2006, partially due to a decrease in the average balance of interest-bearing liabilities of $27.2 million for the three months ended September 30, 2007 over the same period in 2006.

      Interest income. Interest income for the three months ended September 30, 2007 increased $755,000, or 11.5%, to $7.4 million over the same period of 2006. This increase was primarily due to an increase in average interest earning assets of $46.4 million, or 10.5%, for the three months ended September 30, 2007. For the three months ended September 30, 2007, average outstanding net loans increased $17.8 million, or 5.6%, from the average for the three month period ended September 30, 2006, primarily as a result of the growth in commercial loan portfolios. The average balance of investment securities for the three months ended September 30, 2007 increased $26.2 million, or 22.0%, from the three month period ended September 30, 2006. The average yield on interest earning assets increased 5 basis points to 6.02% for the three months ended September 30, 2007, compared to 5.97% for the same period in 2006.

      Interest Expense. Interest expense decreased $109,000, or 2.8%, to $3.8 million for the three months ended September 30, 2007. This decrease was primarily due to a decrease in average interest bearing liabilities of $27.2 million, or 6.2%, at September 30, 2007. The average cost of funds increased to 3.75% for the three months ended September 30, 2007, an increase of 13 basis points from a cost of funds of 3.62% for the same period in 2006.

      Provision for Loan Losses. The Company's provision for loan loss expense was $82,000 for the three months ended September 30, 2007 compared to $25,000 for the three months ended September 30, 2006. The Company's total allowance for loan losses decreased by $831,000, to $2.9 million, or 0.85% of total loans for the three months ended September 30, 2007 compared to $3.7 million, or 1.18% of total loans for the three months ended September 30, 2006.

      Non-interest Income. Total non-interest income totaled $553,000 for the three months ended September 30, 2007, an increase of $156,000 from the same period a year ago. This increase is the result of increased income from customer service fees of $180,000.

      Non-interest Expense. Non-interest expense increased $540,000, or 19.7%, to $3.3 million for the three months ended September 30, 2007 compared to the same period for 2006. Salaries and employee benefits expenses increased $243,000, or 14.8%, to $1.9 million for the three months ended September 30, 2007 from the same period in 2006, mainly due to an increase in ESOP expenses of $113,000 for the three months ended September 30, 2007 compared to the same period in 2006. Advertising expenses increased by $108,000 during the three months ended September 30, 2007, and data processing expenses increased slightly by $14,000 during the three months ended September 30, 2007, compared to such expenses for the same period in 2006.

      Income Taxes. Income tax expense increased $97,000, or 110.2%, to $185,000, for the three months ended September 30, 2007, due to an increase in taxable income of $423,000 for the three months ended September 30, 2007 compared to the same period for 2006. Our combined federal and state effective tax rate was 26.2% for the three months ended September 30, 2007 and 31.1% for the three months ended September 30, 2006.

      Minimum Regulatory Capital Requirements. As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank's category. The Company's capital amounts and ratios as of September 30, 2007 (unaudited) and June 30, 2007 are presented in the table below.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2007:

Total capital (to risk weighted assets):
Consolidated	$106,486	28.8	$29,567	8.0%	N/A	N/A
Bank	69,963	20.2	27,769	8.0	$34,711	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,549	28.0	14,784	4.0	N/A	N/A
Bank	67,027	19.3	13,885	4.0	20,827	6.0

Tier 1 capital (to average assets):
Consolidated	103,549	20.0	20,749	4.0	N/A	N/A
Bank	67,027	13.7	19,523	4.0	24,404	5.0

As of June 30, 2007:

Total capital (to risk weighted assets):
Consolidated	$105,832	30.5	$28,038	8.0%	N/A	N/A
Bank	66,673	20.1	27,582	8.0	$34,478	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,005	29.7	14,019	4.0	N/A	N/A
Bank	63,846	19.3	13,791	4.0	20,687	6.0

Tier 1 capital (to average assets):
Consolidated	103,005	20.2	20,636	4.0	N/A	N/A
Bank	63,846	13.7	19,431	4.0	24,289	5.0

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

      The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2007, cash and due from banks, short-term investments and money market preferred stock totaled $26.1 million or 5.0% of total assets.

      The Company also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, the Company has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans.

      The Company uses it's liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2007 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)

As of September 30, 2007
Federal Home Loan Bank of Boston advances	$ 89,827	$19,641	$37,820	$27,320	$5,046
Securities sold under agreements to repurchase	13,159	13,159	-	-	-
Total contractual obligations	$102,986	$32,800	$37,820	$27,320	$5,046

      Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments and other contingencies outstanding as of September 30, 2007:

	September 30, 2007	June 30, 2007
	(Dollars In Thousands)

Commitments to grant loans (1)	$18,624	$28,891
Commercial loan lines-of-credit	18,026	19,312
Unused portions of home equity lines of credit (2)	27,536	28,363
Unused portion of construction loans (3)	10,612	15,777
Unused portion of mortgage loans	355	641
Unused portion of personal lines-of-credit (4)	2,012	2,050
Standby letters of credit (5)	510	580
Total loan commitments	$77,675	$95,614

(1)	Commitments for loans are extended to customers for up to 30 days after which they expire.
(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.
(3)

Unused portions of construction loans are available to the borrower for up to twelve to eighteen months for development loans and up to one year for other construction loans. The decrease of $5.2 million is due to several large commercial construction projects being completed.

(4)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(5)	Standby letters of credit are generally available for less than one year.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

      There have been no material changes in the Company's market risk during the three months ended September 30, 2007. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 2007 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

Item 4: Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. These procedures and controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

      There have been no material changes in the Company's risk factors during the three months ended September 30, 2007. See the discussion and analysis of risk factors provided in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on November 1, 2007 and the following matters were voted upon at the meeting:

1.	The election of directors, each for a three-year term by the following vote:

	FOR	WITHHELD
a. Thomas R. Burton	6,567,784	58,904
b. Francis V. Grimaldi	6,529,221	97,467
c. Linda Silva Thompson	6,545,765	80,923
d. Eddie Wright	6,523,969	102,719
e. Arlene Putnam	6,540,515	86,173

2.

The appointment of Wolf & Company, P.C. as the independent registered public accounting firm of Hampden Bancorp, Inc. for the fiscal year ending June 30, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
6,494,855	126,646	5,187

Item 5. Other Information

Not applicable

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Bylaws of Hampden Bancorp, Inc.(2)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)

10.2.2	Pledge Agreement(4)

10.2.3	Promissory Note(4)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)

10.6	Form of Hampden Bank Change in Control Agreement(4)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (5)

14.0	Hampden Bancorp, Inc. Code of Conduct (5)

21.0	List of Subsidiaries (5)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on January 19, 2007.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: November 13, 2007	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: November 13, 2007	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer

