Form 10-Q
period 2007-12-31
Hampden Bancorp, Inc.
filed 2008-02-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer, large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ] Non-accelerated filer [X]	Accelerated Filer [ ] Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes [ ] No [X].

As of February 6, 2008, there were 7,949,879 shares of the registrant's common stock outstanding.

PART 1 -- FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	December 31,	June 30,
	2007	2007
	(Unaudited)

Cash and due from banks	$6,677	$7,084
Federal funds sold and other short-term investments	26,323	13,441
Cash and cash equivalents	33,000	20,525

Securities available for sale, at fair value	125,507	149,147
Federal Home Loan Bank of Boston stock, at cost	5,233	4,607
Loans held for sale	597	464
Loans, net of allowance for loan losses of $2,972
at December 31, 2007 and $2,810 at June 30, 2007	344,764	329,074
Premises and equipment, net	4,503	4,387
Accrued interest receivable	2,177	2,386
Deferred tax asset	2,114	3,226
Bank-owned life insurance	9,254	8,811
Other assets	1,500	1,310
	$528,649	$523,937

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$308,719	$327,341
Securities sold under agreements to repurchase	13,524	12,937
Short-term borrowings	2,000	1,000
Long-term debt	95,054	75,334
Mortgagors' escrow accounts	814	713
Accrued expenses and other liabilities	4,733	4,594
Total liabilities	424,844	421,919

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued
or outstanding)	-	-
Common Stock ($.01 par value, 25,000,000 shares authorized, 7,949,879
issued and outstanding at December 31, 2007 and June 30, 2007)	79	79
Additional paid-in-capital	77,166	77,156
Unearned Compensation - ESOP (593,591 shares unallocated at
December 31, 2007 and 614,790 shares unallocated at June 30, 2007)	(5,936)	(6,148)
Retained Earnings	32,321	31,933
Accumulated other comprehensive income/(loss)	175	(1,002)
Total stockholders' equity	103,805	102,018
	$528,649	$523,937

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,649	$5,120	$11,222	$10,300
Debt securities	1,448	1,344	2,885	2,685
Dividends	160	65	425	100
Federal funds sold and other short-term investments	159	193	233	235
Total interest and dividend income	7,416	6,722	14,765	13,320

Interest expense:
Deposits	2,494	2,857	5,309	5,538
Borrowings	1,158	1,250	2,183	2,519
Total interest expense	3,652	4,107	7,492	8,057

Net interest income	3,764	2,615	7,273	5,263
Provision for loan losses	84	30	166	55
Net interest income, after provision for loan losses	3,680	2,585	7,107	5,208

Non-interest income:
Customer service fees	384	237	805	477
Gain on sales of securities, net	58	10	58	8
Gain on sales of loans	29	15	45	53
Increase in cash surrender value of life insurance	79	77	156	153
Other	63	39	104	83
Total non-interest income	613	378	1,168	774

Non-interest expense:
Salaries and employee benefits	1,938	1,637	3,828	3,284
Occupancy and equipment	349	300	676	609
Data processing services	187	173	371	342
Advertising	334	106	582	246
Other general and administrative	719	409	1,345	881
Total non-interest expense	3,527	2,625	6,802	5,362

Income before income taxes	766	338	1,473	620

Provision for income taxes	613	109	798	197

Net income	$153	$229	$675	$423

Earnings per share
Basic	$0.02	N/A	$0.09	N/A
Diluted	$0.02	N/A	$0.09	N/A

Weighted average shares outstanding
Basic	7,349,337	N/A	7,344,018	N/A
Diluted	7,349,337	N/A	7,344,018	N/A
See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

						Accumulated
			Additional	Unearned		Other
	Common Stock		Paid-in	Compensation	Retained	Comprehensive
	Shares	Amount	Capital	ESOP	Earnings	Loss	Total
	(Unaudited)

Balance at June 30, 2006	-	$ -	$ -	$ -	$33,627	$(2,353)	$ 31,274

Comprehensive income:
Net income	-	-	-	-	423	-	423
Change in net unrealized loss on
securities available for sale, net of
reclassification adjustment and tax
effects	-	-	-	-	-	1,279	1,279
Total comprehensive loss							1,702

Balance at December 31, 2006	-	$ -	$ -	$ -	$34,050	$(1,074)	$ 32,976

Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$31,933	$(1,002)	$102,018

Culmulative effect of change to initially
apply FASB Statement No. 156, net
of tax effect	-	-	-	-	133	-	133
Comprehensive income:
Net income	-	-	-	-	675	-	675
Change in net unrealized loss on
securities available for sale, net of
reclassification adjustment and tax
effects	-	-	-	-	-	1,177	1,177
Total comprehensive income							1,852
Cash dividends paid ($0.06 per share)	-	-	-	-	(420)	-	(420)
ESOP shares committed to be allocated
(21,200 shares)	-	-	10	212	-	-	222

Balance at December 31, 2007	7,949,879	$79	$77,166	$(5,936)	$32,321	$ 175	$103,805

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	December 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income	$675	$423
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	166	55
Net accretion of securities	(22)	(122)
Depreciation and amortization	308	290
Gain on sales of securities, net	(58)	(8)
Loans originated for sale	(8,944)	(5,323)
Proceeds from loan sales	8,856	4,492
Gain on sales of loans	(45)	(53)
Increase in cash surrender value of bank-owned
life insurance	(156)	(153)
Deferred tax (benefit)	418	(145)
Stock-based compensation expense	222	-
Net change in:
Accrued interest receivable	209	(122)
Other assets	(190)	(794)
Subscriptions payable	-	88,443
Accrued expenses and other liabilities	272	(490)
Net cash provided by operating activities	1,711	86,493

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	20,800	4,196
Maturities and calls	30,638	-
Principal payments	7,507	8,832
Purchases	(33,354)	(24,609)
Purchase of Federal Home Loan Bank stock	(626)	(284)
Loan (originations) principal payments received, net	(15,856)	8,460
Premiums paid on bank-owned life insurance	(287)	-
Purchase of premises and equipment	(424)	(142)
Net cash provided by (used by) investing activities	8,398	(3,547)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended
	December 31,
	2007	2006
	(Unaudited)

Cash flows from financing activities:
Net change in deposits	(18,622)	9,868
Net change in repurchase agreements	587	1,880
Net change in short-term borrowings	1,000	15,500
Proceeds from increase of long-term debt	26,720	-
Repayment of long-term debt	(7,000)	(35,499)
Payment of dividends on common stock	(420)	-
Increase in mortgagors' escrow accounts	101	163
Net cash provided by (used by) financing activities	2,366	(8,088)

Net change in cash and cash equivalents	12,475	74,858

Cash and cash equivalents at beginning of period	20,525	14,861

Cash and cash equivalents at end of period	$33,000	$89,719

Supplemental cash flow information:
Interest paid on deposits	$5,309	$5,538
Interest paid on borrowings	1,846	2,235
Income taxes paid	7	139

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and consolidation

      The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Hampden Bank ("Hampden Bank"), and Hampden LS, Inc. Hampden Bank is a Massachusetts chartered stock savings bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of December 31, 2007 and for the interim periods ended December 31, 2007 and 2006 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2007 is not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company's most recent Securities and Exchange Commission Form 10-K filed by the Company.

2. Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted this Interpretation on July 1, 2007, and it did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

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

3. Earnings Per Share

      Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. There were no potentially dilutive common stock equivalents outstanding during the three months or six months ended December 31, 2007. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.

      The Company converted to a stock company on January 16, 2007, therefore earnings per share would not be meaningful for the three month or six month periods ending December 31, 2006. Earnings per share for the three month and six month periods ended December 31, 2007 have been computed as follows:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
	(In thousands, except per share data)

Net income applicable to stock	$153	$675

Average number of shares outstanding	7,949,879	7,949,879
Less: average unallocated ESOP shares	(600,542)	(605,861)
Average number of basic shares outstanding	7,349,337	7,344,018

Average number of diluted shares outstanding	7,349,337	7,344,018

Basic earnings per share	$0.02	$0.09
Diluted earnings per share	$0.02	$0.09

4. Dividends

On October 30, 2007, the Company declared a cash dividend of $0.03 per common share which was paid on November 27, 2007 to shareholders of record as of the close of business on November 13, 2007.

5. Loan Commitments and other Contingencies

      Outstanding loan commitments and other contingencies totaled $67.6 million at December 31, 2007, compared to $95.6 million as of June 30, 2007. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business, and other lines of credit, and unused portions of construction loans.

6. Loan Servicing

      In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company obtains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.

      In March 2006 the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a service contract. However, the Statement permits the Company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Company adopted the fair value measurement method under SFAS No. 156 effective July 1, 2007. Previous to that date servicing assets were amortized into non-interest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets.

The changes in servicing assets measured using fair value is as follows:

December 31, 2007
(In Thousands)

Fair value at the beginning of period, July 1, 2007	$352
Capitalized servicing assets	43
Changes in fair value	27
Fair value at end of period, December 31, 2007	$422

The changes in servicing assets measured using the amortization method is as follows:

December 31, 2006
(In Thousands)

Carrying amount at the beginning of period, July 1, 2006	$116
Capitalized servicing assets	32
Amortization	(12)
Carrying amount at end of period, December 31, 2006	$136

      The fair values for December 31, 2007 were determined by evaluating the excess servicing that would be paid by an external third party if the loans were sold and servicing was retained by the Company. This factor is used to determine the fair value of the Company's excess servicing rights.

      The unpaid principal balances of mortgage and other loans serviced for others were $30,253,000 and $25,276,000 at December 31, 2007 and June 30, 2007, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.

7. Subsequent Event

Equity Incentive Plan

      On December 19, 2007, the Company's Board of Directors adopted, subject to shareholder approval, the Hampden Bancorp, Inc. 2008 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to allow Hampden Bancorp, Inc. and its affiliates to attract and retain superior employees, directors and consultants by providing incentive compensation in the form of a proprietary interest in Hampden Bancorp, Inc.

      The Board believes that implementing an equity compensation program is an important competitive tool that will help align our interests of Hampden Bancorp, Inc. (or affiliate) employees, directors and other service providers with our shareholders.

      The Company's shareholders approved the 2008 Equity Incentive Plan at a special shareholder meeting on January 29, 2008. Shareholders approved the reservation of 1,112,983 shares of the Company's common stock for issuance under the 2008 Equity Incentive Plan. The Company expects to issue stock grants to its directors, employees, and consultants for up to 317,996 shares of common stock, and grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified options may be granted under the Plan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

      This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2007 and June 30, 2007 and our consolidated results of operations for the three months and six months ended December 31, 2007 and December 31, 2006.

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

      Mortgage Banking. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

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

	Three Months Ended December 31,
	2007			2006
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (2)	$342,957	$5,649	6.59%	$314,093	$5,120	6.52%
Investment securities	131,910	1,608	4.88%	127,242	1,445	4.54%
Federal Funds Sold	12,768	159	4.98%	11,749	157	5.35%
Total interest earning assets	487,635	7,416	6.08%	453,084	6,722	5.93%
Non-interest earning assets	30,668			35,316
Total assets	$518,303			$488,400

Interest-bearing liabilities:
Savings deposits	$ 68,091	447	2.63%	$ 59,609	400	2.68%
Money market	21,915	137	2.50%	29,792	221	2.97%
NOW and other checking accounts	48,695	37	0.30%	51,021	66	0.52%
Certificates of deposit	162,061	1,873	4.62%	187,146	2,170	4.64%
Total deposits	300,762	2,494	3.32%	327,568	2,857	3.49%
Borrowed funds	106,946	1,158	4.33%	110,225	1,250	4.54%
Total interest-bearing liabilities	407,708	3,652	3.58%	437,793	4,107	3.75%
Non-interest bearing liabilities	6,601			17,430
Total liabilities	414,309			455,223
Equity	103,994			33,177
Total Liabilities and equity	$518,303			$488,400

Net interest income		$3,764			$2,615
Net interest rate spread (3)			2.50%			2.18%
Net interest-earning assets (4)	$ 79,927			$ 15,291

Net interest margin (5)			3.09%			2.31%

Average interest-earning assets to
interest-bearing liabilities			119.60%			103.49%

(1)	Yields and rates for the three months ended December 31, 2007 and 2006 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period inicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended December 31,
	2007			2006
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (2)	$339,986	$11,222	6.60%	$316,636	$10,300	6.51%
Investment securities	138,769	3,310	4.77%	123,311	2,821	4.58%
Federal Funds Sold	9,142	233	5.10%	7,472	199	5.33%
Total interest earning assets	487,897	14,765	6.05%	447,419	13,320	5.95%
Non-interest earning assets	30,691			34,021
Total assets	$518,588			$481,440

Interest-bearing liabilities:
Savings deposits	$ 68,316	936	2.74%	$ 55,845	720	2.58%
Money market	22,087	280	2.54%	27,497	358	2.60%
NOW and other checking accounts	49,102	79	0.32%	52,088	124	0.48%
Certificates of deposit	169,325	4,014	4.74%	190,067	4,336	4.56%
Total deposits	308,830	5,309	3.44%	325,497	5,538	3.40%
Borrowed funds	99,819	2,183	4.37%	111,729	2,519	4.51%
Total interest-bearing liabilities	408,649	7,492	3.67%	437,226	8,057	3.69%
Non-interest bearing liabilities	6,658			11,328
Total liabilities	415,307			448,554
Equity	103,281			32,886
Total Liabilities and equity	$518,588			$481,440

Net interest income		$ 7,273			$ 5,263
Net interest rate spread (3)			2.38%			2.27%
Net interest-earning assets (4)	$ 79,248			$ 10,193

Net interest margin (5)			2.98%			2.35%

Average interest-earning assets to
interest-bearing liabilities			119.39%			102.33%

(1)	Yields and rates for the six months ended December 31, 2007 and 2006 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period inicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2007 vs. 2006			Six Months Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)			(Dollars in Thousands)
Interest income:
Loans, net (1)	$ 475	$ 54	$ 529	$ 769	$153	$ 922
Investment securities	54	109	163	365	124	489
Federal funds sold	13	(11)	2	43	(9)	34
Total interest income	542	152	694	1,177	268	1,445

Interest expense:
Savings deposits	56	(9)	47	169	47	216
Money market	(53)	(31)	(84)	(69)	(9)	(78)
NOW and other checking accounts	(3)	(26)	(29)	(7)	(38)	(45)
Certificates of deposits	(290)	(7)	(297)	(487)	165	(322)
Total deposits	(290)	(73)	(363)	(394)	165	(229)
Borrowed funds	(37)	(55)	(92)	(262)	(74)	(336)
Total interest expense	(327)	(128)	(455)	(656)	91	(565)
Change in net interest income	$ 869	$ 280	$1,149	$1,833	$177	$2,010

(1)	Includes loans held for sale.

Comparison of Financial Condition (unaudited) At December 31, 2007 and June 30, 2007

Overview

      Total Assets. Total assets increased by $4.7 million, or 0.9%, from $523.9 million at June 30, 2007 to $528.6 million at December 31, 2007. Net loans, including loans held for sale, increased $15.8 million, or 4.8%, to $345.4 million at December 31, 2007. Also, federal funds sold and other short-term investments increased by $12.9 million, or 95.8%, to $26.3 million at December 31, 2007. A partial offset to these increases was a decrease in securities available for sale of $23.6 million, or 15.8%, to $125.5 million at December 31, 2007. Each of these changes is discussed below.

      Investment Activities. Cash and cash equivalents increased by $12.5 million, or 60.8% from $20.5 million at June 30, 2007 to $33.0 million at December 31, 2007. Securities available for sale decreased $23.6 million, or 15.8%, to $125.5 million at December 31, 2007. An increase in mortgage-backed securities was more than offset by declines in obligations issued by government-sponsored enterprises, corporate bonds, common stock and money market preferred stock. The Company had approximately $17 million of government-sponsored enterprise obligations mature during the six months ended December 31, 2007 in order to offset any liquidity issues associated with the large block of maturing five year certificates of deposits during this period. At December 31, 2007, the Company's available-for-sale portfolio amounted to $125.5 million, or 23.7% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company's investment securities.

	At December 31,		At June 30,
	2007		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)

Securities available for sale:
Government-Sponsored Enterprises	$ 38,458	$ 38,820	$ 56,677	$ 56,483
Corporate bonds and other obligations	-	-	1,689	1,684
Mortgage-backed securities	84,859	84,877	69,786	68,328
Total debt securities	123,317	123,697	128,152	126,495

Marketable equity securities:
Common stock	1,938	1,810	1,814	1,852
Money market preferred stock	-	-	20,800	20,800
Total marketable equity securities	1,938	1,810	22,614	22,652
Total securities available for sale	125,255	125,507	150,766	149,147
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	4,607	4,607
Total securities	$130,488	$130,740	$155,373	$153,754

      Net Loans. Total net loans, excluding loans held for sale, at December 31, 2007 were $344.8 million, an increase of $15.7 million, or 4.8%, from $329.1 million at June 30, 2007. The following table sets forth the composition of the Company's loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	December 31,		June 30,
	2007		2007
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Mortgage loans on real estate:
Residential	$112,645	32.60%	$116,178	35.21%
Commercial	107,809	31.20	90,538	27.45
Home equity	57,534	16.65	59,899	18.15
Construction	15,568	4.51	21,251	6.44
Total mortgage loans on real estate	293,556	84.96	287,866	87.25

Other loans:
Commercial	32,565	9.42	25,472	7.71
Consumer	17,986	5.21	15,201	4.61
Industrial revenue bonds	1,409	0.41	1,443	0.43
Total other loans	51,960	15.04	42,116	12.75
Total loans	345,516	100.00%	329,982	100.00%
Other items:
Net deferred loan costs	2,220		1,902
Allowance for loan losses	(2,972)		(2,810)

Total loans, net	$344,764		$329,074

      Commercial real estate loans increased $17.3 million, or 19.1%, to $107.8 million, and Commercial loans increased $7.1 million, or 27.9%, to $32.6 million. Consumer loans also increased by $2.8 million, or 18.3%, to 18.0 million. These increases were partially offset by a decrease in Residential mortgage loans of $3.5 million, or 3.0% from $116.2 million at June 30, 2007 to $112.6 million at December 31, 2007, and a decrease in home equity loans of $2.4 million, or 4.0%, to $57.5 million at December 31, 2007. There was a decrease in Construction loans of $5.7 million, or 26.7%, to $15.6 million, which was due to several large commercial construction projects being completed and the end mortgages being retained by Hampden Bank and reclassified as commercial real estate loans.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2007	2007
	(Dollars in Thousands)

Non-accrual loans:
Residential mortgage	$ -	$ 217
Commercial mortgage	686	235
Commercial	2,748	3,083
Home equity, consumer and other	158	26
Total non-accrual loans	3,592	3,561

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	3,592	3,561
Other Real Estate Owned	-	-
Total non-performing assets	$3,592	$3,561

Ratios:
Non-performing loans to total loans	1.04%	1.08%
Non-performing assets to total assets	0.68%	0.68%

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

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2007, impaired loans totaled $3.4 million with an established valuation allowance of $1.0 million.

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

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$2,894	$3,725	$2,810	$3,695
Charge-offs:
Mortgage loans on real estate	(28)	-	(28)	-
Other loans:
Commercial business	-	(963)	-	(963)
Consumer and other	(5)	(13)	(6)	(18)
Total other loans	(5)	(976)	(6)	(981)
Total charge-offs	(33)	(976)	(34)	(981)
Recoveries:
Mortgage loans on real estate	26	-	26	-
Other loans:
Commercial business	-	1	2	9
Consumer and other	1	2	2	4
Total other loans	1	3	4	13
Total recoveries	27	3	30	13
Net charge-offs	(6)	(973)	(4)	(968)
Provision for loan losses	84	30	166	55
Balance at end of period	$2,972	$2,782	$2,972	$2,782

Ratios:
Net charge-offs to average loans outstanding	(0.00)%	(0.31)%	(0.00)%	(0.31)%
Allowance for loan losses to non-performing loans at end of period	82.74%	70.57%	82.74%	70.57%
Allowance for loan losses to total loans at end of period	0.86%	0.90%	0.86%	0.90%

Deposits and Borrowed Funds. The following table sets forth the Company's deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2007		2007
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)

Deposit type:
Demand deposits	$ 34,719	11.25%	$ 37,063	11.32%
Savings deposits	66,548	21.56	66,896	20.44
Money market	21,439	6.94	22,546	6.89
NOW accounts	16,022	5.19	19,230	5.87
Total transaction accounts	138,728	44.94	145,735	44.52
Certificates of deposit	169,991	55.06	181,606	55.48

Total deposits	$308,719	100.00%	$327,341	100.00%

      Deposits decreased $18.6 million, or 5.7%, to $308.7 million at December 31, 2007 from $327.3 million at June 30, 2007. This decrease was due to the maturity of approximately $50.6 million of certificates of deposit starting August 1, 2007 and ending on September 30, 2007. These matured certificates of deposit were five year certificates of deposit that the Company offered as a special promotion from August 15, 2002 to September 30, 2002. In anticipation of this cash out-flow, the Company had approximately $20.0 million of government-sponsored enterprise obligations maturing during this time. There was also a decrease in NOW accounts of $3.2 million, or 16.7%, to $16.0 million at December 31, 2007 from $19.2 million at June 30, 2007. A partial offset to these decreases was an inflow of approximately $8.0 million in certificates of deposit due to the opening of our new branch in Indian Orchard, MA and a special promotion run in another branch office.

      Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLB) as well as securities sold under agreements to repurchase, and have increased $21.3 million, or 23.9%, to $110.6 million at December 31, 2007 from $89.3 million at June 30, 2007. Advances from the FHLB accounted for $20.7 million of the increase and repurchase agreements accounted for $587,000.

      Stockholders' Equity. Stockholders' equity increased by $1.8 million, or 1.8%, to $103.8 million at December 31, 2007. This increase is partially the result of the Company's net unrealized loss net of deferred taxes on securities available for sale decreasing from a net unrealized loss of $1.0 million at June 30, 2007 to a net unrealized gain of $175,000 at December 31, 2007. Net income increased retained earnings by $675,000. Our ratio of capital to total assets increased slightly to 19.6% as of December 31, 2007, from 19.5% as of June 30, 2007.

Comparison of Operating Results (unaudited) for the Three Months Ended December 31, 2007 and December 31, 2006

      Net Income. Net Income for the three months ended December 31, 2007 was $153,000, a decrease of $76,000, or 33.2%, from $229,000 for the same period in 2006. This decrease was mainly due to a $350,000 adjustment to the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation. This adjustment was made to reflect the current assessment of margins and spreads, which are different than when the reserve was originally established. For the three month period ended December 31, 2007, net interest income after provision for loan losses increased by $1.1 million, and non-interest income increased by $235,000 compared to the three month period ended December 31, 2006. These increases were partially offset by an increase of $902,000 in non-interest expense for the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006. As a result, pre-tax income increased $428,000 from $338,000 for the three month period ended December 31, 2006 to $766,000 for the three month period ended December 31, 2007. All of these changes are discussed below.

      Net interest income. Net interest income for the three months ended December 31, 2007 was $3.8 million, an increase of $1.1 million, or 43.9%, over the same period of 2006, partially due to a decrease in the average balance of interest-bearing liabilities of $30.1 million for the three months ended December 31, 2007 over the same period in 2006, and an increase in interest earning assets of $34.5 million for the three months ended December 31, 2007 over the same period in 2006.

      Interest income. Interest income for the three months ended December 31, 2007 increased $694,000, or 10.3%, to $7.4 million over the same period of 2006. This increase was primarily due to an increase in average interest earning assets of $34.6 million, or 7.6%, for the three months ended December 31, 2007. For the three months ended December 31, 2007, average outstanding net loans increased $28.9 million, or 9.2%, from the average for the three month period ended December 31, 2006, primarily as a result of the growth in commercial loan portfolios. The average balance of investment securities for the three months ended December 31, 2007 increased $4.7 million, or 3.7%, from the three month period ended December 31, 2006. The average yield on interest earning assets increased 15 basis points to 6.08% for the three months ended December 31, 2007, compared to 5.93% for the same period in 2006.

      Interest Expense. Interest expense decreased $455,000, or 11.1%, to $3.7 million for the three months ended December 31, 2007. This decrease was primarily due to a decrease in average interest bearing liabilities of $30.1 million, or 6.9%, at December 31, 2007. The average cost of funds decreased to 3.58% for the three months ended December 31, 2007, a decrease of 17 basis points from a cost of funds of 3.75% for the same period in 2006.

      Provision for Loan Losses. The Company's provision for loan loss expense was $84,000 for the three months ended December 31, 2007 compared to $30,000 for the three months ended December 31, 2006. The Company's total allowance for loan losses increased by $190,000, to $3.0 million, or 0.86% of total loans for the three months ended December 31, 2007 compared to $2.8 million, or 0.90% of total loans for the three months ended December 31, 2006.

      Non-interest Income. Total non-interest income totaled $613,000 for the three months ended December 31, 2007, an increase of $235,000 from the same period a year ago. This increase is the result of increased income from customer service fees of $147,000, and increased income from net gains on sales of securities and loans of $62,000.

      Non-interest Expense. Non-interest expense increased $902,000, or 34.4%, to $3.5 million for the three months ended December 31, 2007 compared to the same period for 2006. Other general and administrative expenses increased $310,000, or 75.8%, to $719,000 for the three months ended December 31, 2007 from the same period in 2006, mainly due to increased expenses associated with operating as a public company. Salaries and employee benefits expenses increased $301,000, or 18.4%, to $1.9 million for the three months ended December 31, 2007 from the same period in 2006, mainly due to an increase in ESOP expenses of $109,000 for the three months ended December 31, 2007 compared to the same period in 2006. Advertising expenses increased by $228,000 during the three months ended December 31, 2007, occupancy and equipment expenses increased by $49,000 during the three months ended December 31, 2007, and data processing expenses increased slightly by $14,000 during the three months ended December 31, 2007, compared to such expenses for the same period in 2006.

      Income Taxes. Income tax expense increased $504,000, or 462.4%, to $613,000, for the three months ended December 31, 2007, primarily due to a $350,000 adjustment to the Company's valuation reserve against the deferred tax assets set up for the utilization of the charitable contribution deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation. This adjustment was made to reflect the current assessment of margins and spreads, which are different than when the reserve was originally established. There was also an increase in taxable income of $428,000 for the three months ended December 31, 2007 compared to the same period for 2006. Our combined federal and state effective tax rate was 80.0% for the three months ended December 31, 2007 and 32.2% for the three months ended December 31, 2006. This increase was due to the $350,000 tax adjustment to the Company's valuation reserve.

Comparison of Operating Results (unaudited) for the Six Months Ended December 31, 2007 and December 31, 2006

      Net Income. Net Income for the six months ended December 31, 2007 was $675,000, an increase of $252,000, or 59.6%, from $423,000 for the same period in 2006. This increase was mainly due to an increase in net interest income, after provision for loan losses, for the six months ended December 31, 2007 of $1.9 million, or 36.5%, to $7.1 million from $5.2 million for the same period in 2006, which was due to an increase in interest earning assets and a decrease in interest bearing liabilities as a result of the receipt of the proceeds from the stock offering. This increase was partially offset by the $350,000 tax adjustment to the Company's valuation reserve mentioned previously. All of these changes are discussed below.

      Net interest income. Net interest income for the six months ended December 31, 2007 was $7.3 million, an increase of $2.0 million, or 38.2%, over the same period of 2006, partially due to a decrease in the average balance of interest-bearing liabilities of $28.6 million for the six months ended December 31, 2007 over the same period in 2006, and an increase in interest earning assets of $40.5 million for the six months ended December 31, 2007 over the same period in 2006.

      Interest income. Interest income for the six months ended December 31, 2007 increased $1.4 million, or 10.8%, to $14.8 million over the same period of 2006. This increase was primarily due to an increase in average interest earning assets of $40.5 million, or 9.0%, for the six months ended December 31, 2007. For the six months ended December 31, 2007, average outstanding net loans increased $23.4 million, or 7.4%, from the average for the six month period ended December 31, 2006, primarily as a result of the growth in commercial loan portfolios. The average balance of investment securities for the six months ended December 31, 2007 increased $15.5 million, or 12.5%, from the six month period ended December 31, 2006. The average yield on interest earning assets increased 10 basis points to 6.05% for the six months ended December 31, 2007, compared to 5.95% for the same period in 2006.

      Interest Expense. Interest expense decreased $565,000, or 7.0%, to $7.5 million for the six months ended December 31, 2007. This decrease was primarily due to a decrease in average interest bearing liabilities of $28.6 million, or 6.5%, at December 31, 2007. The average cost of funds decreased to 3.67% for the six months ended December 31, 2007, a decrease of 2 basis points from a cost of funds of 3.69% for the same period in 2006.

      Provision for Loan Losses. The Company's provision for loan loss expense was $166,000 for the six months ended December 31, 2007 compared to $55,000 for the six months ended December 31, 2006. The Company's total allowance for loan losses increased by $190,000, to $3.0 million, or 0.86% of total loans for the six months ended December 31, 2007 compared to $2.8 million, or 0.90% of total loans for the six months ended December 31, 2006.

      Non-interest Income. Total non-interest income totaled $1.2 million for the six months ended December 31, 2007, an increase of $394,000 from the same period a year ago. This increase is the result of increased income from customer service fees of $328,000, and increased income from net gains on sales of securities and loans of $42,000.

      Non-interest Expense. Non-interest expense increased $1.4 million, or 26.9%, to $6.8 million for the six months ended December 31, 2007 compared to the same period for 2006. Salaries and employee benefits expenses increased $544,000, or 16.6%, to $3.8 million for the six months ended December 31, 2007 from the same period in 2006, partially due to an increase in ESOP expenses of $222,000 for the six months ended December 31, 2007 compared to the same period in 2006. Other general and administrative expenses increased $464,000, or 52.7%, to $1.3 million for the six months ended December 31, 2007 from the same period in 2006, mainly due to increased expenses associated with operating as a public company. Advertising expenses increased by $336,000 during the six months ended December 31, 2007, occupancy and equipment expense increased by $67,000 during the six months ended December 31, 2007, and data processing expenses increased by $29,000 during the six months ended December 31, 2007, compared to such expenses for the same period in 2006.

      Income Taxes. Income tax expense increased $601,000, or 305.1%, to $798,000, for the six months ended December 31, 2007, due to a $350,000 tax adjustment to the Company's valuation reserve for the utilization of the charitable contribution deduction carry-forward related to the establishment of the Hampden Bank Charitable Foundation. This adjustment was made to reflect the current assessment of margins and spreads, which are different than when the reserve was originally established. There was also an increase in taxable income of $853,000 for the six months ended December 31, 2007 compared to the same period for 2006. Our combined federal and state effective tax rate was 54.2% for the six months ended December 31, 2007 and 32.2% for the six months ended December 31, 2006. This increase was due to the $350,000 tax adjustment to the Company's valuation reserve.

      Minimum Regulatory Capital Requirements. As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank's category. The Company's capital amounts and ratios as of December 31, 2007 (unaudited) and June 30, 2007 are presented in the table below.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2007:

Total capital (to risk weighted assets):
Consolidated	$106,474	29.2	$29,139	8.0%	N/A	N/A
Bank	70,440	20.0	28,196	8.0	$35,245	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,502	28.4	14,569	4.0	N/A	N/A
Bank	67,468	19.1	14,098	4.0	21,147	6.0

Tier 1 capital (to average assets):
Consolidated	103,502	20.0	20,744	4.0	N/A	N/A
Bank	67,468	13.8	19,510	4.0	24,388	5.0

As of June 30, 2007:

Total capital (to risk weighted assets):
Consolidated	$105,832	30.5	$28,038	8.0%	N/A	N/A
Bank	66,673	20.1	27,582	8.0	$34,478	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,005	29.7	14,019	4.0	N/A	N/A
Bank	63,846	19.3	13,791	4.0	20,687	6.0

Tier 1 capital (to average assets):
Consolidated	103,005	20.2	20,636	4.0	N/A	N/A
Bank	63,846	13.7	19,431	4.0	24,289	5.0

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

      The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2007, cash and due from banks, short-term investments and money market preferred stock totaled $33.0 million or 6.2% of total assets.

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

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of December 31, 2007 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)

As of December 31, 2007
Federal Home Loan Bank of Boston advances	$ 97,054	$26,584	$28,924	$32,511	$9,035
Securities sold under agreements to repurchase	13,524	13,524	-	-	-
Total contractual obligations	$110,578	$40,108	$28,924	$32,511	$9,035

      Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments and other contingencies outstanding as of December 31, 2007:

	December 31, 2007	June 30, 2007
	(Dollars In Thousands)

Commitments to grant loans (1)	$10,686	$28,891
Commercial loan lines-of-credit	17,012	19,312
Unused portions of home equity lines of credit (2)	27,395	28,363
Unused portion of construction loans (3)	9,349	15,777
Unused portion of mortgage loans	345	641
Unused portion of personal lines-of-credit (4)	2,009	2,050
Standby letters of credit (5)	802	580
Total loan commitments	$67,598	$95,614

(1)	Commitments for loans are generally extended to customers for up to 30 days after which they expire.
(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.
(3)

Unused portions of construction loans are available to the borrower for up to twelve to eighteen months for development loans and up to one year for other construction loans. The decrease of $6.4 million is due to several large commercial construction projects being completed.

(4)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(5)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

      There have been no material changes in the Company's market risk during the six months ended December 31, 2007. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 2007 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

Item 4T: Controls and Procedures

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

Item 1A. Risk Factors

      There have been no material changes in the Company's risk factors during the six months ended December 31, 2007. See the discussion and analysis of risk factors provided in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of the Company was held on January 29, 2008 and the following matter was voted upon at the meeting:

1.	The approval of the Hampden Bancorp, Inc. 2008 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN
3,961,859	976,718	40,923

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Bylaws of Hampden Bancorp, Inc.(2)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)

10.2.2	Pledge Agreement(4)

10.2.3	Promissory Note(4)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)

10.6	Form of Hampden Bank Change in Control Agreement(4)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (5)

10.12	2008 Equity Incentive Plan (6)

14.0	Hampden Bancorp, Inc. Code of Conduct (5)

21.0	List of Subsidiaries (5)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on January 19, 2007.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 14, 2007.
(6)	Incorporated by reference to the Company's Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 12, 2008	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: February 12, 2008	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer

