Form 10-Q
period 2008-03-31
Hampden Bancorp, Inc.
filed 2008-05-15
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes [ ] No [X].

As of May 12, 2008, there were 7,949,879 shares of the registrant's common stock outstanding.

PART 1 -- FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	March 31, 2008	June 30, 2007
	(Unaudited)

Cash and due from banks	$5,869	$7,084
Federal funds sold and other short-term investments	28,619	13,441
Cash and cash equivalents	34,488	20,525

Securities available for sale, at fair value	118,612	149,147
Federal Home Loan Bank of Boston stock, at cost	5,233	4,607
Loans held for sale	904	464
Loans, net of allowance for loan losses of $3,076 at March 31, 2008 and $2,810 at June 30, 2007	345,633	329,074
Premises and equipment, net	4,436	4,387
Accrued interest receivable	2,123	2,386
Deferred tax asset	1,955	3,226
Bank-owned life insurance	9,360	8,811
Other assets	1,616	1,310
	$524,360	$523,937

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$304,158	$327,341
Securities sold under agreements to repurchase	15,704	12,937
Short-term borrowings	2,000	1,000
Long-term debt	95,021	75,334
Mortgagors' escrow accounts	740	713
Accrued expenses and other liabilities	2,966	4,594
Total liabilities	420,589	421,919

Commitments and contingencies (Note 5)

Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common Stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued and outstanding at March 31, 2008 and June 30, 2007)	79	79
Additional paid-in-capital	79,754	77,156
Unearned Compensation - ESOP (582,992 shares unallocated at March 31, 2008 and 614,790 shares unallocated at June 30, 2007)	(5,848)	(6,148)
Unearned Compensation - Restricted Stock	(3,070)	-
Retained Earnings	32,405	31,933
Accumulated other comprehensive income/(loss)	451	(1,002)
Total stockholders' equity	103,771	102,018
	$524,360	$523,937

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Interest and dividend income:
Loans, including fees	$5,455	$5,011	$16,677	$15,311
Debt securities	1,440	1,390	4,364	4,110
Dividends	86	122	471	221
Federal funds sold and other short-term investments	175	595	408	794
Total interest and dividend income	7,156	7,118	21,920	20,436

Interest expense:
Deposits	2,401	2,782	7,710	8,319
Borrowings	1,142	899	3,325	3,418
Total interest expense	3,543	3,681	11,035	11,737

Net interest income	3,613	3,437	10,885	8,699
Provision for loan losses	108	37	274	92
Net interest income, after provision for loan losses	3,505	3,400	10,611	8,607

Non-interest income:
Customer service fees	366	228	1,172	704
Gain on sales of securities, net	1	3	59	11
Gain on sales of loans, net	23	14	68	67
Increase in cash surrender value of life insurance	106	77	262	230
Other	65	40	169	124
Total non-interest income	561	362	1,730	1,136

Non-interest expense:
Salaries and employee benefits	2,144	1,936	5,972	5,220
Occupancy and equipment	404	341	1,080	950
Data processing services	193	183	563	525
Advertising	166	197	748	443
Other general and administrative	715	4,246	2,061	5,126
Total non-interest expense	3,622	6,903	10,424	12,264

Income (loss) before income taxes	444	(3,141)	1,917	(2,521)

Income tax expense (benefit)	139	(605)	937	(408)

Net income (loss)	$305	$(2,536)	$980	$(2,113)

Earnings per share
Basic	$0.04	N/A	$0.13	N/A
Diluted	$0.04	N/A	$0.13	N/A

Weighted average shares outstanding
Basic	7,351,698	N/A	7,346,560	N/A
Diluted	7,359,379	N/A	7,349,796	N/A

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
	Common Stock		Additional Paid-in Capital	Unearned Compensation ESOP	Unearned Compensation Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(Unaudited)

Balance at June 30, 2006	-	$ -	$ -	$ -	$ -	$33,627	$(2,353)	$ 31,274

Comprehensive loss:
Net loss	-	-	-	-	-	(2,113)	-	(2,113)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,606	1,606
Total comprehensive loss								(507)

Issuance of common stock for initial public offering, net of offering costs of $2.3 million	7,571,313	75	73,323	-	-	-	-	73,398
Issuance of common stock to Hampden Bank Charitable Foundation	378,566	4	3,782	-	-	-	-	3,786
Shares purchased for ESOP	-	-	-	(6,360)	-	-	-	(6,360)
ESOP shares committed to be allocated (635,990 shares)	-	-	26	106	-	-	-	132
Balance at March 31, 2007	7,949,879	$79	$77,131	$(6,254)	$ -	$31,514	$(747)	$101,723

Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$ -	$31,933	$(1,002)	$102,018

Culmulative effect of change to initially apply FASB Statement No. 156, net of tax effect	-	-	-	-	-	133	-	133
Comprehensive income:
Net income	-	-	-	-	-	980	-	980
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,453	1,453
Total comprehensive income								2,433
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(641)	-	(641)
Establishment of stock incentive plan - restricted stock	-	-	3,237	-	(3,237)	-	-	-
Common stock repurchased for stock incentive plan - restricted stock	-	-	(662)	-	-	-	-	(662)
Stock-based compensation	-	-	-	-	167	-	-	167
ESOP shares committed to be allocated (31,800 shares)	-	-	23	300	-	-	-	323
Balance at March 31, 2008	7,949,879	$79	$79,754	$(5,848)	$(3,070)	$32,405	$ 451	$103,771

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$980	$(2,113)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	274	92
Net (accretion)amortization of securities	(31)	128
Depreciation and amortization	477	431
Gain on sales of securities, net	(59)	(11)
Loans originated for sale	(12,019)	(10,748)
Proceeds from loan sales	11,647	9,178
Gain on sales of loans, net	(68)	(67)
Increase in cash surrender value of bank-owned life insurance	(262)	(230)
Deferred tax provision	419	-
Contribution of common stock to Hampden Bank Charitable Foundation	-	3,786
Stock-based compensation	490	132
Net change in:
Accrued interest receivable	263	(207)
Other assets	(306)	(826)
Accrued expenses and other liabilities	(1,495)	12
Net cash provided (used) by operating activities	310	(443)

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	20,950	5,772
Maturities and calls	38,629	4,000
Principal payments	11,960	12,292
Purchases	(38,609)	(41,092)
(Purchase)Redemption of Federal Home Loan Bank stock	(626)	666
Loan (originations) principal payments received, net	(16,833)	7,807
Premiums paid on bank-owned life insurance	(287)	-
Purchase of premises and equipment	(526)	(280)
Net cash provided (used) by investing activities	14,658	(10,835)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)

Cash flows from financing activities:
Net change in deposits	(23,183)	2,741
Net change in repurchase agreements	2,767	2,185
Net change in short-term borrowings	1,000	2,000
Proceeds from long-term debt	30,687	-
Repayment of long-term debt	(11,000)	(35,490)
Net proceeds from Initial Public Offering	-	73,398
Stock purchased for ESOP	-	(6,360)
Stock purchased for restricted stock awards	(662)	-
Payment of dividends on common stock	(641)	-
Net change in mortgagors' escrow accounts	27	149
Net cash (used) provided by financing activities	(1,005)	38,623

Net change in cash and cash equivalents	13,963	27,345

Cash and cash equivalents at beginning of period	20,525	14,861

Cash and cash equivalents at end of period	$34,488	$42,206

Supplemental cash flow information:
Interest paid on deposits	$7,710	$8,319
Interest paid on borrowings	2,995	3,172
Income taxes paid	122	399

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and consolidation

      The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Hampden Bank ("Hampden Bank") and Hampden LS, Inc. Hampden Bank is a Massachusetts chartered stock savings bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company's common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2008 is not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company's most recent Annual Report on Form 10-K filed by the Company on September 14, 2007.

2. Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted this Interpretation on July 1, 2007, and it did not have a material impact on the Company's consolidated financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its federal and state income taxes. The Company has no penalties or interest recorded for the three and nine months ended March 31, 2008.

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

      In June 2007, the FASB ratified the consensus reached in EITF 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11")." EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified unvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified unvested equity awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its consolidated financial statements.

3. Earnings Per Share

      Basic earnings per share ("Basic EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.

      The Company converted to a stock company on January 16, 2007, therefore earnings per share would not be meaningful for the three month or nine month periods ending March 31, 2007. Earnings per share for the three month and nine month periods ended March 31, 2008 have been computed as follows:

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008
	(Dollars In Thousands, except per share data)

Net income applicable to common shareholders	$305	$980

Average number of shares outstanding	7,949,879	7,949,879
Less: average unallocated ESOP shares	(589,942)	(600,593)
Less: unvested restricted stock awards	(8,239)	(2,726)
Average number of basic shares outstanding	7,351,698	7,346,560

Plus: dilutive unvested restricted stock awards	7,681	3,236
Average number of diluted shares outstanding	7,359,379	7,349,796

Basic earnings per share	$0.04	$0.13
Diluted earnings per share	$0.04	$0.13

4. Dividends

      On January 30, 2008, the Company declared a cash dividend of $0.03 per common share which was paid on February 26, 2008 to stockholders of record as of the close of business on February 12, 2008. On April 30, 2008, the Company declared a cash dividend of $0.03 per common share that will be paid on May 29, 2008 to stockholders of record as of May 14, 2008.

5. Loan Commitments and other Contingencies

      Outstanding loan commitments and other contingencies totaled $75.1 million at March 31, 2008, compared to $95.6 million as of June 30, 2007. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

6. Loan Servicing

      In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a service contract. However, the Statement permits the Company to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets. The Company adopted the fair value measurement method under SFAS No. 156 effective July 1, 2007. Previous to that date, servicing assets were amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

The changes in servicing assets measured using fair value is as follows:

March 31, 2008
(In Thousands)

Fair value at the beginning of period, July 1, 2007	$352
Capitalized servicing assets	56
Changes in fair value	21
Fair value at end of period, March 31, 2008	$429

The changes in servicing assets measured using the amortization method is as follows:

March 31, 2007
(In Thousands)

Carrying amount at the beginning of period, July 1, 2006	$116
Capitalized servicing assets	45
Amortization	(17)
Carrying amount at end of period, March 31, 2007	$144

      The fair value at March 31, 2008 was determined by evaluating the excess servicing that would be paid by an external third party if the loans were sold and servicing was retained by the Company. This factor is used to determine the fair value of the Company's excess servicing rights.

      The unpaid principal balance of mortgage serviced for others were $30.9 million and $25.3 million at March 31, 2008 and June 30, 2007, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.

7. Equity Incentive Plan

Stock Awards

      Under the Company's 2008 Equity Incentive Plan, approved by the Company's stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock awards to its directors, employees, and consultants for up to 317,996 shares of common stock. Granted stock awards vest at 20% per year, except that the Company's awards to its chief executive officer vest at 25% per year. The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation cost related to restricted stock awards of $167,000 for the three months ended March 31, 2008. No stock awards were granted prior to January 29, 2008. As of March 31, 2008, there was $3.1 million of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 4.75 years.

A summary of the status of the Company's stock awards is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Balance at July 1, 2007	-	$ -
Granted	317,996	10.18
Vested	-	-
Cancelled	-	-
Forfeited	-	-
Balance at March 31, 2008	317,996	$10.18

Stock Options

      Under the Company's 2008 Equity Incentive Plan, approved by the Company's stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company's stock on the date of grant and the maximum term of each option is 10 years. The vesting period is five years from date of grant, with vesting at 20% per year, except that the Company's options granted to its chief executive officer vest over four years from date of grant at 25% per year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

      This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at March 31, 2008 and June 30, 2007 and our consolidated results of operations for the three months and nine months ended March 31, 2008 and March 31, 2007 and should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition (unaudited) At March 31, 2008 and June 30, 2007

Overview

      Total Assets. Total assets increased by $423,000, or 0.1%, from $523.9 million at June 30, 2007 to $524.4 million at March 31, 2008. Net loans, including loans held for sale, increased $17.0 million, or 5.2%, to $346.5 million at March 31, 2008. Also, federal funds sold and other short-term investments increased by $15.2 million, or 112.9%, to $28.6 million at March 31, 2008. A partial offset to these increases was a decrease in securities available for sale of $30.5 million, or 20.5%, to $118.6 million at March 31, 2008. Each of these changes is discussed below.

      Investment Activities. Cash and cash equivalents increased by $14.0 million, or 68.0%, from $20.5 million at June 30, 2007 to $34.5 million at March 31, 2008. Securities available for sale decreased $30.5 million, or 20.5%, to $118.6 million at March 31, 2008. An increase in mortgage-backed securities was more than offset by declines in obligations issued by government-sponsored enterprises, corporate bonds, common stock and money market preferred stock. The Company had $20.0 million of government-sponsored enterprise obligations mature during the nine months ended March 31, 2008 in order to offset any liquidity issues associated with the large block of maturing five year certificates of deposits during this period. At March 31, 2008, the Company's available-for-sale portfolio amounted to $118.6 million, or 22.6% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company's investment securities.

	At March 31,		At June 30,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)

Securities available for sale:
Government-Sponsored Enterprises	$ 32,959	$ 33,638	$ 56,677	$ 56,483
Corporate bonds and other obligations	-	-	1,689	1,684
Mortgage-backed securities	83,029	83,303	69,786	68,328
Total debt securities	115,988	116,941	128,152	126,495

Marketable equity securities:
Common stock	1,938	1,671	1,814	1,852
Money market preferred stock	-	-	20,800	20,800
Total marketable equity securities	1,938	1,671	22,614	22,652
Total securities available for sale	117,926	118,612	150,766	149,147
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	4,607	4,607
Total securities	$123,159	$123,845	$155,373	$153,754

      Net Loans. Total net loans, excluding loans held for sale, at March 31, 2008 were $345.6 million, an increase of $17.0 million, or 5.0%, from $329.1 million at June 30, 2007. The following table sets forth the composition of the Company's loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31,		June 30,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)

Mortgage loans on real estate:
Residential	$115,891	33.45%	$116,178	35.21%
Commercial	108,972	31.45	90,538	27.45
Home equity	57,264	16.53	59,899	18.15
Construction	15,148	4.37	21,251	6.44
Total mortgage loans on real estate	297,275	85.80	287,866	87.25

Other loans:
Commercial	29,579	8.54	25,472	7.71
Consumer	18,231	5.26	15,201	4.61
Industrial revenue bonds	1,392	0.40	1,443	0.43
Total other loans	49,202	14.20	42,116	12.75
Total loans	346,477	100.00%	329,982	100.00%
Other items:
Net deferred loan costs	2,232		1,902
Allowance for loan losses	(3,076)		(2,810)

Total loans, net	$345,633		$329,074

      Commercial real estate loans increased $18.4 million, or 20.4%, to $109.0 million, and Commercial loans increased $4.1 million, or 16.1%, to $29.6 million. Consumer loans also increased by $3.0 million, or 19.9%, to 18.2 million. These increases were partially offset by a decrease in Residential mortgage loans of $287,000, or 0.3% from $116.2 million at June 30, 2007 to $115.9 million at March 31, 2008, and a decrease in home equity loans of $2.6 million, or 4.4%, to $57.3 million at March 31, 2008. There was a decrease in Construction loans of $6.1 million, or 28.7%, to $15.1 million, which was due to the completion of several large commercial construction projects and the end mortgages retained by Hampden Bank and reclassified as commercial real estate loans.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2008	2007
	(Dollars in Thousands)

Non-accrual loans:
Residential mortgage	$ 116	$ 217
Commercial mortgage	682	235
Commercial	2,681	3,083
Home equity, consumer and other	128	26
Total non-accrual loans	3,607	3,561

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	3,607	3,561
Other Real Estate Owned	-	-
Total non-performing assets	$3,607	$3,561

Ratios:
Non-performing loans to total loans	1.04%	1.08%
Non-performing assets to total assets	0.69%	0.68%

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

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2008, impaired loans totaled $3.4 million with an established valuation allowance of $1.0 million.

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

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)

Balance at beginning of period	$2,972	$2,782	$2,810	$3,695
Charge-offs:
Mortgage loans on real estate	-	-	(28)	-
Other loans:
Commercial business	-	(25)	-	(988)
Consumer and other	(4)	(12)	(10)	(30)
Total other loans	(4)	(37)	(10)	(1,018)
Total charge-offs	(4)	(37)	(38)	(1,018)
Recoveries:
Mortgage loans on real estate	-	-	26	-
Other loans:
Commercial business	-	1	2	10
Consumer and other	-	4	2	8
Total other loans	-	5	4	18
Total recoveries	-	5	30	18
Net charge-offs	(4)	(32)	(8)	(1,000)
Provision for loan losses	108	37	274	92
Balance at end of period	$3,076	$2,787	$3,076	$2,787

Ratios:
Net charge-offs to average loans outstanding	(0.00)%	(0.01)%	(0.00)%	(0.32)%
Allowance for loan losses to non-performing loans at end of period	85.28%	75.43%	85.28%	75.43%
Allowance for loan losses to total loans at end of period	0.89%	0.90%	0.89%	0.90%

Deposits and Borrowed Funds. The following table sets forth the Company's deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2008		2007
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)

Deposit type:
Demand deposits	$ 35,395	11.64%	$ 37,063	11.32%
Savings deposits	69,681	22.91	66,896	20.44
Money market	17,231	5.66	22,546	6.89
NOW accounts	18,466	6.07	19,230	5.87
Total transaction accounts	140,773	46.28	145,735	44.52
Certificates of deposit	163,385	53.72	181,606	55.48

Total deposits	$304,158	100.00%	$327,341	100.00%

      Deposits decreased $23.1 million, or 7.1%, to $304.2 million at March 31, 2008 from $327.3 million at June 30, 2007. This decrease was primarily due to the maturity of $50.6 million of certificates of deposit starting August 1, 2007 and ending on September 30, 2007. Of the $50.6 million of certificates of deposit that matured, the Company retained $30.0 million of them. These matured certificates of deposit were five year certificates of deposit that the Company offered as a special promotion from August 15, 2002 to September 30, 2002. In anticipation of this cash out-flow, the Company had $20.0 million of government-sponsored enterprise obligations maturing during this time. Also, the Company chose to allow municipal deposits worth approximately $14.1 million to mature in the third quarter, and replaced them with reasonably priced Federal Home Loan Bank borrowings.

      Borrowings include advances from the Federal Home Loan Bank of Boston (FHLB) as well as securities sold under agreements to repurchase, and have increased $23.4 million, or 26.2%, to $112.7 million at March 31, 2008 from $89.3 million at June 30, 2007. Advances from the FHLB accounted for $20.7 million of the increase and repurchase agreements accounted for $2.7 million.

      Stockholders' Equity. Stockholders' equity increased by $1.8 million, or 1.8%, to $103.8 million at March 31, 2008 compared to $102.0 at June 30, 2007. This increase is partially the result of the Company's net unrealized gain net of deferred taxes on securities available for sale increasing to a net unrealized gain of $451,000 at March 31, 2008. Net income increased retained earnings by $980,000. Our ratio of capital to total assets increased slightly to 19.8% as of March 31, 2008, from 19.5% as of June 30, 2007.

Comparison of Operating Results (unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007

      Net Income. Net Income for the three months ended March 31, 2008 was $305,000, an increase of $2.8 million, or 112.0%, from a net loss of $2.5 million for the same period in 2007. The net loss for the three months ended March 31, 2007 was attributable to the Company making a charitable contribution of $3.8 million to the Hampden Bank Charitable Foundation. For the three month period ended March 31, 2008, net interest income after provision for loan losses increased by $105,000, and non-interest income increased by $199,000 compared to the three month period ended March 31, 2007. These increases were offset by an increase of $505,000 in non-interest expense for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 without the contribution to the foundation. All of these changes are discussed below.

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

	Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (2)	$344,915	$5,455	6.33%	$311,715	$5,011	6.43%
Investment securities	129,202	1,526	4.72%	127,003	1,512	4.76%
Federal Funds Sold	21,828	175	3.21%	45,703	595	5.21%
Total interest earning assets	495,945	7,156	5.77%	484,421	7,118	5.88%
Non-interest earning assets	30,978			31,443
Total assets	$526,923			$515,864

Interest-bearing liabilities:
Savings deposits	$ 67,387	340	2.02%	$ 61,531	408	2.65%
Money market	18,214	87	1.91%	26,939	195	2.90%
NOW and other checking accounts	48,213	36	0.30%	53,781	81	0.60%
Certificates of deposit	172,244	1,938	4.50%	180,336	2,098	4.65%
Total deposits	306,058	2,401	3.14%	322,587	2,782	3.45%
Borrowed funds	109,934	1,142	4.16%	84,454	899	4.26%
Total interest-bearing liabilities	415,992	3,543	3.41%	407,041	3,681	3.62%
Non-interest bearing liabilities	6,385			48,275
Total liabilities	422,377			455,316
Equity	104,546			60,548
Total Liabilities and equity	$526,923			$515,864

Net interest income		$3,613			$3,437
Net interest rate spread (3)			2.36%			2.26%
Net interest-earning assets (4)	$ 79,953			$ 77,380

Net interest margin (5)			2.91%			2.84%

Average interest-earning assets to
interest-bearing liabilities			119.22%			119.01%

(1)	Yields and rates for the three months ended March 31, 2008 and 2007 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)

Interest income:
Loans, net (1)	$ 526	$ (82)	$ 444
Investment securities	26	(12)	14
Federal funds sold	(242)	(178)	(420)
Total interest income	310	(272)	38

Interest expense:
Savings deposits	36	(104)	(68)
Money market	(53)	(55)	(108)
NOW and other checking accounts	(8)	(37)	(45)
Certificates of deposits	(92)	(68)	(160)
Total deposits	(117)	(264)	(381)
Borrowed funds	265	(22)	243
Total interest expense	148	(286)	(138)
Change in net interest income	$ 162	$ 14	$ 176

(1)	Includes loans held for sale.

      Net interest income. Net interest income for the three months ended March 31, 2008 was $3.6 million, an increase of $176,000, or 5.1%, over the same period of 2007, partially due to an increase in average interest earning assets of $11.5 million for the three months ended March 31, 2008 over the same period in 2007.

      Interest income. Interest income for the three months ended March 31, 2008 increased $38,000, or 0.5%, to $7.2 million over the same period of 2007. This increase was primarily due to an increase in average interest earning assets of $11.5 million, or 2.4%, for the three months ended March 31, 2008. For the three months ended March 31, 2008, average outstanding net loans increased $33.2 million, or 10.7%, from the average for the three month period ended March 31, 2007, primarily as a result of the growth in commercial loan portfolios. The average balance of investment securities for the three months ended March 31, 2008 increased $2.2 million, or 1.7%, from the three month period ended March 31, 2007. The average yield on interest earning assets decreased 11 basis points to 5.77% for the three months ended March 31, 2008, compared to 5.88% for the same period in 2007.

      Interest Expense. Interest expense decreased $138,000, or 3.8%, to $3.5 million for the three months ended March 31, 2008. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 3.41% for the three months ended March 31, 2008, a decrease of 21 basis points from a cost of funds of 3.62% for the same period in 2007.

      Provision for Loan Losses. The Company's provision for loan loss expense was $108,000 for the three months ended March 31, 2008 compared to $37,000 for the three months ended March 31, 2007. The Company's total allowance for loan losses increased by $289,000, to $3.1 million, or 0.89% of total loans for the three months ended March 31, 2008 compared to $2.8 million, or 0.90% of total loans for the three months ended March 31, 2007.

      Non-interest Income. Total non-interest income totaled $561,000 for the three months ended March 31, 2008, an increase of $199,000 from the same period a year ago. This increase is mainly due to increased income from customer service fees of $138,000, an increase in cash surrender value of life insurance of $29,000, and increased income from other income of $25,000.

      Non-interest Expense. Non-interest expense decreased $3.3 million, or 47.5%, to $3.6 million for the three months ended March 31, 2008 compared to the same period for 2007. Non-interest expense would have been $3.1 million for the three months ended March 31, 2007 without the contribution to the foundation. For the three months ended March 31, 2008, non-interest expense increased $505,000 compared to the three months ended March 31, 2007 without the contribution to the foundation. Other general and administrative expenses increased $255,000, or 55.4%, to $715,000 for the three months ended March 31, 2008 from the same period in 2007 without the contribution to the foundation, mainly due to increased expenses associated with operating as a public company. Salaries and employee benefits expenses increased $208,000, or 10.7%, to $2.1 million for the three months ended March 31, 2008 from the same period in 2007, mainly due to expenses associated with the 2008 Equity Incentive Plan of $167,000 for the three months ended March 31, 2008. Occupancy and equipment expenses increased by $63,000 during the three months ended March 31, 2008, and data processing expenses increased slightly by $10,000 during the three months ended March 31, 2008, compared to such expenses for the same period in 2007.

      Income Taxes. Income tax expense increased $744,000, or 123.0%, to $139,000, for the three months ended March 31, 2008. This increase was mainly due to a tax benefit of approximately $827,000 for the contribution to the Hampden Bank Charitable Foundation for the three months ended March 31, 2007. Our combined federal and state effective tax rate was 31.3% for the three months ended March 31, 2008 and 19.3% for the three months ended March 31, 2007. This increase was also mainly due to the contribution to the foundation.

Comparison of Operating Results (unaudited) for the Nine Months Ended March 31, 2008 and March 31, 2007

      Net Income. Net Income for the nine months ended March 31, 2008 was $980,000, an increase of $3.1 million, or 146.4%, from a net loss of $2.1 million for the same period in 2007. The reason for this increase from the same period a year ago was the funding of the Hampden Bank Charitable Foundation. There was an increase in net interest income, after provision for loan losses, for the nine months ended March 31, 2008 of $2.0 million, or 23.3%, to $10.6 million from $8.6 million for the same period in 2007, which was due to an increase in interest earning assets and a decrease in interest bearing liabilities. All of these changes are discussed below.

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

	Nine Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in Thousands)

Interest-earning assets:
Loans, net (2)	$341,616	$16,677	6.51%	$315,020	$15,311	6.48%
Investment securities	135,604	4,835	4.75%	125,174	4,331	4.61%
Federal Funds Sold	13,340	408	4.08%	20,030	794	5.29%
Total interest earning assets	490,560	21,920	5.96%	460,224	20,436	5.92%
Non-interest earning assets	30,542			33,173
Total assets	$521,102			$493,397

Interest-bearing liabilities:
Savings deposits	$ 67,961	1,276	2.50%	$ 57,712	1,127	2.60%
Money market	20,852	367	2.35%	27,314	553	2.70%
NOW and other checking accounts	48,697	115	0.31%	52,650	205	0.52%
Certificates of deposit	170,291	5,952	4.66%	186,865	6,434	4.59%
Total deposits	307,801	7,710	3.34%	324,541	8,319	3.42%
Borrowed funds	103,167	3,325	4.30%	102,770	3,418	4.43%
Total interest-bearing liabilities	410,968	11,035	3.58%	427,311	11,737	3.66%
Non-interest bearing liabilities	6,430			24,114
Total liabilities	417,398			451,425
Equity	103,704			41,972
Total Liabilities and equity	$521,102			$493,397

Net interest income		$10,885			$ 8,699
Net interest rate spread (3)			2.38%			2.26%
Net interest-earning assets (4)	$ 79,592			$ 32,913

Net interest margin (5)			2.96%			2.52%
Average interest-earning assets to
interest-bearing liabilities			119.37%			107.70%

(1)	Yields and rates for the nine months ended March 31, 2008 and 2007 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)

Interest income:
Loans, net (1)	$1,298	$ 68	$1,366
Investment securities	369	135	504
Federal funds sold	(229)	(157)	(386)
Total interest income	1,438	46	1,484

Interest expense:
Savings deposits	194	(45)	149
Money market	(120)	(66)	(186)
NOW and other checking accounts	(14)	(76)	(90)
Certificates of deposits	(578)	96	(482)
Total deposits	(518)	(91)	(609)
Borrowed funds	13	(106)	(93)
Total interest expense	(505)	(197)	(702)
Change in net interest income	$1,943	$243	$2,186

(1)	Includes loans held for sale.

      Net interest income. Net interest income for the nine months ended March 31, 2008 was $10.9 million, an increase of $2.2 million, or 25.1%, over the same period of 2007, partially due to a decrease in the average balance of interest-bearing liabilities of $16.3 million for the nine months ended March 31, 2008 over the same period in 2007, and an increase in average interest earning assets of $30.3 million for the nine months ended March 31, 2008 over the same period in 2007.

      Interest income. Interest income for the nine months ended March 31, 2008 increased $1.5 million, or 7.3%, to $21.9 million over the same period of 2007. This increase was primarily due to an increase in average interest earning assets of $30.3 million, or 6.6%, for the nine months ended March 31, 2008. For the nine months ended March 31, 2008, average outstanding net loans increased $26.6 million, or 8.4%, from the average for the nine month period ended March 31, 2007, primarily as a result of the growth in commercial loan portfolios. The average balance of investment securities for the nine months ended March 31, 2008 increased $10.4 million, or 8.3%, from the nine month period ended March 31, 2007. The average yield on interest earning assets increased 4 basis points to 5.96% for the nine months ended March 31, 2008, compared to 5.92% for the same period in 2007.

      Interest Expense. Interest expense decreased $702,000, or 6.0%, to $11.0 million for the nine months ended March 31, 2008. This decrease was primarily due to a decrease in average interest bearing liabilities of $16.3 million, or 3.8%, at March 31, 2008. The average cost of funds decreased to 3.58% for the nine months ended March 31, 2008, a decrease of 8 basis points from a cost of funds of 3.66% for the same period in 2007.

      Provision for Loan Losses. The Company's provision for loan loss expense was $274,000 for the nine months ended March 31, 2008 compared to $92,000 for the nine months ended March 31, 2007. The Company's total allowance for loan losses increased by $289,000, to $3.1 million, or 0.89% of total loans for the nine months ended March 31, 2008 compared to $2.8 million, or 0.90% of total loans for the nine months ended March 31, 2007.

      Non-interest Income. Total non-interest income totaled $1.7 million for the nine months ended March 31, 2008, an increase of $594,000 from the same period a year ago. This increase is the result of increased income from customer service fees of $468,000, increased income from net gains on sales of securities and loans of $48,000, an increase in cash surrender value of life insurance of $32,000, and increased income from other income of $45,000.

      Non-interest Expense. Non-interest expense decreased $1.8 million, or 15.0%, to $10.4 million for the nine months ended March 31, 2008 compared to the same period for 2007. Non-interest expense would have been $8.5 million for the nine months ended March 31, 2007 without the contribution to the foundation. For the nine months ended March 31, 2008, non-interest expense increased $1.9 million compared to the nine months ended March 31, 2007 without the contribution to the foundation. Salaries and employee benefits expenses increased $752,000, or 14.4%, to $6.0 million for the nine months ended March 31, 2008 from the same period in 2007, partially due to an increase in ESOP expenses of $191,000, and expenses associated with the 2008 Equity Incentive Plan of $167,000 for the nine months ended March 31, 2008 compared to the same period in 2007. Other general and administrative expenses increased $721,000, or 53.8%, to $2.1 million for the nine months ended March 31, 2008 from the same period in 2007 without the contribution to the foundation, mainly due to increased expenses associated with operating as a public company. Advertising expenses increased by $305,000 during the nine months ended March 31, 2008, occupancy and equipment expense increased by $130,000 during the nine months ended March 31, 2008, and data processing expenses increased by $38,000 during the nine months ended March 31, 2008, compared to such expenses for the same period in 2007.

      Income Taxes. Income tax expense increased $1.3 million, or 329.7%, to $937,000, for the nine months ended March 31, 2008. This increase was mainly due to a tax benefit of approximately $827,000 for the contribution to the Hampden Bank Charitable Foundation for the nine months ended March 31, 2007. There was a $350,000 adjustment made in the nine months ended March 31, 2008 to the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation. This adjustment was made to reflect the current assessment of margins and spreads, which are different than when the reserve was originally established. Our combined federal and state effective tax rate was 48.9% for the nine months ended March 31, 2008 and 16.2% for the nine months ended March 31, 2007. This increase was due to the $827,000 tax benefit received for the contribution to the foundation for the nine months ended March 31, 2007 and the $350,000 adjustment to the Company's valuation reserve for the nine months ended March 31, 2008.

      Minimum Regulatory Capital Requirements. As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank's category. The Company's capital amounts and ratios as of March 31, 2008 (unaudited) and June 30, 2007 are presented in the table below.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2008:

Total capital (to risk weighted assets):
Consolidated	$105,810	30.4	$27,878	8.0%	N/A	N/A
Bank	70,874	20.7	27,406	8.0	$34,258	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	102,734	29.5	13,939	4.0	N/A	N/A
Bank	67,797	19.8	13,703	4.0	20,555	6.0

Tier 1 capital (to average assets):
Consolidated	102,734	19.5	21,085	4.0	N/A	N/A
Bank	67,797	13.7	19,849	4.0	24,811	5.0

As of June 30, 2007:

Total capital (to risk weighted assets):
Consolidated	$105,832	30.5	$28,038	8.0%	N/A	N/A
Bank	66,673	20.1	27,582	8.0	$34,478	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,005	29.7	14,019	4.0	N/A	N/A
Bank	63,846	19.3	13,791	4.0	20,687	6.0

Tier 1 capital (to average assets):
Consolidated	103,005	20.2	20,636	4.0	N/A	N/A
Bank	63,846	13.7	19,431	4.0	24,289	5.0

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

      The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2008, cash and due from banks, and short-term investments totaled $34.5 million or 6.6% of total assets.

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

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2008 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)

As of March 31, 2008
Federal Home Loan Bank of Boston advances	$ 97,021	$24,818	$31,619	$31,561	$9,023
Securities sold under agreements to repurchase	15,704	15,704	-	-	-
Total contractual obligations	$112,725	$40,522	$31,619	$31,561	$9,023

      Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments and other contingencies outstanding as of March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
	(Dollars In Thousands)

Commitments to grant loans (1)	$20,568	$28,891
Commercial loan lines-of-credit	17,391	19,312
Unused portions of home equity lines of credit (2)	27,294	28,363
Unused portion of construction loans (3)	6,678	15,777
Unused portion of mortgage loans	334	641
Unused portion of personal lines-of-credit (4)	2,047	2,050
Standby letters of credit (5)	765	580
Total loan commitments	$75,077	$95,614

(1)	Commitments for loans are generally extended to customers for up to 30 days after which they expire.
(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.
(3)

Unused portions of construction loans are available to the borrower for up to twelve to eighteen months for development loans and up to one year for other construction loans. The decrease of $9.1 million is due to several large commercial construction projects being completed.

(4)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(5)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

      There have been no material changes in the Company's market risk during the nine months ended March 31, 2008. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 2007 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

Item 4T: Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

      There have been no material changes in the Company's risk factors during the nine months ended March 31, 2008. See the discussion and analysis of risk factors provided in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities -- Not applicable

(b) Use of Proceeds -- Not applicable

(c)

Repurchase of Our Equity Securities -- On January 30, 2008 the Company announced that its Board of Directors authorized the establishment and funding of a trust to repurchase up to 317,996, or 4%, of the outstanding Company common stock in open market purchases. Purchases shall be made from time to time at the discretion of the independent trustee of the trust. The trust purchased 62,614 shares in the quarter ended March 31, 2008 to fund awards of restricted stock under the Company's 2008 Equity Plan as approved by the stockholders at a Special Meeting on January 29, 2008, as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	-	$ -	-	317,996
February 1, 2008 - February 29, 2008	2,974	$10.44	2,974	315,022
March 1, 2008 - March 31, 2008	59,640	$10.59	59,640	255,382
	62,614	$10.58	62,614

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Bylaws of Hampden Bancorp, Inc.(2)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)

10.2.2	Pledge Agreement(4)

10.2.3	Promissory Note(4)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)

10.6	Form of Hampden Bank Change in Control Agreement(4)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (5)

10.12	2008 Equity Incentive Plan (6)

10.13	Form of Restricted Stock Agreement

10.14	Form of Stock Option Grant Notice and Stock Option Agreement

14.0	Hampden Bancorp, Inc. Code of Conduct (5)

21.0	List of Subsidiaries (5)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on January 19, 2007.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 14, 2007.
(6)	Incorporated by reference to the Company's Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: May 15, 2008	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: May 15, 2008	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer

