Form 10-K
period 2008-06-30
Hampden Bancorp, Inc.
filed 2008-09-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-137359

HAMPDEN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5714154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
19 HARRISON AVE. SPRINGFIELD, MASSACHUSETTS	01102 (Zip Code)
(Address of principal executive offices)

(413) 736-1812
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	The NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☑.

Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.  Yes      No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act of during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Se. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
    Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes      No ☑.

Based upon the closing price of the registrant’s common stock as of December 31, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $67,431,011.

The number of shares of Common Stock outstanding as of September 5, 2008 was 7,941,796.

Documents Incorporated By Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2008.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

Part I

Item 1.	Business

General

Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC’s conversion from a mutual bank holding company to a stock bank holding company. Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.4 million. The information set forth in this Annual Report on Form 10-K for Hampden Bancorp, Inc. and it’s subsidiaries (the “Company”), Hampden Bank, and Hampden LS, Inc., including the consolidated financial statements and related financial data, relates primarily to Hampden Bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering.  Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation. During any period prior to January 16, 2007, the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to January 16, 2007 presented in this Annual Report on Form  10-K is that of Hampden Bancorp, MHC and its subsidiary.

Hampden Bank, the longest standing bank headquartered in Springfield, Massachusetts, is a full-service, community-oriented financial institution offering products and services to individuals, families, and businesses through eight offices located in Hampden County in Massachusetts. Hampden Bank was originally organized as a Massachusetts state-chartered mutual savings bank dating back to 1852. Hampden Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as by the Depositors Insurance Fund, (“DIF”). Hampden Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Hampden Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Hampden Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Hampden Bank also provides access to insurance and investment products through its Financial Services Division, Hampden Financial.

Available Information

The Company’s website is https://www.hampdenbank.com. The Company makes available free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website.

Market Area

    Hampden Bank offers financial products and services designed to meet the financial needs of our customers. Our primary deposit-gathering area is concentrated in the Massachusetts cities and towns of Springfield, West Springfield, Longmeadow, Agawam and Wilbraham. We offer Remote Deposit Capture to our customers, which allows us to expand our deposit gathering outside of our normal deposit area. Our lending area is broader than our deposit-gathering area and includes Hampden, Hampshire, Franklin, and Berkshire counties of Massachusetts as well as portions of northern Connecticut.

Hampden Bank is headquartered in Springfield, Massachusetts. All of Hampden Bank's offices are located in Hampden County. Springfield is the third largest city in Massachusetts, located in south western Massachusetts, 90 miles west of Boston and 30 miles north of Hartford, Connecticut, connected by major interstate highways. A diversified mix of industry groups operate within Hampden County, including manufacturing, health care, higher education, wholesale/retail trade and service. The major employers in the area include MassMutual Financial Group, Top-Flite Golf Company, Dow Jones & Co., Baystate Health System, several area universities and colleges, and Big Y Supermarkets. The county in which Hampden Bank currently operates includes a mixture of suburban, rural, and urban markets. Hampden Bank's market area is projected to experience modest population and household growth through 2010. Based on census data, Hampden County is expected to grow in population from 462,529 in 2005 to 471,661 in 2010. This is a projected increase of 1.97%. The strongest growth is projected in the 55+ age group and $50,000+ household categories. From 2005 through 2010, the median household income is projected to increase by 19.2% from $47,505 to $56,636.

Competition

The Company faces intense competition in attracting deposits and loans. The Company’s most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Company also faces competition for depositors' funds from money market funds, mutual funds and other corporate and government securities. Banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Banknorth, Inc. also operate in the Company’s market area. These institutions are significantly larger than the Company, and, therefore, have significantly greater resources.

The Company’s competition for loans comes primarily from financial institutions in our market areas, and from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from a number of non-depository financial service companies entering the mortgage market. These include insurance companies, securities companies and specialty finance companies. Competition for loans is expected to increase as a result of recent competitors’ capital raising activities in 2007 and 2008 in the Company’s market area.

    The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s future growth.

Lending Activities

General. The Company's gross loan portfolio consisted of an aggregate of $361.1 million at June 30, 2008, representing 66.4% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $118.6 million in fiscal 2008 and $95.7 million in fiscal 2007. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $9.1 million during fiscal 2008 and $8.6 million in fiscal 2007, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $7.2 million during fiscal 2008 and $3.7 million during fiscal 2007.

    The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$121,864	33.75%	$116,178	35.21%	$111,849	34.88%	$91,542	33.57%	$86,531	34.38%
Commercial	117,636	32.59	90,538	27.45	91,226	28.45	88,766	32.54	90,551	35.98
Home Equity	57,790	16.01	59,899	18.15	64,132	20.00	53,711	19.70	50,080	19.90
Construction	11,308	3.13	21,251	6.44	22,314	6.95	11,996	4.40	4,850	1.93
Total mortgage loans on real estate	308,598	85.48	287,866	87.25	289,521	90.28	246,015	90.21	232,012	92.19

Other loans:
Commercial	32,509	9.00	25,472	7.71	22,609	7.05	21,485	7.88	14,989	5.96
Consumer and other	19,967	5.52	16,644	5.04	8,574	2.67	5,202	1.91	4,674	1.85
Total other loans	52,476	14.52	42,116	12.75	31,183	9.72	26,687	9.79	19,663	7.81
Total loans	361,074	100.00%	329,982	100.00%	320,704	100.00%	272,702	100.00%	251,675	100.00%
Other items:
Net deferred loan costs (fees)	2,257		1,902		872		211		(94)
Allowance for loan losses	(3,453)		(2,810)		(3,695)		(3,644)		(3,471)
Total loans, net	$359,878		$329,074		$317,881		$269,269		$248,110

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. The majority of these loans have maturities up to 30 years and maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2008, the Company originated 44 loans with a loan-to-value ratio of 95% or greater, of which 95% were sold. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans that have maturities greater than 15 years. As of June 30, 2008, the residential real estate mortgage loan portfolio totaled $121.9 million, or 33.8% of the total gross loan portfolio on that date, and had an average yield of 5.7%. Of the residential mortgage loans outstanding on that date, $96.6 million were adjustable-rate loans with an average yield of 5.6% and $25.3 million were fixed-rate mortgage loans with an average yield of 6.0%. Residential mortgage loan originations totaled $38.0 million and $23.8 million for fiscal 2008 and 2007, respectively.

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

At June 30, 2008, fixed rate monthly payment loans held in the Company’s portfolio totaled $25.3 million, or 20.7% of total residential real estate mortgage loans at that date. The total of loans serviced for others as of June 30, 2008 is $31.9 million.

The adjustable-rate mortgage loans (“ARM Loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2008, ARM Loans totaled $96.6 million or 79.3% of total residential loans outstanding at that date. The Company originates ARMs with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM loan with a loan-to-value ratio greater than 90% requires Private Mortgage Insurance. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Interest rate /adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM Loans help to reduce the Company’s exposure to changes in interest rates. However, ARM Loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default.

Commercial Real Estate Loans.  The Company originated $19.4 million and $12.3 million of commercial real estate loans in 2008 and 2007, respectively, and had $117.6 million of commercial real estate loans, with an average yield of 6.6%, in its portfolio as of June 30, 2008. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

The Company originates commercial real estate loans for terms of up to 10 years. Interest rates on commercial real estate loans adjust over periods of three, five, or seven years based primarily on Federal Home Loan Bank rates. In general, rates on commercial real estate loans are priced at a spread over Federal Home Loan Bank advance rates.  Commercial real estate loans are generally secured by commercial properties such as, industrial properties, hotels, small office buildings, retail facilities, warehouses multi-family income properties and owner-occupied properties used for business. Generally, commercial real estate loans are approved with a maximum 80% loan to appraised value ratio.

In its evaluation of a commercial real estate loan application, the Company considers the net operating income of the property, the borrower’s expertise, credit history, and the profitability and value of the underlying property. For loans secured by rental properties, the Company will also consider the terms of the leases and the quality of the tenant. The Company generally requires that the properties securing these loans have minimum debt service coverage sufficient to support the loan. The Company generally requires the borrowers seeking commercial real estate loans to personally guarantee those loans.

Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $15.4 million and $11.8 million of home equity lines-of-credit and loans during 2008 and 2007, respectively, and at June 30, 2008 had $57.8 million of home equity lines-of-credit and loans outstanding, representing 16.0% of the loan portfolio, with an average yield of 5.6% at that date.

Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. Under our current underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $27.9 million at June 30, 2008.

Construction Loans.  The Company offers residential and commercial construction loans. The majority of non-residential construction loans are written to become permanent financing. The Company originated $22.3 million and $24.5 million of construction loans during fiscal 2008 and fiscal 2007, respectively, and at June 30, 2008 had $11.3 million of construction loans outstanding, representing 3.1% of the loan portfolio.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $15.0 million and $12.4 million in commercial loans during fiscal 2008 and fiscal 2007, respectively, and as of June 30, 2008 had $32.5 million in commercial loans in its portfolio, representing 9.0% of such portfolio, with an average yield of 5.5%. The Company intends to grow this segment of its lending business in the future.

The Company’s commercial loans are generally collateralized by equipment, accounts receivable and inventory, and are usually supported by personal guarantees. The Company offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written on demand with annual reviews, with floating interest rates that are indexed to the Company’s base rate of interest.

When making commercial loans, the Company considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. The Company has established limits on the amount of commercial loans in any single industry.

Commercial loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Because commercial loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse changes in the economy. Further, collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value.

Consumer and Other Loans.  The Company offers a variety of consumer and other loans, including manufactured homes, auto loans and loans secured by passbook savings or certificate accounts. The Company originated $8.6 million and $11.0 million of consumer and other loans, including purchases of manufactured home loans, during 2008 and 2007, respectively, and at June 30, 2008 had $20.0 million of consumer and other loans outstanding, which included $1.4 million of industrial revenue bonds. Of the $8.6 million of originations in 2008, approximately $5.7 million consists of manufactured housing loans. The majority of the manufactured housing loans are purchased from a third party who has over 30 years of specialized market experience in originating manufactured home loans. Consumer and other loans outstanding represented 5.5% of the loan portfolio at that date, with an average yield of 7.9%.

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

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2008, the Company had commitments to grant loans of $14.9 million, unadvanced funds on home equity lines of credit totaling $27.9, unadvanced funds on overdraft lines-of-credit totaling $2.0 million, unadvanced funds on commercial lines-of-credit totaling $17.4 million, unadvanced funds due mortgagors and on construction loans totaling $9.0 million and standby letters of credit totaling $775,000.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-8.

The following table sets forth certain information concerning the Company’s portfolio loan originations:

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(In Thousands)
Loans at beginning of year	$329,982	$320,704	$272,702	$251,675	$217,825

Originations
Mortage loans on real estate:
Residential	37,975	23,833	36,133	26,185	36,720
Commercial	19,435	12,309	33,350	23,199	34,752
Construction	22,291	24,456	16,047	15,689	14,947
Home Equity	15,383	11,794	31,913	22,169	29,477
Total mortgage loans on real estate originations	95,084	72,392	117,443	87,242	115,896

Other loans:
Commercial business	14,960	12,351	7,214	9,673	9,434
Consumer and other	2,842	4,477	2,928	3,022	2,388
Total other loan originations	17,802	16,828	10,142	12,695	11,822
Total loans originated	112,886	89,220	127,585	99,937	127,718

Purchase of manufactured home loans	5,726	6,497	3,156	-	-

Deduct:
Principal loan repayments and prepayments	71,073	73,194	75,011	72,294	80,602
Loan sales	16,408	12,219	7,610	6,570	13,251
Charge-offs	39	1,026	118	46	15
Total deductions	87,520	86,439	82,739	78,910	93,868
Net increase in loans	31,092	9,278	48,002	21,027	33,850
Loans at end of year	$361,074	$329,982	$320,704	$272,702	$251,675

    Residential mortgage loans are underwritten by the Company. Residential mortgage loans less than the corresponding Fannie Mae (FNMA) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the FNMA limit require the approval of a Senior Retail Loan Officer and in some instances, depending on the amount of the loan, the approval of the Board of Investment of the Board of Directors of Hampden Bank (the “Board of Investment”).

    Loan Underwriting. The Company believes that credit risk is best approved in a bottom up manner.  The officer most directly responsible for credit risk, the Account Manager, should approve exposures within delegated authority or recommend approval to the next level of authority as necessary.  All exposures require at least one signature by an officer with the appropriate authority.  No exposure will be approved without the recommendation of the Account Manager.  All new commercial loan approval actions must be documented in the individual credit file with a Credit Approval Memorandum, prior to any funds being advanced by the Company.

The Company’s loan policy has established specific loan approval limits.  Loan officers may approve loans up to their individual lending limit.  The loan committee reviews all loan applications and approves relationships greater than the loan officer’s limit.  Certain loan relationships require Board of Investment approval.  The Company’s loan committee membership includes the Company’s President, Executive Vice President, Chief Financial Officer, two Senior Vice Presidents, Vice President of the credit department and commercial loan originators.

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities based on experience for these loans. Unsecured personal loans are generally written for not more than $5,000.

The Company generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $13.6 million for the Company as of June 30, 2008.

The Company has established a risk rating system for its commercial real estate and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are reviewed by commercial credit analysts who do not have responsibility for loan originations. The Company also uses a third party loan review firm to test and review these ratings, and then report their results to the Audit Committee of the Board of Directors of Hampden Bancorp, Inc (the “Audit Committee”).

The Company occasionally participates in loans originated by third parties to supplement our origination efforts. The Company underwrites these loans using its own underwriting criteria.

Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2008. The Company’s largest loan is $6.6 million. The average balance of the Company’s ten largest loans is $3.8 million. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$12	6.86%	$5,443	6.46%	$1,157	6.14%	$3,163	5.81%
Due after one year to five years	1,560	5.60	32,445	6.52	20,193	5.30	1,370	4.72
Due after five years	120,292	5.70	79,748	6.59	11,159	5.84	6,775	6.45
Total	$121,864	5.70%	$117,636	6.56%	$32,509	5.51%	$11,308	6.06%

	Home Equity		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$12	5.53%	$572	4.49%	$10,359	6.12%
Due after one year to five years	3,246	5.76	4,859	5.82	63,673	5.98
Due after five years	54,532	5.58	14,536	8.80	287,042	6.10
Total	$57,790	5.59%	$19,967	7.95%	$361,074	6.08%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

    The following table sets forth, at June 30, 2008, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2009 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2009
	Fixed	Adjustable	Total
	(In Thousands)
Residential Mortgage	$25,255	$96,597	$121,852
Construction	5,406	2,739	8,145
Commercial mortgage	43,000	69,193	112,193
Commercial business	9,270	22,082	31,352
Home equity, consumer and other	55,355	21,818	77,173
Total loans	$138,286	$212,429	$350,715

Asset Quality

General.  One of the Company’s most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Delinquent Loans.  Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 15 day grace period for residential mortgages and a 10 day grace period for commercial loans. After mailing delinquency notices, the Company’s loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, the Company initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, the Company refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and commercial loans, collection procedures may vary depending on individual circumstances.

Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2008, the Company had no property classified as OREO.

Classification of Assets and Loan Review.  Risk ratings are assigned to all credit relationships to differentiate and manage levels of risk in individual exposures and throughout the portfolio.  Ratings are called Customer Risk Ratings (CRR).  Customer Risk Ratings are designed to reflect the risk to the Company in any Total Customer Relationship Exposure.  Risk ratings are used to profile the risk inherent in portfolio outstandings and exposures to identify developing trends and relative levels of risk and to provide guidance for the promulgation of policies, which control the amount of risk in an individual credit and in the entire portfolio, identify deteriorating credits and predict the probability of default.  Timeliness of this process allows early intervention in the recovery process so as to maximize the likelihood of full recovery, and establish a basis for maintaining prudent reserves against loan losses.

The Account Manager has the primary responsibility for the timely and accurate maintenance of Customer Risk Ratings.  The risk rating responsibility for the aggregate portfolio rests with the Division Executive.  If a disagreement surfaces regarding a risk rating, the loan review committee makes the final determination. All others in a supervisory or review function regarding a certain credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management’s attention any dispute so it may be resolved.  Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate.

The Company engages an independent third party to conduct a semi-annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee.

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2008, loans classified as special mention totaled $10.9 million, consisting of $7.3 million commercial real estate, $1.7 million commercial loans, $1.3 million residential mortgage loans, and $645,000 consumer loans. Substandard loans totaled $2.3 million, consisting of $1.3 million commercial, $908,000 in commercial real estate, $116,000 residential mortgage and $25,000 consumer loans. Loans classified as doubtful totaled $2.9 million, consisting of $2.4 million commercial, $367,000 commercial real estate, and $156,000 consumer loans. Loans classified as loss totaled $14,000, consisting of consumer loans. Specific reserves for these loans totaled $1.1 million, $1.0 related to doubtful loans, and $58,000 related to substandard loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$684	$217	$78	$150	$165
Commercial mortgage	703	235	588	358	-
Commercial	3,212	3,083	3,168	2,710	1,459
Home equity, consumer and other	226	26	118	36	11
Total non-accrual loans	4,825	3,561	3,952	3,254	1,635

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-	190	-	-
Commercial mortgage	-	-	267	-	-
Commercial	-	-	778	-	-
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	-	1,235	-	-
Total non-performing loans	4,825	3,561	5,187	3,254	1,635
Other Real Estate Owned	-	-	-	-	-
Total non-performing assets	$4,825	$3,561	$5,187	$3,254	$1,635

Ratios:
Non-performing loans to total loans	1.34%	1.08%	1.62%	1.19%	0.65%
Non-performing assets to total assets	0.89%	0.68%	1.11%	0.78%	0.40%

    Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Loans are reclassified to accrual status no sooner than regulatory requirements allow.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgages for impairment. At June 30, 2008, impaired loans totaled $4.0 million with an established valuation allowance of $1.1 million.

While the Company believes that it has established adequate specifically allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
Balance at beginning of year	$2,810	$3,695	$3,644	$3,471	$3,096
Charge-offs:
Mortgage loans on real estate	(28)	-	-	(7)	(4)
Other loans:
Commercial business	-	(991)	(92)	-	-
Consumer and other	(11)	(35)	(26)	(39)	(11)
Total other loans	(11)	(1,026)	(118)	(39)	(11)
Total charge-offs	(39)	(1,026)	(118)	(46)	(15)

Recoveries:
Mortgage loans on real estate	26	-	-	-	89
Other loans:
Commercial business	-	7	-	-	-
Consumer and other	5	12	19	19	1
Total other loans	5	19	19	19	1
Total recoveries	31	19	19	19	90
Net (charge-offs) recoveries	(8)	(1,007)	(99)	(27)	75
Provision for loan losses	651	122	150	200	300
Balance at end of year	$3,453	$2,810	$3,695	$3,644	$3,471

Ratios:
Net charge-offs to average loans outstanding	(0.00%)	(0.32%)	(0.03%)	(0.01%)	0.03%
Allowance for loan losses to non-performing loans at end of year	71.56%	78.91%	71.24%	111.99%	212.29%
Allowance for loan losses to total loans at end of year	0.96%	0.85%	1.15%	1.34%	1.38%

    As shown in the table above, the provision for loan losses has increased over the past year. This is due to increases in loan delinquencies, increases in non-accrual loans, general economic conditions, and growth in the loan portfolio. The Company completes its loan loss review using a calculation that uses specific reserves on impaired credits. During this review process, the Company has implemented a qualitative review of the impaired loans, using historical charge-offs as the starting point and then adding additional basis points for specific qualitative factors. Adjustments to the provision are made when quarterly reviews indicate that revisions are necessary.

The following table sets forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2008			2007			2006
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$464	$121,864	33.75%	$287	$116,178	35.21%	$287	$111,849	34.88%
Construction	91	11,308	3.13	141	21,251	6.44	141	22,314	6.95
Commercial	850	117,636	32.59	539	90,538	27.45	744	91,226	28.45
Home equity	304	57,790	16.01	217	59,899	18.15	217	64,132	20.00
Total mortgage loans on real estate	1,709	308,598	85.48	1,184	287,866	87.25	1,389	289,521	90.28

Other loans:
Commercial	1,681	32,509	8.99	1,469	25,472	7.71	2,123	22,609	7.05
Consumer and other	63	19,967	5.53	157	16,644	5.04	183	8,574	2.67
Total other loans	1,744	52,476	14.52	1,626	42,116	12.75	2,306	31,183	9.72
Total loans	$3,453	$361,074	100.00%	$2,810	$329,982	100.00%	$3,695	$320,704	100.00%

	At June 30,
	2005			2004
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$180	$91,542	33.57%	$500	$86,531	34.38%
Construction	-	11,996	4.40	-	4,850	1.93
Commercial	3,146	88,766	32.54	2,810	90,551	35.98
Home equity	313	53,711	19.70	-	50,080	19.90
Total mortgage loans on real estate	3,639	246,015	90.21	3,310	232,012	92.19

Other loans:
Commercial	-	21,485	7.88	27	14,989	5.96
Consumer and other	5	5,202	1.91	134	4,674	1.85
Total other loans	5	26,687	9.79	161	19,663	7.81
Total loans	$3,644	$272,702	100.00%	$3,471	$251,675	100.00%

Investment Activities

General.  The Company’s investment policy is approved and adopted by the Board of Directors. The Chief Executive Officer, and the Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

The basic objectives of the investment function are to enhance the profitability of the Company by keeping its investable funds fully employed at the maximum after-tax return, to provide adequate regulatory and operational liquidity, to minimize and/or adjust the interest rate risk position of the Company, to assist in reducing the Company’s corporate tax liability, to minimize the Company’s exposure to credit risk, to provide collateral for pledging requirements, to serve as a countercyclical balance to earnings by absorbing funds when the Company’s loan demand is low and infusing funds when loan demand is high and to provide a diversity of earning assets to mortgage/loan investments.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

Government-Sponsored Enterprises.  At June 30, 2008, the Company’s government-sponsored enterprises portfolio totaled $37.2 million, or 30.0% of the total portfolio on that date.

Mortgage-Backed Securities.  At June 30, 2008, the Company’s portfolio of mortgage-backed securities totaled $85.4 million, or 69.0% of the portfolio on that date, and consisted of pass-through securities totaling $78.7 million and collateralized mortgage obligations totaling $6.7 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). Privately-issued mortgage-backed securities totaled $13.6 million at June 30, 2008. At June 30, 2008, all privately-issued mortgage-backed securities were rated ‘AAA’.

Marketable Equity Securities.  At June 30, 2008, the Company’s portfolio of marketable equity securities totaled $1.3 million, or 1.0% of the portfolio at that date, and consisted of common and preferred stock of various corporations. The Company’s investment policy requires no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issues must be listed on the NYSE, or AMEX or traded on NASDAQ.

            Restricted Equity Securities.  At June 30, 2008, the Company held $5.2 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for Hampden Bank to borrow from the FHLB.

The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
Government-sponsored enterprises	$36,962	$37,196	$56,677	$56,483	$24,283	$23,793
Corporate bonds and other obligations	-	-	1,689	1,684	2,094	2,056
Mortgage-backed securities	85,892	85,433	69,786	68,328	83,590	80,442
Total debt securities	122,854	122,629	128,152	126,495	109,967	106,291

Marketable equity securities
Common stock	1,661	1,263	1,814	1,852	2,584	2,470
Money market preferred stock	-	-	20,800	20,800	1,996	2,000
Total marketable equity securities	1,661	1,263	22,614	22,652	4,580	4,470
Total securities available for sale	124,515	123,892	150,766	149,147	114,547	110,761
Restricted equity securities:
Federal Home Loan Bank of Boston stock	5,233	5,233	4,607	4,607	5,273	5,273
Total securities	$129,748	$129,125	$155,373	$153,754	$119,820	$116,034

    The table below sets forth certain information regarding the amortized cost, weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2008. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$2,999	3.37%	$33,963	4.70%	$-	-%	$-	-%	$36,962	4.59%
Mortgage-backed securities	-	-	4,412	3.63	15,421	5.10	66,059	4.71	85,892	4.73
Total debt securities	$2,999		$38,375		$15,421		$66,059		$122,854

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from the Company’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor except self-directed retirement accounts, which are insured up to $250,000 per depositor) and the DIF fully insures amounts in excess of such limits.

Competition and general market conditions affect the Company’s ability to attract and retain deposits.  We offer Remote Deposit Capture to our customers, which allows us to expand our deposit gathering outside of our normal deposit area. The Company offers rates on various deposit products based on local competitive pricing and the Company’s need for new funds.  Occasionally, the Company does offer “special” rate pricing in an effort to attract new customers.  The Company does not have any brokered deposits.

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2008			2007			2006
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$34,335	11.09%	-%	$32,851	10.09%	-%	$26,980	8.72%	-%
Savings	68,065	21.97	1.79	59,575	18.29	2.79	33,429	10.80	0.51
Money market	19,958	6.44	1.70	27,239	8.36	2.55	27,792	8.98	1.60
NOW accounts	16,571	5.35	0.94	20,615	6.33	1.03	30,593	9.89	0.96
Total transaction accounts	138,929	44.85	1.23	140,280	43.07	1.83	118,794	38.39	0.77
Certificates of deposit	170,849	55.15	3.99	185,393	56.93	4.55	190,615	61.61	4.20
Total deposits	$309,778	100.00%	2.75%	$325,673	100.00%	3.38%	$309,409	100.00%	2.88%

    The following table sets forth the time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2008	2007	2006
	(In Thousands)
Less than 2%	$6,326	$8,057	$15,196
2.00% - 2.99%	26,722	13,812	10,864
3.00% - 3.99%	57,520	6,384	40,504
4.00% - 4.99%	58,970	64,345	42,148
5% or Greater	39,857	89,008	83,182
Total	$189,395	$181,606	$191,894

    The following table sets forth the amount and maturities of time deposits at June 30, 2008:

	Year Ending June 30,
Interest Rate	2009	2010	2011	2012	After June 30, 2012	Total
	(In Thousands)
Less than 2%	$6,326	$-	$-	$-	$-	$6,326
2.00% - 2.99%	23,232	3,013	477	-	-	26,722
3.00% - 3.99%	33,836	5,223	14,208	1,833	2,420	57,520
4.00% - 4.99%	55,642	551	493	344	1,940	58,970
5% or Greater	16,718	5,220	7,436	9,613	870	39,857
Total	$135,754	$14,007	$22,614	$11,790	$5,230	$189,395

    As of June 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $106.0 million. The following table sets forth the maturity of those certificates as of June 30, 2008:

At June 30, 2008
(In Thousands)
Three months or less	$21,822
Over three months through six months	23,331
Over six months through one year	30,898
Over one year through three years	19,327
Over three years	10,636
Total	$106,014

    Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans, investment securities and by it’s holding of FHLB stock. As of June 30, 2008, the Company had outstanding $95.5 million in FHLB advances, and had the ability to borrow an additional $88.1 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2008	2007	2006
	(Dollars In Thousands)
Balance at end of year	$95,477	$76,334	$99,824
Average balance during year	92,770	84,782	88,094
Maximum outstanding at any month end	98,394	104,628	99,824
Weighted average interest rate at end of year	4.16%	4.45%	4.35%
Weighted average interest rate during year	4.36%	4.41%	4.10%

Of the $95.5 million in advances outstanding at June 30, 2008, $39.0 million bearing a weighted-average interest rate of 4.16% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

The Company recognizes the need to assist the communities it serves with economic development initiatives. These initiatives focus on creating or retaining jobs for lower income workers, benefits for lower income families, supporting small business and funding affordable housing programs. To assist in funding these initiatives, the Company has participated in FHLB’s Community Development Advance program. The Company continues to originate loans that qualify under this program.

In addition to FHLB borrowings as of June 30, 2008, the Company had $13.2 million of overnight repurchase agreements with business customers.  These repurchases agreements are collateralized by government-sponsored enterprise investments.

Personnel

As of June 30, 2008, the Company had 96 full-time and 9 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

            Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has two operating subsidiaries, Hampden Investment Corporation and Hampden Insurance Agency.

Hampden Investment Corporation. Hampden Investment Corporation (“HIC”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2008, HIC had total assets of $62.3 million consisting primarily of government-sponsored enterprise bonds and mortgage backed securities. HIC’s net income for the years ending June 30, 2008 and June 30, 2007 was $2.0 million and $1.7 million respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. Hampden Insurance Agency (“HIA”) is an inactive insurance agency.  As of June 30, 2008 HIA had no assets.

    Hampden Bancorp, Inc.’s subsidiary, in addition to Hampden Bank, is described below.

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

REGULATION AND SUPERVISION

General

Hampden Bancorp, Inc. is a Delaware corporation and registered bank holding company. Hampden Bancorp, Inc. is regulated as a bank holding company by the Federal Reserve Board. Hampden Bank is a Massachusetts-charted stock savings bank. Hampden Bank is the wholly-owned subsidiary of Hampden Bancorp, Inc.  Hampden Bank’s deposits are insured up to applicable limits by the FDIC and by DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Hampden Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Hampden Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on Hampden Bancorp, Hampden Bank and their operations. Hampden Bank is a member of the FHLB, and regulated as a bank holding company by the Federal Reserve Board.

Certain regulatory requirements applicable to Hampden Bank and to Hampden Bancorp, Inc. are referred to below. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on Hampden Bank and Hampden Bancorp, Inc. and is qualified in its entirety by reference to the actual laws and regulations.

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

        Investment Activities.    In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth of Massachusetts. However, these powers are constrained by federal law. See “—Federal Bank Regulation—Investment Activities” for federal restrictions on equity investments.

        Loans-to-One-Borrower Limitations.    Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital.

        Loans to a Bank’s Insiders.    The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit.

         The loans listed above require approval of the majority of the members of the Company’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

        Dividends.    A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

        Regulatory Enforcement Authority.    Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Hampden Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

        Depositors Insurance Fund.    All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.

Federal Bank Regulation

        Capital Requirements.    Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Hampden Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related retained earnings) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

        The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0.0% risk weight, loans secured by one- to four-family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weighting of 100.0%.

        State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

        The FDIC Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi- family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

        Investment Activities.    Since the enactment of the FDIC Improvement Act, all state-chartered Federal Deposit Insurance Corporation-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDIC Improvement Act and the FDIC regulations permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Hampden Bank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of Hampden Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to Hampden Bank Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

        Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2008, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category.

        The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

          “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is ”significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

        Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.    Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and retained earnings, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and retained earnings and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

        The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called “financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

       The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Hampden Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“Insiders”) of Hampden Bancorp, Inc. and Hampden Bank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Hampden Bank may make to Insiders based, in part, on Hampden Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to Insiders over other employees. Loans to executive officers are further limited by specific categories.

        Enforcement.    The FDIC has extensive enforcement authority over insured state savings banks, including Hampden Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

       Insurance of Deposit Accounts.    The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group.

The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 5 basis points for the strongest institution to 43 basis points for the weakest. Insured institutions are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. For fiscal 2008, the total FDIC assessment was $36,000, after the FDIC deposit insurance credit, for Hampden Bank. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Hampden Bank.

        The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Hampden Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

        Federal Deposit Insurance Reform Act of 2005.    The Federal Deposit Insurance Reform Act of 2005, or the Act, signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

        Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

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

         Privacy Regulations.    Pursuant to the Gramm-Leach-Bliley Act, the FDIC has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The regulations generally require that Hampden Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Hampden Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Hampden Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act (“Information Security Guidelines”). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In April 2005, the FDIC and other bank regulatory agencies issued further guidance for the establishment of these Information Security Guidelines, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures. Hampden Bank currently has Information Security Guidelines in place and believes that such guidelines are in compliance with the regulations.

        Community Reinvestment Act.    Under the Community Reinvestment Act (the “CRA”) as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Hampden Bank’s latest FDIC CRA rating was “Outstanding.”

        Massachusetts has its own statutory counterpart to the CRA which is also applicable to Hampden Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit- taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Hampden Bank’s most recent rating under Massachusetts law was “Outstanding.”

        Consumer Protection and Fair Lending Regulations.    Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Anti-Money Laundering

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expands the responsibilities of financial institutions, including savings and banks, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

        Interest and other charges collected or contracted for by Hampden Bank are subject to state usury laws and federal laws concerning interest rates. Hampden Bank’s loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

• Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

• Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

• Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

• Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts;

• General Laws of Massachusetts, Chapter 167E, which governs Hampden Bank’s lending powers; and

• Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

        The deposit operations of Hampden Bank also are subject to, among others, the:

• Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

• Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

• Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

• General Laws of Massachusetts, Chapter 167D, which governs the Hampden Bank’s deposit powers.

        In many cases, Massachusetts has similar statutes to those under federal law that will be applicable to Hampden Bank.

Federal Reserve System

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $43.9 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $43.9 million, the reserve requirement is $1,038,000 plus 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Hampden Bank is in compliance with these requirements.

Federal Home Loan Bank System

   Hampden Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hampden Bank was in compliance with this requirement with an investment in stock of the FHLB at June 30, 2008 of $5.2 million.

     The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by Hampden Bank.

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

        The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

        Hampden Bancorp, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Hampden Bank.

        A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Hampden Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

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

         Massachusetts Holding Company Regulation.    Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Division; and (iii) is subject to examination by the Division. Hampden Bancorp, Inc. would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Hampden Bank.

        Federal Securities Laws.    Our common stock is registered with the SEC under Section 12(b) of the Exchange Act. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

        The Sarbanes-Oxley Act.    The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, Hampden Bancorp, Inc.’s principal executive officer and principal financial officer each are required to certify that Hampden Bancorp, Inc.’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

FEDERAL AND STATE TAXATION

Federal Income Taxation

    General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2004. For its 2006 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

State Taxation

    Prior to tax years beginning on or after January 1, 2009, financial institutions in Massachusetts were not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group files a separate annual income tax return. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

   On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10.0% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9.0% for tax years beginning on or after January 1, 2012 and thereafter. Also, for the years beginning on or after January 1, 2009, the new law requires all unitary members of a consolidated group, except those with Massachusetts Security Corporation status, to file a combined corporation excise tax return. The Company continues to analyze the impact of this law change, however, it is not expected to have a material effect on the financial statements.

    Hampden Bank's state tax returns, as well as those of its subsidiaries, are not currently under audit.

A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation" under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Hampden Bancorp, Inc. requested to be classified as a security corporation and was approved for the taxable year ended October 31, 2007. The classification is in effect until revoked by the Commissioner of the Massachusetts Department of Revenue in writing or revoked by conducting any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue. In order to qualify as a security corporation, the Company established a subsidiary for the purpose of making the loan to the employee stock ownership plan, since making such a loan directly would disqualify it from classification as a security corporation.

    Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors

    The following risk factors are relevant to our future results and financial success, and should be read with care.

Our continued emphasis on commercial lending may expose us to increased lending risks.

    At June 30, 2008, our loan portfolio consisted of $117.6 million, or 32.6%, of commercial real estate loans, $32.5 million, or 9.0%, of commercial business loans and $11.3 million, or 3.1%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We expect to increase substantially our internal loans-to-one-borrower limit. Although we do not expect to increase our internal loans-to-one-borrower limit up to the regulatory maximum, the increased internal limit may expose us to greater risk of loss.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

    We intend to continue to build market share in Hampden County, Massachusetts and surrounding areas through our branching strategy. Hampden Bank expects to open its second branch in Longmeadow, which will be its ninth branch, in November 2008. Our business plan currently contemplates that we will establish additional branches, if market conditions are favorable. There are considerable expenses involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their expenses, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

 Certain interest rate movements may hurt our earnings and asset value.

    Our profitability, like that of most financial institutions, depends on primarily upon our net interest income, which is the difference between our gross interest income and interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent a large portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.  For further discussion of how changes in interest rates could impact us, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

        We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. On the other hand, increases in interest rates on adjustable-rate mortgage loans result in larger mortgage payments due from borrowers, which could potentially increase our level of loan delinquencies and defaults.

Strong competition within our market area could hurt our profits and slow growth.

        We face intense competition both in making loans and attracting and retaining deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. There are 21 credit unions in Hampden County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see "Business—Market Area" and " Business—Competition."

A downturn in the local economy or a decline in real estate values could hurt our profits.

        Nearly all of our real estate loans are secured by real estate in Hampden and Hampshire Counties. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings. For a discussion of our market area, see "Business—Market Area."

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

        In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2008, our allowance for loan losses was $3.5 million, representing 1.0% of total loans and 71.6% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income.

We operate in a highly regulated environment and may be adversely affected by changes in law and regulations.

        We are subject to extensive regulation, supervision and examination. See "Business—Regulation and Supervision". Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         We are subject to regulations promulgated by the Massachusetts Division of Banks, as our chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB. In addition, currently the Federal Reserve Board regulates and oversees Hampden Bancorp, Inc., as a bank holding company.

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

Our low return on equity may negatively affect our stock price

    Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity is reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs associated with being a public company and added expenses in connection with the administration of our employee stock ownership plan and our 2008 Equity Incentive Plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended June 30, 2008, our return on equity was 1.13%.

Expenses from operating as a public company and from new stock-based benefit plans will continue to adversely affect our profitability

    Our non-interest expenses are impacted as a result of the financial, accounting, legal and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under our new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients pursuant to our 2008 Equity Incentive Plan.

Our contribution to Hampden Bank Charitable Foundation may not be fully tax deductible, which could hurt our profits

We made a contribution to the Hampden Bank Charitable Foundation, valued at $3.8 million, pre-tax, at the time of our initial public offering. The Internal Revenue Service has granted tax-exempt status to the foundation. The amount of the tax deduction related to the foundation is limited to 10% of taxable income each year but can only be carried forward until 2011. We may not have sufficient profits to be able to use the deduction fully. As a result of our evaluation of whether it is “more likely than not” that we will be unable to use the entire deduction, we have established a valuation allowance of $810,000 related to the deferred tax asset that has been recorded for this contribution.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

    The Company conducts its business through its main office located in Springfield, Massachusetts and seven other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2008:

		Location	Year Opened	Lease Expires

Owned
	Main Office:
		19 Harrison Avenue	1951
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1975
		West Springfield, MA 01085

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118

Leased
		820 Suffield Street	2001	2010 (1)
		Agawam, MA 01001

		2006 Boston Road	2003	2022 (2)
		Wilbraham, MA 01095

		1500 Main Street	2005	2010 (3)
		Tower Square
		Springfield, MA 01115

		187 Main Street	2007	2013 (4)
		Indian Orchard
		Springfield, MA 01151

		916 Shaker Road	Expected Fiscal	2014 (5)
		Longmeadow, MA 01106	2009

(1) Hampden Bank has an option to renew for ten years.
(2) Hampden Bank has an option to renew for two additional ten year terms.
(3) Hampden Bank has an option to renew for five years.
(4) Hampden Bank has an option to renew for two additional five year terms.
(5) Hampden Bank has an option to renew for three additional five year terms.

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders

          None

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The Company’s initial public offering closed on January 16, 2007 and the common stock began commercial trading on January 17, 2007. The initial offering price was $10.00 per share. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on September 5, 2008 was $10.38. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
2008:
First Quarter	$11.31	$9.00	$0.03
Second Quarter	11.29	9.72	0.03
Third Quarter	10.95	9.72	0.03
Fourth Quarter	11.30	9.11	0.03

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
2007:
First Quarter	$-	$-	$-
Second Quarter	-	-	-
Third Quarter (commencing January 17, 2007)	13.00	11.50	-
Fourth Quarter	12.19	11.19	0.03

Shareholders and Issuer Purchases of Equity Securities

As of June 30, 2008, there were 7,949,879 shares of common stock outstanding. The Company had approximately 2,100 holders of record as of June 30, 2008.

On January 30, 2008 the Company announced that its Board of Directors authorized the establishment and funding of a trust to repurchase up to 317,996, or 4% of the common stock outstanding, in open market purchases to fund awards of restricted stock under the Company’s 2008 Equity Incentive Plan as approved by shareholders as a Special Meeting on January 29, 2008. Purchases were made from time to time at the discretion of the independent trustee of the trust. The trust purchased 62,614 shares in the quarter ended March 31, 2008 at an average price of $10.58 per share. The trust purchased the remaining 255,382 shares in the quarter ended June 30, 2008 as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 - April 30, 2008	78,406	$10.77	78,406	176,976
May 1, 2008 - May 31, 2008	176,976	$11.15	176,976	-
June 1, 2008 - June 30, 2008	-	$-	-	-
	255,382	$11.03	255,382

Securities Authorized for Issuance Under Equity Correspondence Plans

 Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12(c) of this report.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company’s initial public offering) through June 30, 2008. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on January 17, 2007. The stock price performance on the graph below does not necessarily indicate future price performance.

                                   Hampden Bancorp, Inc.

                             Period Ending
Index                                           01/17/07     03/31/07       06/30/07      09/30/07       12/31/07      03/31/08       06/30/08
Hampden Bancorp, Inc.             100.00             93.60              87.98              88.16                87.58             83.22                 79.25
NASDAQ Bank Index                100.00             97.52              94.15              90.21                79.58             76.16                 61.29
NASDAQ Composite                 100.00             97.67            104.99            108.96               106.97            91.92                 92.48

The information in this section shall not be deemed “soliciting material” or to be “filed” with the SEC, and is not to be incorporated by reference in any filing of Hampden Bancorp, Inc. under the Securities Act of 1933, as amended, or Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Recent Sales of Unregistered Securities

 Not applicable.

Use of Proceeds

Not applicable.

Item 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Annual Form 10-K. The information below should be read in conjunction with the consolidated financial statements and notes therein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in item 7.

	At June 30,
	2008	2007	2006	2005	2004
	(In Thousands)
Selected Financial Condition Data:
Total assets	$543,832	$523,937	$468,786	$419,628	$410,549
Loans, net (1)	360,773	329,538	318,202	269,269	248,110
Securities	123,892	153,754	116,034	124,006	124,199
Deposits	331,441	327,341	322,714	311,208	317,053
Short-term borrowings, including repurchase agreements	13,223	13,937	30,235	18,211	19,852
Long-term debt	95,477	75,334	80,824	53,284	41,706
Other secured borrowings	-	-	-	2,383	-
Stockholders' equity	100,448	102,018	31,274	32,029	30,083

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2008	2007	2006	2005	2004
	(In Thousands, except per share data)
Selected Operating Results:
Interest and dividend income, including fees	$28,824	$27,534	$23,428	$20,427	$20,074
Interest expense	14,340	15,481	12,340	9,110	9,712
Net interest income	14,484	12,053	11,088	11,317	10,362
Provision for loan losses	651	122	150	200	300
Net interest income after provision for loan losses	13,833	11,931	10,938	11,117	10,062
Non-interest income	2,291	1,755	1,403	1,294	1,318
Gain on sales of securities and loans, net	143	208	23	146	507
Non-interest expense (1)	14,082	15,616	11,067	9,971	9,935
Income (loss) before income tax expense	2,185	(1,722)	1,297	2,586	1,952
Income tax expense (benefit) (2)	1,015	(267)	277	768	585
Net income (loss)	$1,170	$(1,455)	$1,020	$1,818	$1,367

Basic earnings per share	$0.16	N/A (3)	N/A (3)	N/A (3)	N/A (3)
Basic weighted average shares outstanding	7,273,069	N/A (3)	N/A (3)	N/A (3)	N/A (3)

Diluted earnings per share	$0.16	N/A (3)	N/A (3)	N/A (3)	N/A (3)
Diluted weighted average shares outstanding	7,283,701	N/A (3)	N/A (3)	N/A (3)	N/A (3)

Dividends per share	$0.12	$0.03	N/A	N/A	N/A

(1) Includes the contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million for the twelve months ended June 30, 2007.
(2) Includes a tax benefit of approximately $827,000 due to the donation to the Hampden Bank Charitable Foundation for the twelve months ended June 30, 2007. Also includes a $350,000 increase to the Company's valuation reserve  against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward for the twelve months ended June 30, 2008.

(3) Earnings per common share are not presented as Hampden Bancorp Inc.'s initial public offering was completed on January 16, 2007; therefore per share results would not be meaningful.

	At or For The Years Ended June 30,
	2008	2007	2006	2005	2004

Selected Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.22%	(0.29)%	0.23%	0.44%	0.33%
Return on equity (ratio of net income to average equity)	1.13%	(3.04)%	3.06%	5.77%	4.57%
Average interest rate spread (1)	2.41%	2.24%	2.57%	2.84%	2.63%
Net interest margin (2)	2.95%	2.58%	2.66%	2.91%	2.69%
Efficiency ratio (3)	83.95%	113.09%	88.60%	79.07%	85.06%
Non-interest expense to average total assets	2.70%	3.13%	2.50%	2.41%	2.44%
Dividend pay-out ratio (4)	81.54%	(16.39)%	n/a	n/a	n/a
Average interest-earning assets to average interest bearing liabilities	118.48%	110.38%	102.91%	102.85%	102.38%

Asset Quality Ratios:
Non-performing assets to total assets	0.89%	0.68%	1.11%	0.78%	0.40%
Non-performing loans to total loans	1.34%	1.08%	1.62%	1.19%	0.65%
Allowance for loan losses to non-performing loans	71.56%	78.91%	71.24%	111.99%	212.29%
Allowance for loan losses to total loans	0.96%	0.85%	1.15%	1.34%	1.38%

Capital Ratios:
Equity to total assets at end of year	18.47%	19.47%	6.67%	7.63%	7.33%
Average equity to average assets	19.79%	9.61%	7.52%	7.63%	7.31%
Risk based capital ratio (bank only) at end of year	18.50%	19.30%	11.30%	12.65%	11.87%

Other Data:
Number of full service offices	8	7	7	6	5

(1) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(2) The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3) The efficiency ratio represents non-interest expense for the period divided by the sum of net interest income
(before the loan loss provision) plus non-interest income.

(4) Dividends declared per share divided by basic net income per common share. Comparable figures for 2006,
2005, and 2004 are not available since no dividends were paid during these periods.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2008 and June 30, 2007 and the Company’s consolidated results of operations for the years ended June 30, 2008, 2007and 2006. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Overview

        Income.    The Company’s results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.

        Expenses.    The Company's expenses consist primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense. In 2007, the Company made a charitable contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million.

        Results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company's financial condition and results of operations. See "Risk Factors."

         Dividend. On July 30, 2008 the Company announced that its Board of Directors had declared a cash dividend of $0.03 per common share. The dividend will be paid on August 28, 2008 to shareholders of record as of August 13, 2008.

         Stock-based Compensation. In accordance with the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by shareholders on January 29, 2008, the Company’s Board of Directors awarded 317,996 shares of restricted stock with a grant date fair value of $10.18 per share to directors and certain employees on January 29, 2008 and 595,000 stock options with an exercise price of $10.90 per share on April 29, 2008. The 2008 Plan provides for total awards of 794,987 stock options and 317,996 shares of restricted stock, leaving 199,987 stock options available for future awards as of June 30, 2008.The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Hampden Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the available shares of common stock with respect to which new awards may be granted under the plan.

All stock options awarded as of June 30, 2008 are for a term of ten years and will vest over a period of five years, except the Company’s options granted to its chief executive officer vest over a period of four years at 25% per year. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 400,000 were incentive stock options and 195,000 were non-qualified options. Of the 595,000 options granted to date, all remain outstanding at June 30, 2008, and no options have vested as of June 30, 2008. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

Options Granted in April 2008
Fair Value	$2.86
Risk-free interest rate	4.25%
Expected dividend yield	1.16%
Expected volatility	19.40%
Expected life	6.5 years

All of the restricted stock awards granted vest over a five year period, except the Company’s awards to its chief executive officer vest over a four year period at 25% per year. All of the 317,996 shares awarded to date remain outstanding and no awards have vested as of June 30, 2008.

For the year ended June 30, 2008, the Company recognized compensation cost on stock options of $85,000. For restricted stock awards, the cost recognized during the year ended June 30, 2008 amounted to approximately $335,000.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

    Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  The Company’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable. Quarterly management reviews the deferred tax asset to identify any uncertainties to the collectability of the components of the deferred tax asset.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

                   Total Assets.    Total assets increased by $19.9 million, or 3.8%, from $523.9 million at June 30, 2007 to $543.8 million at June 30, 2008. This increase was primarily attributable to the increase in net loans of $30.8 million, or 9.4%, to $359.9 million at June 30, 2008, and an increase in short-term investments of $15.0 million, or 111.7%, to $28.5 million at June 30, 2008. These increases were partially offset by a decrease in securities available for sale of $25.3 million, or 16.9%, to $123.9 million at June 30, 2008. All of these changes are discussed below.

                   Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds increased by $13.0 million, or 63.5%, from $20.5 million at June 30, 2007 to $33.5 million at June 30, 2008. Cash and short-term investments were increased to ensure that Hampden Bank had sufficient liquidity to fund loan growth.

                   Securities.    The investment portfolio aggregated $123.9 million at June 30, 2008, a decrease of $25.2 million, or 16.9%, from $149.1 million at June 30, 2007. Within the securities portfolio, money market preferred stock decreased by $20.8 million, or 100%, and government-sponsored enterprises decreased by $19.3 million, or 34.1%. A partial offset to these decreases was an increase in mortgage-backed securities of $17.1 million, or 25.0%, from $68.3 million at June 30, 2007 to $85.4 million at June 30, 2008. In anticipation of a potential cash out-flow due to $50.6 million of certificates of deposit that matured starting August 15, 2007 and ending on September 30, 2007, the Company had approximately $20.0 million of government-sponsored enterprise obligations maturing during this time.

                Net Loans.    Including loans held for sale, net loans increased $31.3 million, or 9.5%, from $329.5 million at June 30, 2007 to $360.8 million at June 30, 2008. Commercial real estate loans increased $27.1 million, or 29.9%, Commercial loans increased $7.0 million, or 27.6%, Residential mortgage loans increased $5.7 million, or 4.9%, Consumer loans increased $3.4 million, or 22.5%, Home Equity loans decreased $2.1 million, or 3.5%, Construction loans decreased $9.9 million, or 46.8%, and Industrial Revenue Bonds decreased $93,000, or 6.4%.

Deposits and Borrowed Funds.    Deposits increased from $327.3 million at June 30, 2007 to $331.4 million at June 30, 2008. Certificates of deposits increased $7.8 million, or 4.3%, NOW accounts decreased $2.4 million, or 12.7%, regular and other savings accounts decreased $404,000, or 0.6%, business and consumer checking accounts decreased $444,000, or 1.2%, and money market accounts decreased $408,000, or 1.8%. In addition, there were $50.6 million of certificates of deposit that matured starting August 15, 2007 and ending on September 30, 2007. These maturing certificates of deposit were five year certificates of deposit that the Company offered as a special promotion from August 15, 2002 to September 30, 2002.

         Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, increased from $89.2 million as of June 30, 2007 to $108.7 million as of June 30, 2008. As of June 30, 2008, total borrowings included $13.2 million of securities sold under agreement to repurchase and $95.5 million of FHLB borrowings.

     Total Stockholders’ Equity. Stock repurchases resulted in an overall decrease in stockholders’ equity of $1.6 million, to $100.4 million at June 30, 2008, compared to $102.0 million at June 30, 2007.  The Company purchased 317,996 shares of Company stock at an average price of $10.95 per share in the third and forth quarters of fiscal 2008 as part of the Equity Incentive Program announced in January 2008. The Company adopted FAS 156, and as a result recorded a cumulative effect adjustment for a change in accounting principles as an addition to retained earnings of $133,000 net of tax effect. Net income increased retained earnings by $1.2 million. These increases in equity were offset by quarterly dividends of $0.03 per share in each quarter of fiscal 2008. Our ratio of capital to total assets decreased to 18.5% as of June 30, 2008, from 19.5% as of June 30, 2007.

Comparison of Operating Results For the Years Ended June 30, 2008 and June 30, 2007

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

	Years Ended June 30,
	2008			2007			2006
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (1)	$344,563	$22,072	6.41%	$316,971	$20,561	6.49%	$287,231	$18,065	6.29%
Investment securities	132,608	6,259	4.72%	131,392	6,025	4.59%	129,160	5,335	4.13%
Federal funds sold and other	14,136	493	3.49%	17,951	948	5.28%	1,401	53	3.78%
Total interest earning assets	491,307	28,824	5.87%	466,314	27,534	5.90%	417,792	23,453	5.61%
Non-interest earning assets	30,696			32,240			25,219
Total assets	$522,003			$498,554			$443,011

Interest-bearing liabilities:
Savings deposits	$68,065	1,584	2.33%	$59,575	1,580	2.65%	$33,429	334	1.00%
Money market	19,958	433	2.17%	27,239	714	2.62%	27,792	421	1.51%
NOW and other checking accounts	50,906	149	0.29%	51,427	251	0.49%	57,573	226	0.39%
Certificates of deposit	170,849	7,743	4.53%	185,393	8,585	4.63%	190,615	7,454	3.91%
Total deposits	309,778	9,909	3.20%	323,634	11,130	3.44%	309,409	8,435	2.73%
Borrowed funds	104,901	4,431	4.22%	98,843	4,351	4.40%	96,574	3,905	4.04%
Total interest-bearing liabilities	414,679	14,340	3.46%	422,477	15,481	3.66%	405,983	12,340	3.04%
Non-interest bearing liabilities	3,996			28,166			3,718
Total liabilities	418,675			450,643			409,701
Equity	103,328			47,911			33,310
Total Liabilities and equity	$522,003			$498,554			$443,011

Net interest income		$14,484			$12,053			$11,113
Net interest rate spread (2)			2.41%			2.24%			2.57%
Net interest-earning assets (3)	$76,628			$43,837			$11,809

Net interest margin (4)			2.95%			2.58%			2.66%
Average interest-earning assets to interest-bearing liabilities			118.48%			110.38%			102.91%

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

	Years Ended June 30			Years Ended June 30
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$1,770	$(259)	$1,511	$1,915	$581	$2,496
Investment securities	56	178	234	94	596	690
Federal funds sold and other	(175)	(280)	(455)	866	29	895
Total interest income	1,651	(361)	1,290	2,875	1,206	4,081

Interest expense:
Savings deposits	210	(206)	4	400	846	1,246
Money market	(171)	(110)	(281)	(9)	302	293
NOW and other checking accounts	(3)	(99)	(102)	(26)	51	25
Certificates of deposits	(662)	(180)	(842)	(209)	1,340	1,131
Total deposits	(626)	(595)	(1,221)	156	2,539	2,695
Borrowed funds	260	(180)	80	93	353	446
Total interest expense	(366)	(775)	(1,141)	250	2,891	3,141
Change in net interest income	$2,017	$414	$2,431	$2,625	$(1,685)	$940

(1) Includes loans held for sale.

        Net Income.    Net income was $1.2 million, or $0.16 per fully diluted share, for the twelve month period ended June 30, 2008 as compared to a net loss of $1.5 million for the twelve month period ended June 30, 2007. The reason for the net loss for the twelve month period in 2007 was the funding of the Hampden Bank Charitable Foundation. For the twelve months ended June 30, 2008 the provision for loan losses increased $529,000 compared to the twelve months ending June 30, 2007 due to increases in loan delinquencies, increases in non-accrual loans, general economic conditions, and growth in the loan portfolio.

        Net Interest Income.    The tables on pages 41 and 42 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the twelve months ended June 30, 2008 of $2.4 million, or 20.2%, to $14.5 million from $12.1 million for the same period in 2007. The positive effects of the decrease in interest expense due to both a decrease in volume of interest-bearing liabilities and decreases in rates on interest-bearing liabilities more than offset the lower yields on interest-earning assets. The increase in volume of interest-earning assets increased interest income by $1.7 million, while the decrease in the volume of interest-bearing liabilities decreased interest expense by $366,000. The changes in volume had the effect of increasing net interest income by $2.0 million. The increase in net interest income associated with changes in rate had the effect of increasing net interest income by $414,000. The decrease in net interest income attributable to lower yields on interest-earning assets totaled $361,000 compared to a $775,000 increase in net interest income attributable to lower rates on interest-bearing liabilities. Net interest margin increased to 2.95% for the year ended June 30, 2008 compared to 2.58% for the year ended June 30, 2007.

         Interest Income.    Interest income increased from $27.5 million for the year ended June 30, 2007 to $28.8 for the year ended June 30, 2008. This increase of $1.3 million, or 4.7%, was due to increases in average balances of interest-earning assets. Interest income on loans increased by $1.5 million, or 7.3%, and interest income on securities increased by $234,000, or 3.9%.

      Interest Expense.    Interest expense decreased by $1.1 million, or 7.4%, from the year ended June 30, 2007 to the year ended June 30, 2008. Decreased interest costs on borrowings and deposits were the reason for this decrease. Average deposit balances decreased by $13.8 million, or 4.3%, while average rates decreased from 3.44% to 3.20%. Average borrowings balances increased from $98.8 million to $104.9 million, and the average rate on borrowings decreased from 4.40% to 4.22%.

      Provision for Loan Losses.    For the twelve months ended June 30, 2008 the provision for loan losses increased $529,000 compared to the twelve months ending June 30, 2007 due to increases in loan delinquencies, increases in non-accrual loans, growth in the loan portfolio, and general economic conditions. Net loan charge-offs for 2008 and 2007 were $8,000 and $1.0 million, respectively. The allowance for loan losses of $3.5 million at June 30, 2008 represented 1.0% of total loans, as compared to an allowance of $2.8 million, representing 0.9% of total loans at June 30, 2007. Our analysis of the adequacy of the allowance considers economic conditions, historical losses, and management's estimate of losses inherent in the portfolio. For further discussion of the Company's current methodology, please refer to "Business."

        Non-interest Income.    Total non-interest income increased by $471,000, or 24.0%, for the year ended 2008 compared to the year ended June 30, 2007. The primary reason for this increase was an increase in customer service fees of $486,000 from $1.1 million for the year ended June 30, 2007 to $1.6 million for the year ended June 30, 2008. There was a $63,000 increase in the cash surrender value of life insurance, and a $63,000 increase in other non-interest income. These increases were partially offset by a $69,000 decrease in gains on the sale of securities, as well as a $76,000 decrease in the curtailment of the defined benefit plan.  The Company froze its defined benefit pension plan effective October 31, 2006 and recorded a gain of $184,000 as a result of the curtailment. In the third quarter of fiscal 2007, the Company voted to terminate the plan with final settlement, including the distribution of all plan assets, which was completed in the fourth quarter of fiscal 2008. The Company recorded a gain of $108,000 as a result of the settlement of the plan.

        Non-interest Expense.    Non-interest expense decreased $1.5 million, or 9.8%, to $14.1 million in 2008 as compared to $15.6 million in 2007. There were increases in salaries and benefits of $1.0 million, general expenses of $766,000, advertising expense of $234,000, occupancy expense of $178,000, and data processing services of $55,000. The Company experienced increases in salaries and benefit categories and expenses associated with being a public company, including audit and legal fees and fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002. These increases were more than offset by a decrease in charitable contributions of $3.8 million for the year ended June 30, 2008.

  Additionally, during the third and fourth quarters of 2008, the Company’s Board of Directors awarded 595,000 stock options with an exercise price of $10.90 per share and 317,996 shares of restricted stock with a grant date fair value of $10.18 per share to directors and certain officers. These options and stock awards were granted in accordance with the Company’s 2008 Plan approved by shareholders on January 29, 2008. The stock option expense and the stock awards expense are both recognized in salary expense. For more information regarding the 2008 Plan please see “Stock Based Compensation”.

        Income Taxes.    There was an income tax expense of $1.0 million for the year ended June 30, 2008. This was an increase of $1.3 million compared to an income tax benefit of $267,000 for the year ended June 30, 2007. The tax benefit in fiscal 2007 was due to a tax benefit of $827,000 from the charitable foundation contribution, after a related valuation reserve of $460,000 for the charitable foundation contribution. A $350,000 adjustment was made in fiscal 2008 to increase the Company’s valuation reserve against the deferred tax asset set up for the utilization of the charitable deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation. The combined federal and state effective tax rate was 46.4% in 2008, compared to 15.5% in 2007.

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

         Net Interest Income.    The tables on pages 41 and 42 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased $1.0 million, or 8.7%, from $11.1 million in the year ended June 30, 2006 to $12.1 million in the year ended June 30, 2007. The positive effects of an increase in volume of interest-earning assets and higher yields on interest-earning assets more than offset the increase in interest expense due to both an increase in volume of interest-bearing liabilities and increases in rates on interest-bearing liabilities. The increase in volume of interest-earning assets increased interest income by $2.9 million, while the increase in the volume of interest-bearing liabilities increased interest expense by $250,000. The changes in volume had the effect of increasing net interest income by $2.6 million. The increase in net interest income associated with volume was partially offset, however, by changes in rate, which had the effect of decreasing net interest income by $1.7 million.

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

         Non-interest Income.    Total non-interest income increased by $537,000, or 37.7%, for the year ended 2007 compared to the year ended June 30, 2006. The primary reason for this increase was the curtailment gain of $184,000 from the termination of Hampden Bank's defined benefit plan in the third quarter of 2007. There was a $128,000 increase in gains on the sale of securities, as well as a $57,000 increase in gains realized on the sale of fixed rate residential mortgage loans sold into the secondary market in 2007. There was also an increase of $203,000 in customer service fees. These increases were partially offset by a decrease in other non-interest income of $47,000.

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

Within management, the responsibility for risk management rests with the General Counsel and the senior officers responsible for finance, lending, retail banking, marketing and human resources. The General Counsel and senior officers continually review the status of our risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The General Counsel tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The General Counsel reports all findings directly to the Audit Committee.

Management of Credit Risk.    The Company considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect the financial condition and operating results of the Company. Credit risk is managed through a combination of policies established by the Board of Directors of the Company, the monitoring of compliance with these policies,and the periodic evaluation of loans in the portfolio, including those with problem characteristics.

In general, the Company's policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Collateral and debt service coverage ratios, approval limits and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Company's allowance for loan losses. For additional information, see "Business—Lending Activities."

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

        Strategies used by the Company to manage the potential volatility of its earnings may include:

• Emphasizing the origination and retention of adjustable-rate mortgage loans, variable rate commercial loans and variable rate home equity lines of credit;

• Investing in securities with relatively short maturities and/or expected average lives;

• Classifying all of the investment portfolio as "available for sale" in order to provide for flexibility in liquidity management; and

• Lengthening or shortening liabilities such as certificates of deposits and FHLB borrowings when appropriate.

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

The following table sets forth, as of June 30, 2008, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months as Compared to Flat Rates
200 basis point increase in rates	2.56%
100 basis point increase in rates	1.95%
Flat interest rates	0.00%
100 basis point decrease in rates	1.03%
200 basis point decrease in rates	-0.26%

         As indicated in the table above the result of a 100 basis point increase in interest rates is estimated to increase net interest income by 1.95% and 2.56% for a 200 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 200 basis point decline in the level of interest rates is a decrease of 0.26%, and an increase of 1.03% for a 100 basis point decline. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

        The Company's primary sources of funds are from deposits, repurchase agreements, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2008, cash and due from banks, federal funds sold and short-term investments totaled $33.6 million, or 6.2%, of total assets, which is an increase of $13.1 million, or 63.5%, from June 30, 2007.

    The Company also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, the Company has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. Since June 30, 2007, the Company has increased FHLB borrowings by $19.1 million to a total of $95.5 million outstanding as of June 30, 2008. On that date, the Company had the ability to borrow an additional $84.0 million from the FHLB.

        The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2008 and the respective maturity dates:

	June 30, 2008
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$95,477	$25,664	$26,392	$31,409	$12,012
Lease commitments	2,991	269	539	428	1,755
Securities sold under agreements to repurchase	13,223	13,223	-	-	-
Total contractual obligations	$111,691	$39,156	$26,931	$31,837	$13,767

    Off-Balance Sheet Arrangements.    None.

    Loan commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2008:

June 30, 2008 Total
(In Thousands)
Commitments to grant loans (1)	$14,876
Commercial lines of credit	17,384
Unused portions of home equity lines of credit (2)	27,887
Unused portion of construction loans (3)	8,636
Unused portion of mortgage loans	323
Unused portion of personal lines-of-credit (4)	2,006
Standby letters of credit (5)	775
Total loan commitments	$71,887

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

    The information required by this item is incorporated be reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Item 8:	Financial Statements And Supplementary Data

    The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A(T).	Controls And Procedures

    The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The internal control process has been designed under management’s supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

    Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2008 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

    All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

    For information relating to the directors of the Company, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Hampden Bancorp, Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

    For information relating to the executive officers of the Company, the information contained under the section captioned “Executive Compensation —Executive Officers of Hampden Bancorp, Inc.” is incorporated by reference.

Compliance With Section 16(a) of the Exchange Act

    For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

    For information concerning the Company’s code of conduct and ethics, the information contained under the section captioned “Code of Conduct and Ethics” in the Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance

    There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

    For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance —Audit Committee” in the Company’s Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

For information relating to executive compensation, the information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(c) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2008, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	595,000	$10.90	199,987

Equity compensation plans not approved by security holders	-	-	-
Total	595,000	$10.90	199,987

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Certain Relationships and Related Transactions” and “Corporate Governance — Independent Directors” in the Proxy Statement.

Item 14.	Principal Accounting Fees And Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements
The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits:

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)
3.2	Bylaws of Hampden Bancorp, Inc.(2)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)
10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)
10.2.2	Pledge Agreement(4)
10.2.3	Promissory Note(4)
10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)
10.4	Hampden Bank SBERA Pension Plan(1)
10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)
10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)
10.6	Form of Hampden Bank Change in Control Agreement(4)
10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)
10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)
10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)
10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (5)
10.12	2008 Equity Incentive Plan (6)
10.13	Form of Restricted Stock Agreement (7)
10.14	Form of Stock Option Grant Notice and Stock Option Agreement (7)
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on January 19, 2007.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2007.

(6)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for quarter ended March 31, 2008.

SIGNATURES

 Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 9, 2008.

HAMPDEN BANCORP, INC.
By:	/s/ THOMAS R. BURTON Thomas R. Burton President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS R. BURTON Thomas R. Burton	President, Chief Executive Officer (principal executive officer)	September 9, 2008
/s/ ROBERT A. MASSEY Robert A. Massey	Senior Vice President and Treasurer (principal accounting and financial officer)	September 9, 2008
/s/ STUART F. YOUNG JR. Stuart F. Young, Jr.	Chairman of the Board of Directors Director	September 9, 2008
/s/ DONALD R. DUPRE Donald R. Dupré	Director	September 9, 2008
/s/ THOMAS V. FOLEY Thomas V. Foley	Director	September 9, 2008
/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 9, 2008
/s/ RICHARD J. KOS Richard J. Kos	Director	September 9, 2008
/s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 9, 2008
/s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 9, 2008

/s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 9, 2008
/s/ ARLENE PUTNAM Arlene Putnam	Director	September 9, 2008
/s/ LINDA SILVA THOMPSON Linda Silva Thompson	Director	September 9, 2008
/s/ RICHARD D SUSKI Richard D. Suski	Director	September 9, 2008

HAMPDEN BANCORP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 9, 2008

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2008	2007
	(In Thousands)
Cash and due from banks	$5,090	$7,084
Federal funds sold and other short-term investments	28,460	13,441
Cash and cash equivalents	33,550	20,525

Securities available for sale, at fair value	123,892	149,147
Federal Home Loan Bank of Boston stock, at cost	5,233	4,607
Loans held for sale	895	464
Loans, net of allowance for loan losses of $3,453
at June 30, 2008 and $2,810 at June 30, 2007	359,878	329,074
Premises and equipment, net	4,330	4,387
Accrued interest receivable	2,093	2,386
Deferred tax asset	2,853	3,226
Bank-owned life insurance	9,475	8,811
Other assets	1,633	1,310
	$543,832	$523,937

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$331,441	$327,341
Securities sold under agreements to repurchase	13,223	12,937
Short-term borrowings	-	1,000
Long-term debt	95,477	75,334
Mortgagors' escrow accounts	741	713
Accrued expenses and other liabilities	2,502	4,594
Total liabilities	443,384	421,919

Commitments and contingencies (Notes 12 and 15)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879
issued and outstanding at June 30, 2008 and June 30, 2007)	79	79
Additional paid-in-capital	77,276	77,156
Unearned compensation - ESOP (572,391 shares unallocated at June 30, 2008 and
614,790 shares unallocated at June 30, 2007)	(5,759)	(6,148)
Unearned compensation - equity incentive plan	(2,902)	-
Retained earnings	32,131	31,933
Accumulated other comprehensive loss	(377)	(1,002)
Total stockholders' equity	100,448	102,018
	$543,832	$523,937

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Interest and dividend income:
Loans, including fees	$22,072	$20,561	$18,065
Debt securities	5,683	5,130	4,961
Dividends	576	895	374
Federal funds sold and other short-term investments	493	948	53
Total interest and dividend income	28,824	27,534	23,453

Interest expense:
Deposits	9,909	11,130	8,435
Borrowings	4,431	4,351	3,905
Total interest expense	14,340	15,481	12,340

Net interest income	14,484	12,053	11,113
Provision for loan losses	651	122	150
Net interest income, after provision for loan losses	13,833	11,931	10,963

Non-interest income:
Customer service fees	1,569	1,083	880
Gain (loss) on sales of securities, net	57	126	(2)
Gain on sales of loans, net	86	82	25
Curtailment and settlement of defined benefit plan	108	184	-
Increase in cash surrender value of life insurance	377	314	302
Other	237	174	196
Total non-interest income	2,434	1,963	1,401

Non-interest expense:
Salaries and employee benefits	8,209	7,182	6,669
Occupancy and equipment	1,481	1,303	1,275
Data processing services	760	705	680
Advertising	909	675	622
Charitable contributions	-	3,785	-
Other general and administrative	2,723	1,966	1,821
Total non-interest expense	14,082	15,616	11,067

Income (loss) before income taxes	2,185	(1,722)	1,297

Income tax expense (benefit)	1,015	(267)	277

Net income (loss)	$1,170	$(1,455)	$1,020

Earnings per share
Basic	$0.16	N/A	N/A
Diluted	$0.16	N/A	N/A

Weighted average shares outstanding
Basic	7,273,069	N/A	N/A
Diluted	7,283,701	N/A	N/A

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2008, 2007 and 2006

					Unearned		Accumulated
			Additional	Unearned	Compensation		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Loss	Total
	(In Thousands)
Balance at June 30, 2005	-	$-	$-	$-	$-	$32,607	$(578)	$32,029
Comprehensive loss:
Net income	-	-	-	-	-	1,020	-	1,020
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(1,775)	(1,775)
Total comprehensive loss								(755)
Balance at June 30, 2006	-	$-	$-	$-	$-	$33,627	$(2,353)	$31,274

Comprehensive loss:
Net loss	-	-	-	-	-	(1,455)	-	(1,455)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,351	1,351
Total comprehensive loss								(104)
Issuance of common stock for initial public offering, net of expenses of $2.3 million	7,571,313	75	73,323	-	-	-	-	73,398
Issuance of common stock to Hampden Bank Charitable Foundation	378,566	4	3,782	-	-	-	-	3,786
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(239)	-	(239)
Shares purchased for ESOP (635,990 shares)	-	-	-	(6,360)	-	-	-	(6,360)
ESOP shares committed to be allocated (21,200 shares)	-	-	51	212	-	-	-	263
Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$-	$31,933	$(1,002)	$102,018

Comprehensive income:
Net income	-	-	-	-	-	1,170	-	1,170
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	625	625
Total comprehensive income								1,795
Culmulative effect of change to initially apply FASB Statement No. 156, net of tax effect	-	-	-	-	-	133	-	133
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(862)	-	(862)
Establishment of stock incentive plan - restricted stock	-	-	3,237	-	(3,237)	-	-	-
Common stock repurchased for stock incentive plan - restricted stock (317,996 shares)	-	-	(3,237)	-	-	(243)	-	(3,480)
Stock-based compensation	-	-	85	-	335	-	-	420
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	35	389	-	-	-	424
Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$100,448

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$1,170	$(1,455)	$1,020
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	651	122	150
Net amortization (accretion) of securities	(63)	(144)	209
Depreciation and amortization	662	591	589
Loss (gain) on sales of securities, net	(57)	(126)	2
Loans originated for sale	(16,753)	(12,362)	(7,931)
Proceeds from loan sales	16,408	12,301	7,635
Gain on sales of loans, net	(86)	(82)	(25)
Increase in cash surrender value of
life insurance	(377)	(314)	(302)
Deferred tax provision (benefit)	2	(594)	(191)
Contribution of common stock to Hampden Bank Charitable Foundation	-	3,786	-
Employee Stock Ownership Plan expense	424	263	-
Stock-based compensation	420	-	-
Net change in:
Accrued interest receivable	293	(579)	(255)
Other assets	(190)	13	(228)
Accrued expenses and other liabilities	(2,092)	1,428	1,162
Net cash provided by operating activities	412	2,848	1,835

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	21,226	9,072	9,183
Maturities and calls	43,001	6,000	3,098
Principal payments	17,718	17,454	23,038
Purchases	(55,574)	(68,475)	(29,200)
Redemption (purchase) of Federal Home Loan Bank stock	(626)	666	(1,201)
Loan originations, net	(31,455)	(11,315)	(48,762)
Premiums paid on bank-owned life insurance	(287)	-	-
Purchase of premises and equipment	(605)	(364)	(650)
Net cash used by investing activities	(6,602)	(46,962)	(44,494)

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	4,100	4,627	11,506
Net change in repurchase agreements	286	1,702	3,524
Net change in short-term borrowings	(1,000)	(18,000)	8,500
Net change in other secured borrowings	-	-	(2,383)
Proceeds from long-term debt	36,143	43,061	86,042
Repayment of long-term debt	(16,000)	(48,551)	(58,502)
Net change in mortgagors' escrow accounts	28	140	64
Net proceeds from initial public stock offering	-	73,398	-
Stock purchased for ESOP	-	(6,360)	-
Stock purchased for restricted stock awards	(3,480)	-	-
Payment of dividends on common stock	(862)	(239)	-
Net cash provided by financing activities	19,215	49,778	48,751

Net change in cash and cash equivalents	13,025	5,664	6,092

Cash and cash equivalents at beginning of year	20,525	14,861	8,769

Cash and cash equivalents at end of year	$33,550	$20,525	$14,861

Supplemental cash flow information:
Interest paid on deposits	$9,909	$11,130	$8,435
Interest paid on borrowings	4,027	4,074	3,760
Income taxes paid	683	425	677

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

        Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC's conversion from a mutual bank holding company to a stock bank holding company (the “Conversion”). Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.4 million (the "Conversion"). The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts chartered stock savings bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan (“ESOP”) to allow it to purchase shares of the Company’s common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation. During any period prior to January 16, 2007, the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to January 16, 2007 presented in this report is that of Hampden Bancorp, MHC and its subsidiary.

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

Reclassification

        Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

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

    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

Federal Home Loan Bank of Boston stock

        Federal Home Loan Bank of Boston ("FHLB") stock is a restricted equity security and is carried at cost.

Loans held for sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on differences between the selling price and the carrying value of related mortgage loans sold on the trade date.

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

        The accrual of interest on mortgage and commercial loans is discontinued when reasonable doubt exists as to the final timely collection of interest and principal or at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual term of the loans. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reclassified to accrual status no sooner than regulatory requirements allow.

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

         The allowance consists of specifically allocated and general components. The specifically allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Mortgage Banking

    Mortgage loans originated and held for sale in the secondary market are reported at the lower of cost or fair value in the aggregate, with net unrealized losses (if any) reported in a valuation allowance by charges to income. Realized gains and losses on sales of loans held for sale are recognized at the settlement date and are determined based on the cost of the specific loans sold.

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

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). The Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a service contract. However, the Statement permits the Company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Company adopted the fair value measurement method under SFAS 156 effective July 1, 2007. Previous to that date servicing assets were amortized into non-interest income in proportion to, and over the period of the estimated future net servicing income of the underlying financial assets. As a result of the adoption of SFAS 156, the Company recorded a cumulative effect adjustment for a change in accounting principle as an addition to retained earnings of $133,000, net of tax effects.

Derivative financial instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

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

       The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower ("the time of rate lock")) and recognizes the value of the expected normal servicing rights until the underlying loan is sold. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

Pension Plan

In prior years, the Company had a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association covering substantially all employees who met certain age and service requirements. The compensation cost was recognized on the net periodic cost method over the employees’ approximate service period. The aggregate cost method was utilized for funding purposes. As of October 31, 2006, the Company elected to freeze the non-contributory defined benefit plan. The final distribution of assets was completed in the fourth quarter of fiscal year 2008. See Note 15, Employee Benefit Plans.

Stock-based compensation

            The Company expenses compensation cost associated with share-based payment transactions, such as options and restricted stock awards, in the financial statements over the requisite service (vesting) period as required by SFAS 123R, Share-Based Payment.

Employee Stock Ownership Plan

        Compensation expense is recognized based on the fair value of shares at the time they are committed to be released to the Employee Stock Ownership Plan (“ESOP”). All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares.

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

  The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on available-for-sale securities	$1,053	$2,293	$(2,845)
Reclassification adjustment for losses (gains) realized in income	(57)	(126)	2
Net unrealized gains (losses)	996	2,167	(2,843)
Tax effect	371	816	1,068
Net-of-tax amount	$625	$1,351	$(1,775)

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

      Earnings per common share have been computed based upon the following:

Year Ended June 30,
2008

Net income applicable to common stock (in thousands)	$1,170

Average number of shares issued	7,949,879
Less: average unallocated ESOP shares	(595,252)
Less: average unvested restricted stock awards	(81,558)
Average number of basic shares outstanding	7,273,069

Plus: dilutive unvested restricted stock awards	10,632
Plus: dilutive stock option shares	-
Average number of diluted shares outstanding	7,283,701

Basic earnings per share	$0.16
Diluted earnings per share	$0.16

The earnings per share calculation excludes 595,000 options whose effect would have been antidilutive. Because shares were not issued until January 16, 2007, earnings per share have not been reported for the years ended June 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted this Interpretation on July 1, 2007, and it did not have a material impact on the Company's consolidated financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its federal and state income taxes. The Company has no penalties or interest recorded for the year ended June 30, 2008.

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

In March 2007, the Emerging Task Force ("EITF") reached a consensus on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). Under this EITF, effective for the Company’s 2009 fiscal year, the Company is required to recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. As a result of the adoption of EITF 06-10, the Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings of $457,000 as of July 1, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified the consensus reached in EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified unvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified unvested equity awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement is not applicable to the Company and will, therefore, not have an impact on it’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),“Business Combinations” (“SFAS 141R”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the accounting treatment for certain specific items and expands disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2008 and 2007, these reserve balances amounted to $250,000 and $800,000 respectively.

3. SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$36,962	$294	$(60)	$37,196
Mortgage-backed securities	85,892	497	(956)	85,433
Total debt securities	122,854	791	(1,016)	122,629
Marketable equity securities	1,661	19	(417)	1,263
Total securities available for sale	$124,515	$810	$(1,433)	$123,892

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$56,677	$15	$(209)	$56,483
Corporate bonds	1,689	-	(5)	1,684
Mortgage-backed securities	69,786	100	(1,558)	68,328
Total debt securities	128,152	115	(1,772)	126,495
Marketable equity securities	22,614	113	(75)	22,652
Total securities available for sale	$150,766	$228	$(1,847)	$149,147

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2008 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$2,999	$3,006
Over 1 year through 5 years	33,963	34,190
Total bonds and obligations	36,962	37,196
Mortgage-backed securities	85,892	85,433
Total debt securities	$122,854	$122,629

       At June 30, 2008 and 2007, the fair value of securities pledged to secure repurchase agreements was $14,210,000 and $14,745,000, respectively (see Note 8).

        For the years ended June 30, 2008, 2007 and 2006, proceeds from sales of securities available for sale amounted to $21,226,000, $9,072,000 and $9,183,000, respectively. Gross realized gains amounted to $137,000, $185,000 and $121,000, respectively. Gross realized losses amounted to $80,000, $59,000 and $123,000, respectively.

        Information pertaining to securities with gross unrealized losses at June 30, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2008:
Government-sponsored enterprises	$60	$5,439	$-	$-
Mortgage-backed securities	179	17,549	777	30,401
Marketable equity securities	261	662	156	325
	$500	$23,650	$933	$30,726

June 30, 2007:
Government-sponsored enterprises	$84	$30,305	$125	$23,173
Corporate bonds	-	-	5	1,684
Mortgage-backed securities	-	-	1,558	54,912
Marketable equity securities	5	119	70	462
	$89	$30,424	$1,758	$80,231

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

    At June 30, 2008, sixty-three debt securities have unrealized losses with aggregate depreciation of 1.9% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the federal government or its agencies and as management has the intent and ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

        At June 30, 2008, twenty-six marketable equity securities have unrealized losses with aggregate depreciation of 29.8% from the Company's cost basis. The majority of these unrealized losses have existed for less than a year and relate principally to the banking, retail, electric utilities, insurance and defense industries. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for the foreseeable future, no declines are deemed to be other than temporary.

4. LOAN SERVICING

In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.

The changes in servicing assets measured using fair value are as follows:

Year Ended
June 30, 2008
(In Thousands)
Fair value at the beginning of year	$152
Capitalized servicing assets	68
Changes in fair value	224
Fair value at end of year	$444

The changes in servicing assets measured using the amortization method are as follows:

	Years Ended June 30,
	2007	2006
	(In Thousands)
Carrying amount at the beginning of year	$116	$91
Capitalized servicing assets	12	(21)
Amortization	24	46
Carrying amount at end of year	$152	$116

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOAN SERVICING (Concluded)

The unpaid principal balance of mortgage serviced for others was $31.9 million and $25.3 million at June 30, 2008 and June 30, 2007, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2008, 2007, and 2006, amounts recognized for loan servicing fees amounted to $187,000, $88,000, and $72,000, respectively.

5. LOANS

         A summary of the balances of loans follows:

	June 30,
	2008	2007
	(In Thousands)
Mortgage loans on real estate:
Residential	$121,864	$116,178
Commercial	117,636	90,538
Home equity	57,790	59,899
Construction	11,308	21,251
	308,598	287,866

Commercial loans	32,509	25,472
Consumer loans	19,967	16,644
	52,476	42,116
Total loans	361,074	329,982

Deferred costs	2,257	1,902
Allowance for loan losses	(3,453)	(2,810)
	$359,878	$329,074

    An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Balance at beginning of year	$2,810	$3,695	$3,644
Provision for loan losses	651	122	150
Recoveries	31	19	19
Loans charged-off	(39)	(1,026)	(118)
Balance at end of year	$3,453	$2,810	$3,695

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LOANS (Concluded)

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2008	2007
	(In Thousands)
Impaired loans without a valuation allowance	$1,057	$1,845
Impaired loans with a valuation allowance	2,963	1,716
Total impaired loans	$4,020	$3,561
Valuation allowance related to impaired loans	$1,146	$1,104
Total non-accrual loans	$4,825	$3,561

         As of June 30, 2008 and June 30, 2007, there were no loans past-due ninety days or more and still accruing.

        There was no interest income recognized on an accrual basis on impaired loans for the years ended June 30, 2008, 2007 and 2006.

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Average investment in impaired loans	$4,242	$3,647	$3,882
Interest income recognized on a cash basis on impaired loans	$102	$80	$196

No additional funds are committed to be advanced in connection with impaired loans.

6. PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2008	2007	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$763	$763
Buildings and improvements	4,459	4,417	5 - 39 Years
Leasehold improvements	1,180	1,000	5 - 10 Years
Equipment	4,122	3,739	3 - 10 Years
	10,524	9,919
Accumulated depreciation and amortization	(6,194)	(5,532)
	$4,330	$4,387

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 amounted to $662,000, $591,000 and $589,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEPOSITS

    A summary of deposit balances by type is as follows:

	June 30,
	2008	2007
	(In Thousands)
Demand	$36,619	$37,063
NOW	16,797	19,230
Regular and other savings	66,492	66,896
Money market deposits	22,138	22,546
Total non-certificate accounts	142,046	145,735
Term certificates less than $100,000	83,381	80,885
Term certificates of $100,000 and greater	106,014	100,721
Total certificate accounts	189,395	181,606
Total deposits	$331,441	$327,341

    At June 30, 2008 the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2009	$135,754
2010	14,007
2011	22,614
2012	11,790
2013	5,230
$189,395

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2008 and 2007, repurchase agreements outstanding amounted to $13,223,000 and $12,937,000, respectively, with a weighted average interest rate of 1.75% and 3.00%, respectively. At June 30, 2008 and 2007, securities with an amortized cost of $14,372,000 and $15,424,000, respectively, and a fair value of $14,210,000 and $14,745,000, respectively, were pledged to secure repurchase agreements.

9. SHORT-TERM BORROWINGS

        Short-term borrowings consist of FHLB advances with an original maturity within one year at a weighted average rate of 5.41% at June 30, 2007. There were no short-term borrowings at June 30, 2008.

        In addition, at June 30, 2008 and 2007, the Company had an Ideal Way Line of Credit available with the FHLB of $1,952,000, of which there were no amounts outstanding at June 30, 2008 and 2007.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT

        A summary of outstanding advances from the FHLB at June 30, 2008 and 2007 follows:

	Amount		Weighted Average Rate
	2008	2007	2008	2007
	(In Thousands)
FHLB advances maturing in the years ending June 30,
2008	$-	$15,000	-%	4.17%
*2009	25,664	22,734	4.65	4.60
*2010	13,202	9,070	4.41	4.27
*2011	13,190	4,716	3.69	4.56
*2012	23,159	18,757	4.36	4.41
2013	8,250	3,057	4.25	5.28
*2014	3,012	-	4.62	-
2015	3,000	-	3.25	-
2017	2,000	2,000	4.19	4.19
2018	4,000	-	3.19	-
Total FHLB advances	$95,477	$75,334	4.26%	4.44%

      * At June 30, 2008, includes amortizing advances aggregating $6,427,000 requiring combined monthly principal and interest payments of $372,000.

        Certain FHLB advances are callable in the amount of $28,000,000 in fiscal 2009, $8,000,000 in fiscal 2010, and $3,000,000 in fiscal 2012. These advances have maturity dates in fiscal years 2009, 2011, 2012, 2013, 2014, 2015, 2017, and 2018.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES

        Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2008	2007	2006
	(In Thousands)
Current tax provision:
Federal	$905	$267	$437
State	108	60	31
	1,013	327	468

Deferred tax provision (benefit):
Federal	(235)	(1,111)	(142)
State	(113)	57	(49)
	(348)	(1,054)	(191)
Change in valuation reserve	350	460	-
	2	(594)	(191)
Total tax provision (benefit)	$1,015	$(267)	$277

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2008	2007	2006
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(0.2)	(4.5)	(0.9)
Dividends received deduction	(2.8)	6.3	(3.4)
Bank-owned life insurance	(5.2)	5.4	(6.8)
Change in valuation reserve	16.0	(26.7)	0.0
Other, net	4.6	1.0	(1.5)
Effective income tax rate	46.4%	15.5%	21.4%

The components of the net deferred tax asset are as follows:

	June 30,
	2008	2007
	(In Thousands)
Deferred tax asset:
Federal	$3,297	$3,319
State	751	635
	4,048	3,954
Valuation reserve	(810)	(460)
	3,238	3,494
Deferred tax liability:
Federal	(286)	(199)
State	(99)	(69)
	(385)	(268)
Net deferred tax asset	$2,853	$3,226

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

    The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2008	2007
	(In Thousands)
Non-accrual interest income	$92	$9
Net unrealized loss on securities available for sale	246	617
Depreciation and amortization	64	-
Allowance for loan losses	1,428	1,165
Employee benefit plans	1,033	887
Charitable contribution carryover	1,171	1,264
Other	(371)	(256)
Valuation reserve for charitable contribution carryover	(810)	(460)
Net deferred tax asset	$2,853	$3,226

    An adjustment of $350,000 was made to increase the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carryforward in fiscal 2008. A valuation reserve of $460,000 was established against the federal deferred tax asset in fiscal 2007. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion. There was no valuation allowance for the year ended June 30, 2006.

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

12.    COMMITMENTS AND CONTINGENCIES

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

COMMITMENTS AND CONTINGENCIES (Continued)

    The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2008	2007
	(In Thousands)
Commitments to grant loans	$14,876	$28,891
Unadvanced funds on home equity lines-of-credit	27,887	29,882
Unadvanced funds on personal lines-of-credit	2,006	531
Unadvanced funds on commercial lines-of-credit	17,384	19,312
Unadvanced funds on construction loans	8,636	15,777
Unadvanced funds due mortgagors	323	641
Standby letters of credit	775	580

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments to grant loans are generally secured by real estate. Unadvanced lines-of-credit do not necessarily represent future cash requirements as these commitments may expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis. Funds disbursed on construction loans and home equity lines-of-credit are collateralized by real estate. Overdraft lines-of-credit are unsecured.

 Unadvanced funds on commercial lines of credit are generally secured by the business assets of the borrower. Unadvanced funds due mortgagers are funds committed for construction loans collateralized by residential real estate.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash, business assets, or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

        FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at June 30, 2008, and 2007 was not material.

Operating Leases

         Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2008, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

Years Ending June 30,	Amount
(In Thousands)
2009	$269
2010	288
2011	251
2012	238
2013	190
Thereafter	1,755
$2,991

       The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $231,000, $191,000 and $163,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

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

Employment and change of control agreements

         In connection with the Conversion, the Company entered into employment agreements and change of control agreements with certain officers. The employment agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial terms of the agreements are three years. Depending on the officer, the change in control agreements provide for a severance payment equal to either one (1) or two (2) times the individual’s average annual compensation for the five most recent taxable years.  The initial terms of the agreements are two years.

         Commencing on the first anniversary date of the agreement, and continuing on each anniversary date thereafter, the term automatically renews for a successive term of three years for the employment agreements, unless either party gives notice not to renew. The terms of each change in control agreement may be extended by the Board of Directors of Hampden Bank for an additional year.  Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer.

13. DERIVATIVE INSTRUMENTS

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

Interest rate swap agreements

The Company used interest rate swap agreements to hedge a portfolio of certificates of deposit. These agreements expired in September 2007. These agreements were designated as fair value hedges since they were used to convert the cost of the certificates of deposit from a fixed to a variable rate. The application of SFAS No. 133 resulted in a fair value adjustment to the carrying amount of the swap and the certificates of deposit. There was no hedge ineffectiveness for the years ended June 30, 2007 and 2006.

These agreements provided for the Company to make payments of a variable-rate determined by a specified index (one-month LIBOR) in exchange for receiving payments at a fixed-rate.

June 30,
2007
(Dollars in thousands)
Notional amount	$20,000
Weighted average pay rate	7.21%
Weighted average receive rate	5.00%
Weighted average maturity in years	0.2
Unrealized loss relating to interest rate swaps	$(101)

At June 30, 2007, the unrealized loss relating to use of interest rate swaps was recorded in other liabilities.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008 and 2007, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008:

Total capital (to risk weighted assets):
Consolidated	$103,836	27.6%	$30,065	8.0%	N/A	N/A
Bank	71,476	19.4	29,496	8.0	$36,870	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	100,383	26.7	15,032	4.0	N/A	N/A
Bank	68,023	18.5	14,748	4.0	22,122	6.0

Tier 1 capital (to average assets):
Consolidated	100,383	19.1	21,019	4.0	N/A	N/A
Bank	68,023	13.7	19,868	4.0	24,835	5.0

As of June 30, 2007:

Total capital (to risk weighted assets):
Consolidated	$105,832	30.5%	$28,038	8.0%	N/A	N/A
Bank	66,673	20.1	27,582	8.0	$34,478	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	103,005	29.7	14,019	4.0	N/A	N/A
Bank	63,846	19.3	13,791	4.0	20,687	6.0

Tier 1 capital (to average assets):
Consolidated	103,005	20.2	20,636	4.0	N/A	N/A
Bank	63,846	13.7	19,431	4.0	24,289	5.0

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

         A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2008
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$100,448	$100,448
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(32,369)
Accumulated losses on securities available for sale, net of tax	377	386
Net unrealized loss on equity securities available for sale	(398)	(398)
Mortgage servicing rights	(44)	(44)
Total Tier 1 capital	100,383	68,023
Adjustments for total capital:
Allowance for loan losses	3,453	3,453
Other adjustments	-	-
Total capital per regulatory reporting	$103,836	$71,476

	June 30, 2007
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$102,018	$102,018
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(39,142)
Accumulated losses on securities available for sale, net of tax	1,002	985
Other adjustments	(15)	(15)
Total Tier 1 capital	103,005	63,846
Adjustments for total capital:
Allowance for loan losses	2,810	2,810
Other adjustments	17	17
Total capital per regulatory reporting	$105,832	$66,673

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYEE BENEFIT PLANS

Pension Plan

          The Company froze its defined benefit pension plan effective October 31, 2006 and recorded a gain of $184,000 in fiscal 2008 as a result of the curtailment. In the third quarter of fiscal 2007, the Company voted to terminate the plan with final settlement, including the distribution of all plan assets, which was completed in the fourth quarter of fiscal 2008. The Company recorded a gain of $108,000 as a result of the settlement of the plan. Prior to this curtailment and settlement, the Company provided pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participated in the retirement plan on a non-contributing basis, and were fully vested after three years of service. Information pertaining to the activity in the plan is as follows:

	Year Ended June 30,
	2008	2007	2006
	(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$4,456	$4,025	$3,419
Actual return on plan assets	166	311	425
Contribution	137	363	318
Benefits paid	(4,722)	(243)	(137)
Plan expenses paid	(37)	-	-
Fair value of plan assets at end of year	$-	$4,456	$4,025

Change in benefit obligation:
Benefit obligation at beginning of year	4,701	4,410	4,291
Service cost	129	129	411
Interest cost	-	250	225
Plan amendment	(108)	(280)	-
Actuarial loss (gain)	-	435	(380)
Benefits paid	(4,722)	(243)	(137)
Benefit obligation at end of year	$-	$4,701	$4,410

Funded status	-	(245)	(385)
Unrecognized net actuarial gain	-	-	(295)
Unrecognized prior service cost	-	-	12
Accrued pension cost	$-	$(245)	$(668)
Accumulated benefit obligation	$-	$4,701	$2,621

    At June 30, the assumptions used to determine the benefit obligation are as follows:

2007
Discount rate	5.00%
Rate of compensation increase	N/A

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

    The components of net periodic pension cost for the plan year ended June 30, 2007 and 2006 were as follows:

	Year Ended June 30,
	2007	2006
	(In Thousands)
Service cost	$129	$411
Interest cost	250	225
Expected return on plan assets	(252)	(239)
Amortization of prior service cost	2	5
Recognized net actuarial loss (gain)	(4)	11
	$125	$413

 For the plan years ended June 30, actuarial assumptions used in accounting were:

	Year Ended June 30,
	2007	2006
Discount rate on benefit obligations	5.46%	5.25%
Expected long-term rate of return on plan assets	6.22	7.00
Annual salary increases	4.50	4.50

The basis used to determine the overall long-term rate of return on asset assumptions are the prevailing yields on high quality fixed income investments increased by a premium for equity investments.

      The Company’s pension plan weighted average asset allocations at June 30, were as follows:

Percentage of Plan Assets
Asset Category	2007
Fixed income securities	100.0%
Equity securities	0.0
Total	100.0%

401(k) plan

The Company also provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Prior to January 16, 2007, the Company made matching contributions to the 401(k) plan equal to 25% of the first 6% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2008, 2007 and 2006 amounted to $184,000, $56,000 and $39,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

Supplemental retirement benefits

        In 2004, the Company entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits above the amounts provided by SBERA. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the year ended June 30, 2008, 2007 and 2006 amounted to $525,000, $414,000 and $277,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $1.6 million at June 30, 2008 and $1.1 million at June 30, 2007.

        In addition, the Company has entered into collateral assignment split dollar life insurance agreements with certain officers in connection with supplemental retirement benefits whereby the Company has agreed to pay the insurance premiums currently and post-retirement on policies purchased for and owned by certain officers. The Company holds collateral assignments equal to the amount of premiums paid by the Company. Refer to Note 1 – Recent Accounting Pronouncements for more information on EITF 06-10.

Employee Stock Ownership Plan

        Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc., to enable it to make a 15-year loan to the ESOP to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering. This plan is a tax-qualified retirement plan for the benefit of eligible Company employees.  The plan is created for the purpose of providing retirement benefits to participants and their beneficiaries in a manner consistent with the requirements of the Code and Title I of ERISA. Eligible employees who have attained age 21 and have been employed by the Company for three months as of January 16, 2007 will be eligible to participate in the plan. Thereafter, employees who have attained the age of 21 and have completed 1,000 hours of service during a continuous 12-month period will be eligible to participate as of the first entry date following completion of the plan’s eligibility requirements.

   At June 30, 2008, the principal balance on the ESOP debt is payable as follows:

Year ending June 30,	Amount
(In Thousands)
2009	$268
2010	291
2011	315
2013	339
2014	369
Thereafter	4,281
$5,863

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

         Shares held by the ESOP include the following:

	June 30,
	2008	2007
Allocated	42,399	-
Committed to be allocated	21,200	21,200
Unallocated	572,391	614,790
	635,990	635,990

    Total compensation expense for the years ended June 30, 2008, and 2007 was $424,000, and $263,000, respectively. The total fair value of the unallocated shares as of June 30, 2008, and 2007 was $5.9 million and $7.2 million, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its chief executive officer vest over four years from date of grant at 25% per year. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted in Year Ended June 30, 2008
Fair Value	$2.86
Expected dividends	1.16%
Expected term (years)	6.50
Expected volatility	19.40%
Risk-free interest rate	4.25%

    The expected volatility is based on historical volatility through the date of grant. The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of 6.5 years is based on the simplified method calculation allowed for “plain vanilla” share options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

    A summary of options under the Plan as of June 30, 2008, and changes during the year then ended, is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	-	$-	-
Granted	595,000	10.90	9.8
Forfeited or expired	-	-	-
Outstanding at June 30, 2008	595,000	$10.90	9.8	$-
Exercisable at June 30, 2008	-	-	-	-

    Share-based compensation expense applicable to stock options was $85,000 for the year ended June 30, 2008. As of June 30, 2008, unrecognized stock-based compensation expense related to nonvested options amounted to $1.6 million. This amount is expected to be recognized over a weighted average period of 4.75 years.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY INCENTIVE PLAN (Concluded)

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% per year, except that the Company’s awards to its chief executive officer vest at 25% per year. The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation cost related to restricted stock awards of $335,000 for the year ended June 30, 2008. No stock awards were granted prior to January 29, 2008. As of June 30, 2008, there was $2.9 million of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 4.50 years.

A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at July 1, 2007	-	$-
Granted	317,996	10.18
Vested	-	-
Cancelled	-	-
Forfeited	-	-
Balance at June 30, 2008	317,996	$10.18

17. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

        At June 30, 2008, the Bank’s retained earnings available for the payment of dividends was $34.0 million. Accordingly, $34.1 million of the Company’s equity in the net assets of the Bank was restricted at June 30, 2008. Funds available for loans or advances by the Bank to the Company amounted to $6.8 million.

         In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

          As part of the Conversion, the Company established a liquidation account in an amount equal to the net worth of the Company as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The amount of the liquidation account as of June 30, 2008 is $13.3 million, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Derivative financial instruments: Fair values for the interest rate swap agreements are based on pricing models.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2008 and 2007 was not material.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

	June 30,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$33,550	$33,550	$20,525	$20,525
Securities available for sale	123,892	123,892	149,147	149,147
Federal Home Loan Bank stock	5,233	5,233	4,607	4,607
Loans held for sale	895	895	464	464
Loans, net	359,878	360,622	329,074	327,734
Accrued interest receivable	2,093	2,093	2,386	2,386

Financial liabilities:
Deposits	331,441	334,343	327,341	329,759
Securities sold under agreements to repurchase	13,223	13,223	12,937	12,937
Short-term borrowings	-	-	1,000	1,000
Long-term debt	95,477	95,796	75,334	73,156
Derivative liabilities	-	-	(101)	(101)

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

On January 16, 2007, Hampden Bancorp, Inc. became the holding company of Hampden Bank in connection with the conversion of the holding company structure of the Bank from mutual to stock form. As part of this conversion, the predecessor mutual holding company, Hampden Bancorp, MHC, was combined into the Bank. The condensed financial information pertaining only to the parent, Hampden Bancorp, Inc., is as follows:

BALANCE SHEETS

	June 30,
	2008	2007
	(In Thousands)
Assets
Cash	$5	$112
Federal funds sold and other short-term investments	7,565	1,826
Cash and cash equivalents	7,570	1,938

Securities available for sale, at fair value	18,106	27,267
Investment in common stock of Hampden Bank	68,079	65,470
Investment in common stock of Hampden LS, Inc.	448	75
Accrued interest receivable	207	293
Deferred tax asset	457	837
Other assets	5,642	6,360
	$100,509	$102,240

Liabilities and Stockholders' Equity
Accrued expenses	$61	$222
Stockholders' equity	100,448	102,018
	$100,509	$102,240

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2008	From Date of Inception January 16, 2007 to June 30, 2007
	(In Thousands)
Income:
Dividend income	$235	$438
Interest on securities	889	169
Interest on cash and short term investments	176	75
Non-interest income	1	5
Total income	1,301	687
Operating expenses	1,569	3,930
Loss before income taxes and equity in undistributed net income of subsidiaries	(268)	(3,243)
Income tax provision (benefit)	261	(646)
Loss before equity in undistributed net income of subsidiaries	(529)	(2,597)
Equity in undistributed net income of Hampden Bank	1,326	643
Equity in undistributed net income of Hampden LS, Inc.	373	75
Net income (loss)	$1,170	$(1,879)

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2008	From Date of Inception January 16, 2007 to June 30, 2007
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$1,170	$(1,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of Hampden Bank	(1,326)	(643)
Equity in undistributed net income of Hampden LS, Inc.	(373)	(75)
Stock-based compensation	420	-
Deferred tax provision (benefit)	380	(827)
Contribution of common stock to Hampden Bank Charitable Foundation	-	3,786
Net change in:
Accrued interest receivable	86	(293)
Other assets	718	(6,360)
Accrued expenses and other liabilities	(160)	222
Net cash provided (used) by operating activities:	915	(6,069)

Cash flows from investing activities:
Initial investment in Hampden Bank	-	(31,497)
Initial investment in Hampden LS, Inc.	-	(1)
Activities in available-for-sale securities:
Maturities	10,800	4,507
Purchases	(1,583)	(31,801)
Net cash provided (used) by investing activities:	9,217	(58,792)

Cash flows from financing activities:
Net proceeds from initial public offering (IPO)	-	73,398
Stock purchased for ESOP	-	(6,360)
Payment of loan from Hampden LS, Inc.	752	-
Stock repurchased for restricted stock awards	(3,480)	-
Payment of dividends on common stock	(862)	(239)
Other, net	(910)	-
Net cash (used) provided by financing activities:	(4,500)	66,799

Net increase in cash and cash equivalents	5,632	1,938
Cash and cash equivalents at beginning of period	1,938	-
Cash and cash equivalents at end of period	$7,570	$1,938

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

20. QUARTERLY DATA (UNAUDITED)

        Quarterly results of operations for the years ended June 30, 2008 and 2007 were as follows:

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Interest and dividend income	$6,904	$7,156	$7,416	$7,351	$7,097	$7,118	$6,722	$6,596
Interest expense	3,305	3,543	3,652	3,840	3,743	3,681	4,107	3,949
Net interest income	3,599	3,613	3,764	3,511	3,354	3,437	2,615	2,647
Provision for loan losses	377	108	84	82	30	37	30	25
Non-interest income	703	561	613	553	827	362	378	397
Non-interest expense	3,656	3,622	3,527	3,276	3,352	6,903	2,625	2,736
Provision (benefit) for income taxes	78	139	613	185	141	(605)	109	88
Net income (loss)	$191	$305	$153	$521	$658	$(2,536)	$229	$195

Basic	$0.03	$0.04	$0.02	$0.07	$0.09	N/A	N/A	N/A
Diluted	$0.03	$0.04	$0.02	$0.07	$0.09	N/A	N/A	N/A

Weighted average shares outstanding:
Basic	7,152,802	7,351,698	7,349,337	7,338,699	7,313,889	N/A	N/A	N/A
Diluted	7,187,651	7,359,379	7,349,337	7,338,699	7,313,889	N/A	N/A	N/A

        Results for the third quarter of 2007 were significantly impacted by the conversion of the holding company structure of Hampden Bank from mutual to stock form with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation). Non-interest expenses were increased as a result of a $3.8 million expense relating to the Company’s donation of 378,566 shares of its outstanding common stock to the Hampden Bank Charitable Foundation.

        Earnings per common share are not presented for the first three quarters of 2007 as Hampden Bancorp Inc.'s initial public offering was completed on January 16, 2007; therefore per share results would not be meaningful for quarters prior to fourth quarter 2007.

        Quarterly data may not sum to annual data due to rounding.