Form 10-Q
period 2008-09-30
Hampden Bancorp, Inc.
filed 2008-11-13
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER : 333-137359
Hampden Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5714154 (IRS Employer Identification No.)

19 Harrison Ave.
Springfield, Massachusetts 01102
(Address of principal executive offices) (Zip Code)

(413) 736-1812
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                                               Accelerated Filer ☐
 Non-accelerated filer ☐        Smaller reporting company ☑
                                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑

As of November 5, 2008, there were 7,695,982 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	June 30,
	2008	2008
	(Unaudited)
Cash and due from banks	$7,356	$5,090
Federal funds sold and other short-term investments	20,311	28,460
Cash and cash equivalents	27,667	33,550

Securities available for sale, at fair value	123,443	123,892
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	412	895
Loans, net of allowance for loan losses of $3,380
at September 30, 2008 and $3,453 at June 30, 2008	374,217	359,878
Premises and equipment, net	4,174	4,330
Accrued interest receivable	2,142	2,093
Deferred tax asset	2,980	2,853
Bank-owned life insurance	9,590	9,475
Other assets	1,660	1,633
	$551,518	$543,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$343,517	$331,441
Securities sold under agreements to repurchase	13,978	13,223
Long-term debt	89,447	95,477
Mortgagors' escrow accounts	840	741
Accrued expenses and other liabilities	4,672	2,502
Total liabilities	452,454	443,384

Commitments and contingencies (Note 5)

Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common Stock ($.01 par value, 25,000,000 shares authorized; 7,949,879 shares issued;
7,862,870 outstanding at September 30, 2008 and 7,949,879 outstanding at June 30, 2008)	79	79
Additional paid-in-capital	77,379	77,276
Unearned Compensation - ESOP (572,391 shares unallocated at September 30, 2008 and
June 30, 2008)	(5,671)	(5,759)
Unearned Compensation - equity incentive plan	(2,735)	(2,902)
Retained Earnings	31,501	32,131
Accumulated other comprehensive loss	(584)	(377)
Treasury Stock	(905)	-
Total stockholders' equity	99,064	100,448
	$551,518	$543,832

   See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,571	$5,573
Debt securities	1,416	1,438
Dividends	47	265
Federal funds sold and other short-term investments	76	75
Total interest and dividend income	7,110	7,351

Interest expense:
Deposits	2,293	2,815
Borrowings	1,070	1,025
Total interest expense	3,363	3,840

Net interest income	3,747	3,511
Provision for loan losses	504	82
Net interest income, after provision for loan losses	3,243	3,429

Non-interest income:
Customer service fees	406	421
Loss on sales/write-downs of securities, net	(88)	-
Gain on sales of loans, net	19	16
Increase in cash surrender value of life insurance	115	77
Other	88	39
Total non-interest income	540	553

Non-interest expense:
Salaries and employee benefits	2,331	1,890
Occupancy and equipment	372	321
Data processing services	208	183
Advertising	192	248
Other general and administrative	611	634
Total non-interest expense	3,714	3,276

Income before income taxes	69	706

Income tax expense	22	185

Net income	$47	$521

Earnings per share
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

Weighted average shares outstanding
Basic	7,052,133	7,338,699
Diluted	7,089,559	7,338,699

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Loss	Stock	Total
	(Unaudited)
Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$-	$31,933	$(1,002)	$-	$102,018

Culmulative effect of change to initially apply FASB Statement No. 156, net of tax effect	-	-	-	-	-	133	-	-	133
Comprehensive income:
Net income	-	-	-	-	-	521	-	-	521
Change in net unrealized loss on securities
available for sale, net of tax effects	-	-	-	-	-	-	654	-	654
Total comprehensive income									1,175
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(239)	-	-	(239)
ESOP shares committed to be allocated (10,600 shares)	-	-	8	106	-	-	-	-	114

Balance at September 30, 2007	7,949,879	$79	$77,164	$(6,042)	$-	$32,348	$(348)	$-	$103,201

Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448

Culmulative effect of change to initially apply EITF 06-10, net of tax effect	-	-	-	-	-	(457)	-	-	(457)
Comprehensive income:
Net income	-	-	-	-	-	47	-	-	47
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(207)	-	(207)
Total comprehensive income									(160)
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(220)	-	-	(220)
Common stock repurchased	(87,009)	-	-	-	-	-	-	(905)	(905)
Stock-based compensation	-	-	90	-	167	-	-	-	257
ESOP shares committed to be allocated (10,600 shares)	-	-	13	88	-	-	-	-	101

Balance at September 30, 2008	7,862,870	$79	$77,379	$(5,671)	$(2,735)	$31,501	$(584)	$(905)	$99,064

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$47	$521
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan losses	504	82
Net accretion of securities	(15)	(10)
Loss on impairment of securities	136	-
Depreciation and amortization	165	151
Gain on sales of securities, net	(48)	-
Loans originated for sale	(2,554)	(5,257)
Proceeds from loan sales	3,056	4,375
Gain on sales of loans, net	(19)	(16)
Increase in cash surrender value of bank-owned
life insurance	(115)	(77)
Employee Stock Ownership Plan expense	101	114
Stock-based compensation	257	-
Net change in:
Accrued interest receivable	(49)	(61)
Other assets	(27)	(5)
Accrued expenses and other liabilities	1,713	(578)
Net cash provided (used) by operating activities	3,152	(761)

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	416	9,600
Maturities and calls	7,798	17,190
Principal payments	5,372	3,684
Purchases	(13,544)	(16,604)
Purchase of Federal Home Loan Bank stock	-	(255)
Loan originations, net	(14,843)	(11,512)
Purchase of premises and equipment	(9)	(154)
Net cash provided (used) by investing activities	(14,810)	1,949

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	12,076	(20,471)
Net change in repurchase agreements	755	222
Net change in short-term borrowings	-	3,000
Proceeds from long-term debt	-	15,493
Repayment of long-term debt	(6,030)	(5,000)
Repurchase of common stock	(905)	-
Payment of dividends on common stock	(220)	(239)
Net change in mortgagors' escrow accounts	99	187
Net cash provided (used) by financing activities	5,775	(6,808)

Net change in cash and cash equivalents	(5,883)	(5,620)

Cash and cash equivalents at beginning of period	33,550	20,525

Cash and cash equivalents at end of period	$27,667	$14,905

Supplemental cash flow information:
Interest paid on deposits	$2,292	$2,815
Interest paid on borrowings	1,070	987
Income taxes paid	17	7

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2008 is not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s most recent Annual Report on Form 10-K filed by the Company on September 12, 2008.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and the impairment of long-lived assets.

2. Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective July 1, 2008 and it did not have a material impact on the Company's consolidated financial statements. See Note 6 for more details.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective July 1, 2008, but has not elected to measure any permissible items at fair value. As a result, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In March 2007, the Emerging Task Force ("EITF") reached a consensus on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). Under this EITF, the Company is required to recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements.  The Company adopted the provision of this standard effective July 1, 2008. As a result of the adoption of EITF 06-10, the Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings of $457,000, net of tax.

In June 2007, the FASB ratified the consensus reached in EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).” EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified unvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified unvested equity awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. This statement became effective for the Company on July 1, 2008 and did not have a material impact on its consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The Company applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, and it did not have a material impact on the consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.

Earnings per share for the three month periods ended September 30, 2008 and September 30, 2007 have been computed as follows:

	Three Months Ended September 30,
	2008	2007

Net income applicable to common stock (in thousands)	$47	$521

Average number of shares issued	7,949,879	7,949,879
Less: average unallocated ESOP shares	(568,781)	(611,180)
Less: average treasury stock	(10,969)	-
Less: unvested restricted stock awards	(317,996)	-
Average number of basic shares outstanding	7,052,133	7,338,699

Plus: dilutive unvested restricted stock awards	37,426	-
Plus: dilutive stock option shares	-	-
Average number of diluted shares outstanding	7,089,559	7,338,699

Basic earnings per share	$0.01	$0.07
Diluted earnings per share	$0.01	$0.07

4. Dividends

On July 29, 2008, the Company declared a cash dividend of $0.03 per common share which was paid on August 28, 2008 to stockholders of record as of the close of business on August 13, 2008. On October 28, 2008, the Company declared a cash dividend of $0.03 per common share that will be paid on November 26, 2008 to stockholders of record as of November 12, 2008.

5. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $78.1 million at September 30, 2008, compared to $71.9 million as of June 30, 2008. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

6. Fair Value of Financial Assets and Liabilities

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

    The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2008:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Securities available for sale	$933	$122,510	$-	$123,443
Total assets at fair value	$933	$122,510	$-	$123,443

The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, mortgage-backed securities, and common stocks. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.

    Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2008.

				Quarter Ended
(Dollars in thousands)	Level 1	Level 2	Level 3	September 30, 2008
Loans	$-	$3,100	$-	$(327)
Total assets	$-	$3,100	$-	$(327)

    The amount of loans represents the carrying value of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, relevant legal, physical and economic factors. The resulting gain was recognized in earnings through the provision for loan loss.

7. Subsequent Events

 Subsequent to September 30, 2008, the Company received a cash payment in the amount of $621,000 for a loan relationship that was classified as impaired as of September 30, 2008. The $621,000 reduced impaired loans by $364,000, and resulted in a $257,000 loan loss recovery. If the Company had received this payment by September 30, 2008, it would have adjusted our ratios to 1.16% non-performing loans to total loans, 0.79% non-performing assets to total assets, 83.78% allowance for loan losses to non-performing loans, and 0.97% allowance for loan losses to total loans as of September 30, 2008.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2008 and June 30, 2008 and our consolidated results of operations for the three months ended September 30, 2008 and September 30, 2007 and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Comparison of Financial Condition (unaudited) At September 30, 2008 and June 30, 2008

Overview

Total Assets The Company’s total assets increased by $7.7 million, or 1.4%, from $543.8 million at June 30, 2008 to $551.5 million at September 30, 2008. Net loans, including loans held for sale, increased $13.9 million, or 3.8%, to $374.6 million at September 30, 2008. A partial offset to this increase was a decrease in federal funds sold and other short-term investments of $8.1 million, or 28.6%, to $20.3 million at September 30, 2008. Also, securities available for sale decreased by $449,000, or 0.4%, to $123.4 million at September 30, 2008. Each of these changes is discussed below.

Investment Activities. Cash and cash equivalents decreased by $5.9 million, or 17.5%, from $33.6 million at June 30, 2008 to $27.7 million at September 30, 2008. Securities available for sale decreased $449,000, or 0.4%, to $123.4 million at September 30, 2008. An increase in mortgage-backed securities was more than offset by declines in obligations issued by government-sponsored enterprises and common stock. At September 30, 2008, the Company’s available-for-sale portfolio amounted to $123.4 million, or 22.4% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30,		At June 30,
	2008		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$31,663	$31,811	$36,962	$37,196
Mortgage-backed securities	91,491	90,699	85,892	85,433
Total debt securities	123,154	122,510	122,854	122,629

Marketable equity securities:
Common stock	1,246	933	1,661	1,263
Total marketable equity securities	1,246	933	1,661	1,263
Total securities available for sale	124,400	123,443	124,515	123,892
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$129,633	$128,676	$129,748	$129,125

Net Loans. Total net loans, excluding loans held for sale, at September 30, 2008 were $374.2 million, an increase of $14.3 million, or 4.0%, from $359.9 million at June 30, 2008. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2008		At June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$126,575	33.74%	$121,864	33.75%
Commercial	118,970	31.71	117,636	32.58
Home equity	59,190	15.78	57,790	16.01
Construction	12,925	3.44	11,308	3.13
Total mortgage loans on real estate	317,660	84.66	308,598	85.47

Other loans:
Commercial	37,459	9.98	32,509	9.00
Consumer	20,080	5.35	19,967	5.53
Total other loans	57,539	15.34	52,476	14.53
Total loans	375,199	100.00%	361,074	100.00%
Other items:
Net deferred loan costs	2,398		2,257
Allowance for loan losses	(3,380)		(3,453)

Total loans, net	$374,217		$359,878

Commercial loans increased $5.0 million, or 15.2%, to $37.5 million, and commercial real estate loans increased $1.3 million, or 1.1%, to $119.0 million. Residential mortgage loans increased $4.7 million, or 3.9%, to $126.6 million. Construction loans increased $1.6 million, or 14.3%, to $12.9 million, and home equity loans increased $1.4 million, or 2.4%, to $59.2 million. Consumer loans also increased by $113,000, or 0.6%, to $20.1 million at September 30, 2008.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At June 30,
	2008	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$892	$684
Commercial mortgage	1,086	703
Commercial	2,374	3,212
Home equity, consumer and other	353	226
Total non-accrual loans	4,705	4,825

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	4,705	4,825
Other real estate owned	-	-
Total non-performing assets	$4,705	$4,825

Ratios:
Non-performing loans to total loans	1.25%	1.34%
Non-performing assets to total assets	0.85%	0.89%

           Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-accrual loans totaled $4.7 million, or 0.85% of total assets, at September 30, 2008 compared to $4.8 million, or 0.89% of total assets, at June 30, 2008. The decrease of $120,000 in non-accrual loans was mainly attributable to a charge-off of $510,000 for a commercial loan. Our loan portfolio has not been affected by loans to sub-prime borrowers since the Company has not historically originated loans to these customers.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2008, impaired loans totaled $3.1 million with an established valuation allowance of $819,000.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$3,453	$2,810
Charge-offs:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	(568)	-
Consumer and other	(14)	(2)
Total other loans	(582)	(2)
Total charge-offs	(582)	(2)
Recoveries:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	4	2
Consumer and other	1	2
Total other loans	5	4
Total recoveries	5	4
Net (charge-offs) recoveries	(577)	2
Provision for loan losses	504	82
Balance at end of period	$3,380	$2,894

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.16%)	0.00%
Allowance for loan losses to non-performing loans at end of period	71.84%	79.22%
Allowance for loan losses to total loans at end of period	0.90%	0.85%

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2008		2008
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$36,843	10.73%	$36,619	11.05%
Savings deposits	69,993	20.36	66,492	20.06
Money market	27,202	7.92	22,138	6.68
NOW accounts	20,011	5.83	16,797	5.07
Total transaction accounts	154,049	44.84	142,046	42.86
Certificates of deposit	189,468	55.16	189,395	57.14

Total deposits	$343,517	100.00%	$331,441	100.00%

Deposits increased $12.1 million, or 3.6%, to $343.5 million at September 30, 2008 from $331.4 million at June 30, 2008. There were increases in money market accounts of $5.1 million, increases in savings accounts of $3.5 million, increases in NOW accounts of $3.2 million, increases in demand accounts of $224,000, and increases in time deposits of $73,000 from June 30, 2008 to September 30, 2008.

Borrowings include advances from the Federal Home Loan Bank of Boston (FHLB) as well as securities sold under agreements to repurchase, and have decreased $5.3 million, or 4.7%, to $103.4 million at September 30, 2008 from $108.7 million at June 30, 2008. Repayment of advances from the FHLB accounted for a $6.0 million decrease offset by an increase in repurchase agreements of $755,000.

Stockholders’ Equity The Company repurchased 87,009 shares of Company stock, at an average price of $10.41 per share, in the first quarter of fiscal 2008 to fund part of the Stock Repurchase Program announced in May 2008, contributing to an overall decrease in stockholders’ equity of $1.3 million, to $99.1 million at September 30, 2008, compared to $100.4 million at June 30, 2008.  Our ratio of capital to total assets decreased to 18.0% as of September 30, 2008, from 18.5% as of June 30, 2008.

Comparison of Operating Results (unaudited) for the Three Months Ended September 30, 2008 and September 30, 2007

Net Income. Net income for the three months ended September 30, 2008 was $47,000, or $0.01 per fully diluted share, as compared to $521,000 for the same period in 2007. This decrease in net income was primarily the result of an increase in the provision for loan losses of $422,000 for the three months ended September 30, 2008 compared to the same period in 2007. The increase in the provision for loan losses is due to increases in loan delinquencies, growth in the loan portfolio, and general economic conditions. There was also an increase in non-interest expense for the three months ended September 30, 2008 which was primarily due to an increase in salary and employee benefit expenses, including expenses for the equity incentive plan of $257,000. For the three month period ended September 30, 2008, net interest income increased by $236,000 compared to the three month period ended September 30, 2007. Non-interest income, including net gains and losses on sales of securities and loans decreased by $13,000 compared to the three month period ended September 30, 2007.

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

	Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$366,216	$5,571	6.08%	$337,016	$5,573	6.61%
Investment securities	129,740	1,463	4.51%	145,629	1,703	4.68%
Federal funds sold and other	15,241	76	1.99%	5,515	75	5.44%
Total interest earning assets	511,197	7,110	5.56%	488,160	7,351	6.02%
Non-interest earning assets	32,730			30,402
Total assets	$543,927			$518,562

Interest-bearing liabilities:
Savings deposits	$67,992	309	1.82%	$68,399	489	2.86%
Money market	25,548	118	1.85%	20,671	143	2.77%
NOW and other checking accounts	50,270	36	0.29%	51,133	42	0.33%
Certificates of deposit	188,455	1,830	3.88%	176,590	2,141	4.85%
Total deposits	332,265	2,293	2.76%	316,793	2,815	3.55%
Borrowed funds	105,927	1,070	4.04%	92,693	1,025	4.42%
Total interest-bearing liabilities	438,192	3,363	3.07%	409,486	3,840	3.75%
Non-interest bearing liabilities	5,482			12,999
Total liabilities	443,674			422,485
Equity	100,253			96,077
Total Liabilities and equity	$543,927			$518,562

Net interest income		$3,747			$3,511
Net interest rate spread (3)			2.49%			2.27%
Net interest-earning assets (4)	$73,005			$78,674

Net interest margin (5)			2.93%			2.88%
Average interest-earning assets to interest-bearing liabilities			116.66%			119.21%

(1) Yields and rates for the three months ended September 30, 2008 and 2007 are annualized.
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

	Three Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$463	$(465)	$(2)
Investment securities	(181)	(59)	(240)
Federal funds sold and other	71	(70)	1
Total interest income	353	(594)	(241)

Interest expense:
Savings deposits	(3)	(177)	(180)
Money market	29	(54)	(25)
NOW and other checking accounts	(1)	(5)	(6)
Certificates of deposits	137	(448)	(311)
Total deposits	162	(684)	(522)
Borrowed funds	138	(93)	45
Total interest expense	300	(777)	(477)
Change in net interest income	$53	$183	$236

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended September 30, 2008 was $3.7 million, an increase of $236,000, or 6.7%, over the same period of 2007, due to a decrease in the average cost of funds of 68 basis points to 3.07% for the three months ended September 30, 2008 and an increase in average interest earning assets of $23.0 million for the three months ended September 30, 2008 over the same period in 2007.

Interest income. Interest income for the three months ended September 30, 2008 decreased $241,000, or 3.3%, to $7.1 million over the same period of 2007. This decrease was primarily due to a decrease in the average balance of investment securities of $15.9 million, or 10.9%, for the three months ended September 30, 2008. For the three months ended September 30, 2008, average outstanding net loans increased $29.2 million, or 8.7%, from the average for the three month period ended September 30, 2007, primarily as a result of the growth in commercial and residential mortgage loan portfolios. The average yield on interest earning assets decreased 46 basis points to 5.56% for the three months ended September 30, 2008, compared to 6.02% for the same period in 2007.

Interest Expense. Interest expense decreased $477,000, or 12.4%, to $3.4 million for the three months ended September 30, 2008. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 3.07% for the three months ended September 30, 2008, a decrease of 68 basis points from a cost of funds of 3.75% for the same period in 2007.

Provision for Loan Losses. The Company’s provision for loan loss expense was $504,000 for the three months ended September 30, 2008 compared to $82,000 for the three months ended September 30, 2007. The increase in the provision for loan losses is due to increases in loan delinquencies, growth in the loan portfolio, and general economic conditions. The Company’s total allowance for loan losses increased by $486,000, to $3.4 million, or 0.90% of total loans for the three months ended September 30, 2008 compared to $2.9 million, or 0.85% of total loans for the three months ended September 30, 2007.

Non-interest Income. Total non-interest income totaled $540,000 for the three months ended September 30, 2008, a decrease of $13,000 from the same period a year ago. This decrease is mainly due to a net loss on the sales and write-downs of securities of $88,000, which included an impairment charge of $136,000 for the Company’s investments in AIG and Wachovia Bank.

Non-interest Expense. Non-interest expense increased $438,000, or 13.4%, to $3.7 million for the three months ended September 30, 2008 compared to the same period for 2007. This increase was primarily due to an increase in salary and employee benefit expenses, including expenses for the equity incentive plan of $257,000. Occupancy and equipment expenses increased by $51,000 during the three months ended September 30, 2008, and data processing expenses increased slightly by $25,000 during the three months ended September 30, 2008, compared to such expenses for the same period in 2007. Advertising expenses decreased $56,000 during the three months ended September 30, 2008, and other general and administrative expenses decreased $23,000, for the three months ended September 30, 2008 from the same period in 2007.

Income Taxes. Income tax expense decreased $163,000, or 88.1%, to $22,000, for the three months ended September 30, 2008. Our combined federal and state effective tax rate was 31.9% for the three months ended September 30, 2008 compared to 26.2% for the three months ended September 30, 2007.

Minimum Regulatory Capital Requirements. As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. The Company’s capital amounts and ratios as of September 30, 2008 (unaudited) and June 30, 2008 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008:

Total capital (to risk weighted assets):
Consolidated	$102,715	26.9%	$30,524	8.0%	N/A	N/A
Bank	71,332	19.0	29,959	8.0	$37,449	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	99,335	26.0	15,262	4.0	N/A	N/A
Bank	67,952	18.1	14,980	4.0	22,469	6.0

Tier 1 capital (to average assets):
Consolidated	99,335	18.3	21,750	4.0	N/A	N/A
Bank	67,952	13.1	20,723	4.0	25,904	5.0

As of June 30, 2008:

Total capital (to risk weighted assets):
Consolidated	$103,836	27.6%	$30,065	8.0%	N/A	N/A
Bank	71,476	19.4	29,496	8.0	$36,870	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	100,383	26.7	15,032	4.0	N/A	N/A
Bank	68,023	18.5	14,748	4.0	22,122	6.0

Tier 1 capital (to average assets):
Consolidated	100,383	19.1	21,019	4.0	N/A	N/A
Bank	68,023	13.7	19,868	4.0	24,835	5.0

Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by the Company’s Chief Financial Officer, who monitors on a daily basis the adequacy of the Company’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews the Company’s liquidity on a monthly basis, and by the Board of Directors of the Company, which reviews the adequacy of our liquidity resources on a quarterly basis.

The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2008, cash and due from banks, and short-term investments totaled $27.7 million or 5.0% of total assets.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Over the past several years, the Company has expanded its use of FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans.

The Company uses it’s liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2008 and the respective maturity dates:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(In Thousands)
As of September 30, 2008
Federal Home Loan Bank of Boston advances	$89,447	$24,026	$27,164	$27,257	$11,000
Lease commitments	2,991	269	539	428	1,755
Securities sold under agreements to repurchase	13,978	13,978	-	-	-
Total contractual obligations	$106,416	$38,273	$27,703	$27,685	$12,755

    Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
	(Dollars In Thousands)
Commitments to grant loans (1)	$22,105	$14,876
Commercial loan lines-of-credit	18,104	17,384
Unused portions of home equity lines of credit (2)	27,479	27,887
Unused portion of construction loans (3)	7,310	8,636
Unused portion of mortgage loans	399	323
Unused portion of personal lines-of-credit (4)	1,952	2,006
Standby letters of credit (5)	735	775
Total loan commitments	$78,084	$71,887

(1) Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2) Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
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

Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the three months ended September 30, 2008. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

Item 4T: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended September 30, 2008. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In May 2008 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 397,493 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the first quarter of 2009 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 - July 31, 2008	-	$-	-	397,493
August 1, 2008 - August 31, 2008	4,293	$10.36	4,293	393,200
September 1, 2008 - September 30, 2008	82,716	$10.41	82,716	310,484
	87,009	$10.41	87,009

In the period from October 1, 2008 to October 31, 2008, the Company purchased an additional 146,888 shares under the repurchase program announced in May 2008, at an average price of $9.99 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of repurchases will depend on market conditions and other factors, at the discretion of the management of the Company. There is no assurance that the Company will repurchase shares during any period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on November 6, 2008:

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Thomas V. Foley	6,654,574	42,360
Stanley Kowalski, Jr.	6,657,825	39,109
Mary Ellen Scott	6,658,276	38,658
Stuart F. Young, Jr.	6,652,995	43,939

2.
The appointment of Wolf &Company, P.C. as the independent registered public accounting firm of Hampden Bancorp, Inc. for the fiscal year ending June 30, 2009 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
6,675,863	16,056	5,015

Item 5. Other Information

Not applicable.

Item 6. Exhibits
3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Bylaws of Hampden Bancorp, Inc.(2)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)

10.2.2	Pledge Agreement(4)

10.2.3	Promissory Note(4)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)

10.6	Form of Hampden Bank Change in Control Agreement(4)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (5)

10.12	2008 Equity Incentive Plan (6)

10.13	Form of Restricted Stock Agreement (7)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (7)

14.0	Hampden Bancorp, Inc. Code of Conduct (5)

21.0	List of Subsidiaries (5)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-33144) as filed with the SEC on January 19, 2007.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 12, 2008.
(6)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended March 31, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: November 13, 2008	/s/ Thomas R. Burton

Thomas R. Burton
President and Chief Executive Officer

Date: November 13, 2008	/s/ Robert A. Massey

Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer