Form 10-Q
period 2008-12-31
Hampden Bancorp, Inc.
filed 2009-02-13
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of February 5, 2009, there were 7,540,456 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,	June 30,
	2008	2008
	(Unaudited)
Cash and due from banks	$7,262	$5,090
Federal funds sold and other short-term investments	10,261	28,460
Cash and cash equivalents	17,523	33,550

Securities available for sale, at fair value	115,445	123,892
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	987	895
Loans, net of allowance for loan losses of $3,912
at December 31, 2008 and $3,453 at June 30, 2008	387,480	359,878
Premises and equipment, net	4,359	4,330
Accrued interest receivable	2,029	2,093
Deferred tax asset	2,906	2,853
Bank-owned life insurance	9,705	9,475
Other assets	1,567	1,633
	$547,234	$543,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$346,623	$331,441
Securities sold under agreements to repurchase	13,216	13,223
Short-term borrowings	10,000	-
Long-term debt	77,766	95,477
Mortgagors' escrow accounts	831	741
Accrued expenses and other liabilities	2,316	2,502
Total liabilities	450,752	443,384

Commitments and contingencies (Note 5)

Preferred Stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common Stock ($.01 par value, 25,000,000 shares authorized and 7,949,879 shares issued at December 31, 2008 and June 30, 2008; 7,552,386 outstanding at December 31, 2008 and
7,949,879 outstanding at June 30, 2008)	79	79
Additional paid-in-capital	77,479	77,276
Unearned Compensation - ESOP (551,192 shares unallocated at December 31, 2008 and
572,391 shares unallocated at June 30, 2008)	(5,512)	(5,759)
Unearned Compensation - equity incentive plan	(2,567)	(2,902)
Retained Earnings	31,477	32,131
Accumulated other comprehensive loss	(487)	(377)
Treasury Stock (397,493 shares at December 31, 2008)	(3,987)	-
Total stockholders' equity	96,482	100,448
	$547,234	$543,832

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,734	$5,649	$11,304	$11,222
Debt securities	1,404	1,448	2,821	2,885
Dividends	38	160	86	425
Federal funds sold and other short-term investments	19	159	94	233
Total interest and dividend income	7,195	7,416	14,305	14,765

Interest expense:
Deposits	2,203	2,494	4,495	5,309
Borrowings	954	1,158	2,024	2,183
Total interest expense	3,157	3,652	6,519	7,492

Net interest income	4,038	3,764	7,786	7,273
Provision for loan losses	308	84	812	166
Net interest income, after provision for loan losses	3,730	3,680	6,974	7,107

Non-interest income:
Customer service fees	399	384	804	805
Gain (loss) on sales/write-downs of securities, net	(63)	58	(151)	58
Gain on sales of loans, net	31	29	50	45
Increase in cash surrender value of life insurance	114	79	230	156
Other	90	63	178	104
Total non-interest income	571	613	1,111	1,168

Non-interest expense:
Salaries and employee benefits	2,309	1,938	4,640	3,828
Occupancy and equipment	395	349	767	676
Data processing services	208	187	416	371
Advertising	219	334	411	582
Other general and administrative	897	719	1,509	1,345
Total non-interest expense	4,028	3,527	7,743	6,802

Income before income taxes	273	766	342	1,473

Income tax expense	83	613	105	798

Net income	$190	$153	$237	$675

Earnings per share
Basic	$0.03	$0.02	$0.03	$0.09
Diluted	$0.03	$0.02	$0.03	$0.09

Weighted average shares outstanding
Basic	6,804,992	7,349,337	6,929,432	7,344,018
Diluted	6,850,086	7,349,337	6,970,692	7,344,018

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Loss	Stock	Total
	(Unaudited)
Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$-	$31,933	$(1,002)	$-	$102,018

Culmulative effect of change to initially apply FASB Statement No. 156, net of tax effect	-	-	-	-	-	133	-	-	133
Comprehensive income:
Net income	-	-	-	-	-	675	-	-	675
Change in net unrealized loss on securities available for sale, net of tax effects	-	-	-	-	-	-	1,177	-	1,177
Total comprehensive income									1,852
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(420)	-	-	(420)
ESOP shares committed to be allocated (21,200 shares)	-	-	10	212	-	-	-	-	222

Balance at December 31, 2007	7,949,879	$79	$77,166	$(5,936)	$-	$32,321	$175	$-	$103,805

Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448

Culmulative effect of change to initially apply EITF 06-10, net of tax effect	-	-	-	-	-	(457)	-	-	(457)
Comprehensive income:
Net income	-	-	-	-	-	237	-	-	237
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(110)	-	(110)
Total comprehensive income									127
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(434)	-	-	(434)
Common stock repurchased	(397,493)	-	-	-	-	-	-	(3,987)	(3,987)
Stock-based compensation	-	-	178	-	335	-	-	-	513
ESOP shares committed to be allocated (21,200 shares)	-	-	25	247	-	-	-	-	272

Balance at December 31, 2008	7,552,386	$79	$77,479	$(5,512)	$(2,567)	$31,477	$(487)	$(3,987)	$96,482

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$237	$675
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	812	166
Net accretion of securities	(31)	(22)
Loss on impairment of securities	204	-
Depreciation and amortization	327	308
Gain on sales of securities, net	(53)	(58)
Loans originated for sale	(5,622)	(8,944)
Proceeds from loan sales	5,580	8,856
Gain on sales of loans, net	(50)	(45)
Increase in cash surrender value of bank-owned
life insurance	(230)	(156)
Deferred tax provision	-	418
Employee Stock Ownership Plan expense	272	222
Stock-based compensation	513	-
Net change in:
Accrued interest receivable	64	209
Other assets	66	(190)
Accrued expenses and other liabilities	(643)	272
Net cash provided by operating activities	1,446	1,711

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	484	20,800
Maturities and calls	16,493	30,638
Principal payments	10,166	7,507
Purchases	(18,979)	(33,354)
Purchase of Federal Home Loan Bank stock	-	(626)
Loan originations, net	(28,414)	(15,856)
Premiums paid on bank-owned life insurance	-	(287)
Purchase of premises and equipment	(356)	(424)
Net cash provided (used) by investing activities	(20,606)	8,398

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended December 31,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	15,182	(18,622)
Net change in repurchase agreements	(7)	587
Net change in short-term borrowings	10,000	1,000
Proceeds from long-term debt	2,655	26,720
Repayment of long-term debt	(20,366)	(7,000)
Repurchase of common stock	(3,987)	-
Payment of dividends on common stock	(434)	(420)
Net change in mortgagors' escrow accounts	90	101
Net cash provided by financing activities	3,133	2,366

Net change in cash and cash equivalents	(16,027)	12,475

Cash and cash equivalents at beginning of period	33,550	20,525

Cash and cash equivalents at end of period	$17,523	$33,000

Supplemental cash flow information:
Interest paid on deposits	$4,495	$5,309
Interest paid on borrowings	2,024	1,846
Income taxes paid	18	7

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and consolidation

The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts chartered stock savings bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan (the “ESOP”) to allow it to purchase shares of the Company’s common stock as part of the completion of the initial public offering. Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of December 31, 2008 and for the interim periods ended December 31, 2008 and 2007 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2008 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s most recent Annual Report on Form 10-K filed by the Company on September 12, 2008.

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

2. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007),“Business Combinations” (“SFAS 141R”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the accounting treatment for certain specific items and expands disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. This statement is not applicable to the Company and will, therefore, not have an impact on it’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 effective July 1, 2008 and it did not have a material impact on the Company's consolidated financial statements. See Note 6 for more details.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Statement's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective July 1, 2008, but has not elected to measure any permissible items at fair value. As a result, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement is not applicable to the Company and will, therefore, not have an impact on its consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached in EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified unvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified unvested equity awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. This Statement became effective for the Company on July 1, 2008 and did not have a material impact on its consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The Company applied the guidance contained in FSP 157-3 in determining fair values at December 31, 2008, and it did not have a material impact on the consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and will be effective for the Company in the third quarter of fiscal 2009. The Company is in the process of evaluating the potential impacts of FSP 99-20-1 on its consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released.

      Earnings per share for the three and six month periods ended December 31, 2008 and December 31, 2007 have been computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net income applicable to common stock (in thousands)	$190	$153	$237	$675

Average number of shares issued	7,949,879	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(559,881)	(600,542)	(563,462)	(605,861)
Less: average treasury stock	(267,010)	-	(138,989)	-
Less: average unvested restricted stock awards	(317,996)	-	(317,996)	-
Average number of basic shares outstanding	6,804,992	7,349,337	6,929,432	7,344,018

Plus: dilutive unvested restricted stock awards	45,094	-	41,260	-
Plus: dilutive stock option shares	-	-	-	-
Average number of diluted shares outstanding	6,850,086	7,349,337	6,970,692	7,344,018

Basic earnings per share	$0.03	$0.02	$0.03	$0.09
Diluted earnings per share	$0.03	$0.02	$0.03	$0.09

There were 595,000 stock options for the three and six months ended December 31, 2008 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

On October 28, 2008, the Company declared a cash dividend of $0.03 per common share which was paid on November 26, 2008 to stockholders of record as of the close of business on November 12, 2008.

5. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $83.1 million at December 31, 2008, compared to $71.9 million as of June 30, 2008. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Securities available for sale	$679	$114,766	$-	$115,445
Total assets at fair value	$679	$114,766	$-	$115,445

       The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, mortgage-backed securities and common stocks. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.

       Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008.

	Level 1	Level 2	Level 3	Gains/(Losses) Three Months Ended December 31, 2008	Gains/(Losses) Six Months Ended December 31, 2008
	(Dollars in thousands)
Loans	$-	$1,283	$-	$425	$752
Total assets	$-	$1,283	$-	$425	$752

       The amount of loans represents the carrying value of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The resulting gain was recognized in earnings through the provision for loan loss.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2008 and June 30, 2008 and our consolidated results of operations for the three and six months ended December 31, 2008 and December 31, 2007 and should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

Comparison of Financial Condition (unaudited) at December 31, 2008 and June 30, 2008

Overview

   Total Assets The Company’s total assets increased by $3.4 million, or 0.6%, from $543.8 million at June 30, 2008 to $547.2 million at December 31, 2008. Net loans, including loans held for sale, increased $27.7 million, or 7.7%, to $388.5 million at December 31, 2008. A partial offset to this increase was a decrease in federal funds sold and other short-term investments of $18.2 million, or 63.9%, to $10.3 million at December 31, 2008. Also, securities available for sale decreased by $8.4 million, or 6.8%, to $115.4 million at December 31, 2008. Each of these changes is discussed below.

   Investment Activities. Cash and cash equivalents decreased by $16.0 million, or 47.8%, from $33.6 million at June 30, 2008 to $17.5 million at December 31, 2008. Securities available for sale decreased $8.4 million, or 6.8%, to $115.4 million at December 31, 2008. An increase in mortgage-backed securities was more than offset by declines in obligations issued by government-sponsored enterprises and common stock. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At December 31,		At June 30,
	2008		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$22,968	$23,311	$36,962	$37,196
Mortgage-backed securities	92,085	91,455	85,892	85,433
Total debt securities	115,053	114,766	122,854	122,629

Marketable equity securities:
Common stock	1,178	679	1,661	1,263
Total marketable equity securities	1,178	679	1,661	1,263
Total securities available for sale	116,231	115,445	124,515	123,892
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$121,464	$120,678	$129,748	$129,125

       Net Loans. Total net loans, excluding loans held for sale of $987,000, at December 31, 2008 were $387.5 million, an increase of $27.6 million, or 7.7%, from $359.9 million at June 30, 2008. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31, 2008		At June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$127,167	32.70%	$121,864	33.75%
Commercial	125,081	32.16	117,636	32.58
Home equity	59,595	15.32	57,790	16.01
Construction	15,209	3.91	11,308	3.13
Total mortgage loans on real estate	327,052	84.10	308,598	85.47

Other loans:
Commercial	41,364	10.64	32,509	9.00
Consumer	20,480	5.27	19,967	5.53
Total other loans	61,844	15.90	52,476	14.53
Total loans	388,896	100.00%	361,074	100.00%
Other items:
Net deferred loan costs	2,496		2,257
Allowance for loan losses	(3,912)		(3,453)

Total loans, net	$387,480		$359,878

Commercial loans increased $8.9 million, or 27.2%, to $41.4 million, and commercial real estate loans increased $7.4 million, or 6.3%, to $125.1 million. Residential mortgage loans increased $5.3 million, or 4.4%, to $127.2 million. Construction loans increased $3.9 million, or 34.5%, to $15.2 million, and home equity loans increased $1.8 million, or 3.1%, to $59.6 million. Consumer loans also increased by $513,000, or 2.6%, to $20.5 million at December 31, 2008.

       Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2008	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$2,115	$684
Commercial mortgage	1,216	703
Construction	1,224	-
Commercial	1,615	3,212
Home equity, consumer and other	419	226
Total non-accrual loans	6,589	4,825

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	6,589	4,825
Other real estate owned	-	-
Total non-performing assets	$6,589	$4,825

Ratios:
Non-performing loans to total loans	1.69%	1.34%
Non-performing assets to total assets	1.20%	0.89%

               Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-accrual loans totaled $6.6 million, or 1.20% of total assets, at December 31, 2008 compared to $4.8 million, or 0.89% of total assets, at June 30, 2008. There was an increase in residential mortgage non-accrual loans of $1.4 million, an increase in construction non-accrual loans of $1.2 million, an increase in commercial real estate non-accrual loans of $513,000 and an increase in consumer non-accrual loans of $193,000 at December 31, 2008. These increases were partially offset by a decrease in commercial non-accrual loans of $1.6 million at December 31, 2008.

   A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2008, impaired loans totaled $3.8 million with an established valuation allowance of $394,000.

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

        The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$3,380	$2,894	$3,453	$2,810
Charge-offs:
Mortgage loans on real estate	-	(28)	-	(28)
Other loans:
Commercial business	-	-	(568)	-
Consumer and other	(33)	(5)	(47)	(6)
Total other loans	(33)	(5)	(615)	(6)
Total charge-offs	(33)	(33)	(615)	(34)
Recoveries:
Mortgage loans on real estate	-	26	-	26
Other loans:
Commercial business	257	-	261	2
Consumer and other	-	1	1	2
Total other loans	257	1	262	4
Total recoveries	257	27	262	30
Net (charge-offs) recoveries	224	(6)	(353)	(4)
Provision for loan losses	308	84	812	166
Balance at end of period	$3,912	$2,972	$3,912	$2,972

Ratios:
Net (charge-offs) recoveries to average loans outstanding	0.06%	0.00%	(0.09%)	0.00%
Allowance for loan losses to non-performing loans at end of period	59.37%	82.74%	59.37%	82.74%
Allowance for loan losses to total loans at end of period	1.01%	0.86%	1.01%	0.86%

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2008		2008
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$36,086	10.41%	$36,619	11.05%
Savings deposits	65,941	19.00	66,492	20.06
Money market	33,054	9.54	22,138	6.68
NOW accounts	21,997	6.35	16,797	5.07
Total transaction accounts	157,078	45.32	142,046	42.86
Certificates of deposit	189,545	54.68	189,395	57.14

Total deposits	$346,623	100.00%	$331,441	100.00%

   Deposits increased $15.2 million, or 4.6%, to $346.6 million at December 31, 2008 from $331.4 million at June 30, 2008. There were increases in money market accounts of $10.9 million, increases in NOW accounts of $5.2 million, and increases in time deposits of $150,000 from June 30, 2008 to December 31, 2008. A partial offset to these increases were decreases in savings accounts of $551,000, and decreases in demand accounts of $533,000 from June 30, 2008 to December 31, 2008.

   Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”) as well as securities sold under agreements to repurchase, and have decreased $7.7 million, or 7.1%, to $101.0 million at December 31, 2008 from $108.7 million at June 30, 2008. Repayment of advances from the FHLB accounted for a $7.7 million decrease and repurchase agreements accounted for a $7,000 decrease.

   Stockholders’ Equity. The Company repurchased 397,493 shares of Company stock, at an average price of $10.03 per share, in the first and second quarters of fiscal 2009 pursuant to the completion of the Company’s stock repurchase program announced in May 2008, contributing to an overall decrease in stockholders’ equity of $3.9 million, to $96.5 million at December 31, 2008, compared to $100.4 million at June 30, 2008.  Our ratio of capital to total assets decreased to 17.6% as of December 31, 2008, from 18.5% as of June 30, 2008. On December 1, 2008, the Company announced that due to its strong capital position it did not apply for participation in the U.S. Treasury’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program (“TARP”).

Comparison of Operating Results (unaudited) for the Three Months Ended December 31, 2008 and December 31, 2007

   Net Income. Net income for the three months ended December 31, 2008 was $190,000, or $0.03 per fully diluted share, as compared to $153,000, or $0.02 per fully diluted share, for the same period in 2007. For the three month period ended December 31, 2008, net interest income increased by $274,000 compared to the three month period ended December 31, 2007. A partial offset to this increase was an increase in the provision for loan loss of $224,000 for the three months ended December 31, 2008 compared to the same period in 2007. The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, growth in the loan portfolio, and general economic conditions. There was also an increase in non-interest expense for the three months ended December 31, 2008 of $501,000, which was primarily due to an increase in salary and employee benefit expenses, including expenses for the equity incentive plan, of $371,000. Non-interest income, including net gains and losses on sales and write-downs of securities decreased by $42,000 compared to the three month period ended December 31, 2007. For the three month period ended December 31, 2008, there was a net loss on the sales and write-downs of investment securities of $63,000, including a charge for other than temporary impairment of $68,000.

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

	Three Months Ended December 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$383,775	$5,734	5.98%	$342,957	$5,649	6.59%
Investment securities	124,961	1,442	4.62%	131,910	1,608	4.88%
Federal funds sold and other	5,065	19	1.50%	12,768	159	4.98%
Total interest earning assets	513,801	7,195	5.60%	487,635	7,416	6.08%
Non-interest earning assets	29,685			30,668
Total assets	$543,486			$518,303

Interest-bearing liabilities:
Savings deposits	$68,149	288	1.69%	$68,091	447	2.63%
Money market	29,968	129	1.72%	21,915	137	2.50%
NOW and other checking accounts	51,900	40	0.31%	48,695	37	0.30%
Certificates of deposit	187,594	1,746	3.72%	162,061	1,873	4.62%
Total deposits	337,611	2,203	2.61%	300,762	2,494	3.32%
Borrowed funds	102,453	954	3.72%	106,946	1,158	4.33%
Total interest-bearing liabilities	440,064	3,157	2.87%	407,708	3,652	3.58%
Non-interest bearing liabilities	6,200			6,601
Total liabilities	446,264			414,309
Equity	97,222			103,994
Total Liabilities and equity	$543,486			$518,303

Net interest income		$4,038			$3,764
Net interest rate spread (3)			2.73%			2.50%
Net interest-earning assets (4)	$73,737			$79,927

Net interest margin (5)			3.14%			3.09%
Average interest-earning assets to interest-bearing liabilities			116.76%			119.60%

(1) Yields and rates for the three months ended December 31, 2008 and 2007 are annualized.
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

	Three Months Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$637	$(552)	$85
Investment securities	(82)	(84)	(166)
Federal funds sold and other	(65)	(75)	(140)
Total interest income	490	(711)	(221)

Interest expense:
Savings deposits	0	(159)	(159)
Money market	42	(50)	(8)
NOW and other checking accounts	2	1	3
Certificates of deposits	269	(396)	(127)
Total deposits	314	(605)	(291)
Borrowed funds	(47)	(157)	(204)
Total interest expense	266	(761)	(495)
Change in net interest income	$224	$50	$274

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended December 31, 2008 was $4.0 million, an increase of $274,000, or 7.3%, over the same period of 2007. This was due to a decrease in the average cost of funds of 71 basis points to 2.87% for the three months ended December 31, 2008 and an increase in average interest earning assets of $26.2 million for the three months ended December 31, 2008 over the same period in 2007.

Interest income. Interest income for the three months ended December 31, 2008 decreased $221,000, or 3.0%, to $7.2 million over the same period of 2007. This decrease was primarily due to a decrease in the average balance of investment securities of $6.9 million, or 5.3%, and a decrease in the average balance of fed funds sold and other of $7.7 million, or 60.3%, for the three months ended December 31, 2008. For the three months ended December 31, 2008, average outstanding net loans increased $40.8 million, or 11.9%, from the average for the three month period ended December 31, 2007, primarily as a result of the growth in commercial and residential mortgage loan portfolios. The average yield on interest earning assets decreased 48 basis points to 5.60% for the three months ended December 31, 2008, compared to 6.08% for the same period in 2007.

    Interest Expense. Interest expense decreased $495,000, or 13.6%, to $3.2 million for the three months ended December 31, 2008. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.87% for the three months ended December 31, 2008, a decrease of 71 basis points from a cost of funds of 3.58% for the same period in 2007.

   Provision for Loan Losses. The Company’s provision for loan loss expense was $308,000 for the three months ended December 31, 2008 compared to $84,000 for the three months ended December 31, 2007. The increase in the provision for loan losses is due to increases in loan delinquencies, increase in non-accrual loans, growth in the loan portfolio, and general economic conditions. The Company’s total allowance for loan losses increased by $940,000, of which $257,000 was due to a recovery of a commercial loan, to $3.9 million, or 1.01% of total loans as of December 31, 2008 compared to $3.0 million, or 0.86% of total loans as of December 31, 2007.

   Non-interest Income. Total non-interest income totaled $571,000 for the three months ended December 31, 2008, a decrease of $42,000 from the same period a year ago. This decrease is mainly due to a net loss on the sales and write-downs of securities of $63,000, including an impairment charge of $68,000.

   Non-interest Expense. Non-interest expense increased $501,000, or 14.2%, to $4.0 million for the three months ended December 31, 2008 compared to the same period for 2007. This increase was largely due to an increase in salary and employee benefit expenses related to expenses for the equity incentive plan of $255,000. During the three months ended December 31, 2008, salary and employee benefit expenses, other than those related to the equity incentive plan, increased $116,000, and other general and administrative expenses increased $178,000 which was mainly due to an increase in Federal Deposit Insurance Corporation (FDIC) and Depositors Insurance Fund (DIF) insurance expense of $163,000. Occupancy and equipment expenses increased by $46,000 during the three months ended December 31, 2008, and data processing expenses increased slightly by $21,000 during the three months ended December 31, 2008, compared to such expenses for the same period in 2007. Advertising expenses decreased $115,000 during the three months ended December 31, 2008 from the same period in 2007.

   Income Taxes. Income tax expense decreased $530,000, or 86.5%, to $83,000, for the three months ended December 31, 2008. Our combined federal and state effective tax rate was 30.4% for the three months ended December 31, 2008 compared to 80.0% for the three months ended December 31, 2007.  The 80.0% effective tax rate for the three months ended December 31, 2007 was due to a $350,000 adjustment to the Company’s valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation.

Comparison of Operating Results (unaudited) for the Six Months Ended December 31, 2008 and December 31, 2007

   Net Income. Net income for the six months ended December 31, 2008 was $237,000, or $0.03 per fully diluted share, as compared to $675,000, or $0.09 per fully diluted share, for the same period in 2007. This decrease in net income was primarily the result of an increase in the provision for loan losses of $646,000 for the six months ended December 31, 2008 compared to the same period in 2007. The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, growth in the loan portfolio, and general economic conditions. There was also an increase in non-interest expense for the six months ended December 31, 2008 of $941,000, which was primarily due to an increase in salary and employee benefit expenses, including expenses for the equity incentive plan, of $812,000. For the six month period ended December 31, 2008, net interest income increased by $513,000 compared to the six month period ended December 31, 2007. Non-interest income, including net gains and losses on sales and write-downs of securities decreased by $57,000 compared to the six month period ended December 31, 2007. For the six month period ended December 31, 2008, there was a net loss on the sales and write-downs of investment securities of $151,000, including a charge for other than temporary impairment of $204,000.

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

	Six Months Ended December 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$374,604	$11,304	6.04%	$339,986	$11,222	6.60%
Investment securities	127,351	2,907	4.57%	138,769	3,310	4.77%
Federal funds sold and other	10,153	94	1.85%	9,142	233	5.10%
Total interest earning assets	512,108	14,305	5.59%	487,897	14,765	6.05%
Non-interest earning assets	31,599			30,691
Total assets	$543,707			$518,588

Interest-bearing liabilities:
Savings deposits	$68,071	597	1.75%	$68,316	936	2.74%
Money market	27,758	247	1.78%	22,087	280	2.54%
NOW and other checking accounts	51,085	76	0.30%	49,102	79	0.32%
Certificates of deposit	188,024	3,575	3.80%	169,325	4,014	4.74%
Total deposits	334,938	4,495	2.68%	308,830	5,309	3.44%
Borrowed funds	104,190	2,024	3.89%	99,819	2,183	4.37%
Total interest-bearing liabilities	439,128	6,519	2.97%	408,649	7,492	3.67%
Non-interest bearing liabilities	5,841			6,658
Total liabilities	444,969			415,307
Equity	98,738			103,281
Total Liabilities and equity	$543,707			$518,588

Net interest income		$7,786			$7,273
Net interest rate spread (3)			2.62%			2.39%
Net interest-earning assets (4)	$72,980			$79,248

Net interest margin (5)			3.04%			2.98%
Average interest-earning assets to interest-bearing liabilities			116.62%			119.39%

(1) Yields and rates for the six months ended December 31, 2008 and 2007 are annualized.
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

	Six Months Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$1,089	$(1,007)	$82
Investment securities	(265)	(138)	(403)
Federal funds sold and other	23	(162)	(139)
Total interest income	848	(1,308)	(460)

Interest expense:
Savings deposits	(3)	(336)	(339)
Money market	62	(95)	(33)
NOW and other checking accounts	3	(6)	(3)
Certificates of deposits	412	(851)	(439)
Total deposits	474	(1,288)	(814)
Borrowed funds	93	(252)	(159)
Total interest expense	567	(1,540)	(973)
Change in net interest income	$281	$232	$513

(1) Includes loans held for sale.

Net interest income. Net interest income for the six months ended December 31, 2008 was $7.8 million, an increase of $513,000, or 7.1%, over the same period of 2007. This was due to a decrease in the average cost of funds of 70 basis points to 2.97% for the six months ended December 31, 2008 and an increase in average interest earning assets of $24.2 million for the six months ended December 31, 2008 over the same period in 2007.

Interest income. Interest income for the six months ended December 31, 2008 decreased $460,000, or 3.1%, to $14.3 million over the same period of 2007. This decrease was primarily due to a decrease in the average balance of investment securities of $11.4 million, or 8.2%, for the six months ended December 31, 2008. For the six months ended December 31, 2008, average outstanding net loans increased $34.6 million, or 10.2%, from the average for the six month period ended December 31, 2007, primarily as a result of the growth in commercial and residential mortgage loan portfolios. The average yield on interest earning assets decreased 46 basis points to 5.59% for the six months ended December 31, 2008, compared to 6.05% for the same period in 2007.

   Interest Expense. Interest expense decreased $973,000, or 13.0%, to $6.5 million for the six months ended December 31, 2008. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.97% for the six months ended December 31, 2008, a decrease of 70 basis points from a cost of funds of 3.67% for the same period in 2007.

   Provision for Loan Losses. The Company’s provision for loan loss expense was $812,000 for the six months ended December 31, 2008 compared to $166,000 for the six months ended December 31, 2007. The increase in the provision for loan losses is due to increases in loan delinquencies, increase in non-accrual loans, growth in the loan portfolio, and general economic conditions. The Company’s total allowance for loan losses increased by $940,000, of which $257,000 was due to a recovery of a commercial loan, to $3.9 million, or 1.01% of total loans as of December 31, 2008 compared to $3.0 million, or 0.86% of total loans as of December 31, 2007.

       Non-interest Income. Total non-interest income totaled $1.1 million for the six months ended December 31, 2008, a decrease of $57,000 from the same period a year ago. This decrease is mainly due to a net loss on the sales and write-downs of securities of $151,000, including an impairment charge of $204,000.

   Non-interest Expense. Non-interest expense increased $941,000, or 13.8%, to $7.7 million for the six months ended December 31, 2008 compared to the same period for 2007. This increase was largely due to an increase in salary and employee benefit expenses related to expenses for the equity incentive plan of $513,000. During the six months ended December 31, 2008, salary and employee benefit expenses, other than those related to the equity incentive plan, increased $300,000, and other general and administrative expenses increased $164,000, which was due to an increase in Federal Deposit Insurance Corporation (FDIC) and Depositors Insurance Fund (DIF) insurance expense of $172,000. Occupancy and equipment expenses increased by $91,000 during the six months ended December 31, 2008, and data processing expenses increased by $45,000 during the six months ended December 31, 2008, compared to such expenses for the same period in 2007. Advertising expenses decreased $171,000 during the six months ended December 31, 2008 from the same period in 2007.

   Income Taxes. Income tax expense decreased $693,000, or 86.8%, to $105,000, for the six months ended December 31, 2008. Our combined federal and state effective tax rate was 30.7% for the six months ended December 31, 2008 compared to 54.2% for the six months ended December 31, 2007.  The 54.2% effective tax rate for the six months ended December 31, 2007 was due to a $350,000 adjustment to the Company’s valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation.

       Minimum Regulatory Capital Requirements. As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. The Company’s capital amounts and ratios as of December 31, 2008 (unaudited) and June 30, 2008 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2008:

Total capital (to risk weighted assets):
Consolidated	$100,382	25.6%	$31,339	8.0%	N/A	N/A
Bank	72,108	18.7	30,791	8.0	$38,489	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	96,470	24.6	15,670	4.0	N/A	N/A
Bank	68,196	17.7	15,395	4.0	23,093	6.0

Tier 1 capital (to average assets):
Consolidated	96,470	17.7	21,753	4.0	N/A	N/A
Bank	68,196	13.1	20,809	4.0	26,011	5.0

As of June 30, 2008:

Total capital (to risk weighted assets):
Consolidated	$103,836	27.6%	$30,065	8.0%	N/A	N/A
Bank	71,476	19.4	29,496	8.0	$36,870	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	100,383	26.7	15,032	4.0	N/A	N/A
Bank	68,023	18.5	14,748	4.0	22,122	6.0

Tier 1 capital (to average assets):
Consolidated	100,383	19.1	21,019	4.0	N/A	N/A
Bank	68,023	13.7	19,868	4.0	24,835	5.0

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

   The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2008, cash and due from banks, and short-term investments totaled $17.5 million or 3.2% of total assets.

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

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of December 31, 2008 and the respective maturity dates.

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(Dollars in Thousands)
As of December 31, 2008
Federal Home Loan Bank of Boston advances	$87,766	$26,000	$23,527	$27,239	$11,000
Lease commitments	2,991	269	539	428	1,755
Securities sold under agreements to repurchase	13,216	13,216	-	-	-
Total contractual obligations	$103,973	$39,485	$24,066	$27,667	$12,755

       Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2008 and June 30, 2008.

	December 31, 2008	June 30, 2008
	(Dollars in Thousands)
Commitments to grant loans (1)	$26,977	$14,876
Commercial loan lines-of-credit	16,553	17,384
Unused portions of home equity lines-of-credit (2)	27,287	27,887
Unused portion of construction loans (3)	9,434	8,636
Unused portion of mortgage loans	387	323
Unused portion of personal lines-of-credit (4)	1,959	2,006
Standby letters of credit (5)	485	775
Total loan commitments	$83,082	$71,887

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the six months ended December 31, 2008. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2008. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In May 2008 the Company announced that its Board of Directors authorized a stock repurchase program for the purchase of up to 397,493 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 87,009 shares in the quarter ended September 30, 2008 at an average price of $10.41 per share. The Company purchased the remaining 310,484 shares in the quarter ended December 31, 2008 as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	146,888	$9.99	146,888	163,596
November 1, 2008 - November 30, 2008	47,610	$9.89	47,610	115,986
December 1, 2008 - December 31, 2008	115,986	$9.85	115,986	-
	310,484	$9.92	310,484

Overall, the May 2008 program resulted in the repurchase of 397,493 shares at an average cost of $10.03 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The information required for this Item 4 was previously reported in Item 4 of the Company’s Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 11, 2008.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Bylaws of Hampden Bancorp, Inc.(2)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(3)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(4)

10.2.2	Pledge Agreement(4)

10.2.3	Promissory Note(4)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(4)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(4)

10.6	Form of Hampden Bank Change in Control Agreement(8)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (5)

10.12	2008 Equity Incentive Plan (6)

10.13	Form of Restricted Stock Agreement (7)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (7)

14.0	Hampden Bancorp, Inc. Code of Conduct (5)

21.0	List of Subsidiaries (5)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 14, 2007.
(6)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended March 31, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 29, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 13, 2009	/s/ Thomas R. Burton

Thomas R. Burton
President and Chief Executive Officer

Date: February 13, 2009	/s/ Robert A. Massey

Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer