Form 10-Q
period 2009-03-31
Hampden Bancorp, Inc.
filed 2009-05-08
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No.

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

As of May 4, 2009, there were 7,538,652 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	June 30,
	2009	2008
	(Unaudited)
Cash and due from banks	$16,758	$5,090
Federal funds sold and other short-term investments	28,514	28,460
Cash and cash equivalents	45,272	33,550

Securities available for sale, at fair value	120,912	123,892
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	921	895
Loans, net of allowance for loan losses of $4,005
at March 31, 2009 and $3,453 at June 30, 2008	383,759	359,878
Other real estate owned	409	-
Premises and equipment, net	4,507	4,330
Accrued interest receivable	1,916	2,093
Deferred tax asset	3,047	2,853
Bank-owned life insurance	9,805	9,475
Other assets	1,938	1,633
	$577,719	$543,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$382,166	$331,441
Securities sold under agreements to repurchase	11,115	13,223
Short-term borrowings	2,500	-
Long-term debt	77,592	95,477
Mortgagors' escrow accounts	822	741
Accrued expenses and other liabilities	6,455	2,502
Total liabilities	480,650	443,384

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized and 7,949,879 shares issued at March 31, 2009 and June 30, 2008; 7,539,391 outstanding at March 31, 2009 and
7,949,879 outstanding at June 30, 2008)	79	79
Additional paid-in-capital	77,524	77,276
Unearned compensation - ESOP (540,594 shares unallocated at March 31, 2009 and
572,391 shares unallocated at June 30, 2008)	(5,406)	(5,759)
Unearned compensation - equity incentive plan	(2,407)	(2,902)
Retained earnings	31,210	32,131
Accumulated other comprehensive income (loss)	171	(377)
Treasury stock (410,488 shares at March 31, 2009)	(4,102)	-
Total stockholders' equity	97,069	100,448
	$577,719	$543,832

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,613	$5,455	$16,917	$16,677
Debt securities	1,281	1,440	4,103	4,364
Dividends	4	86	90	471
Federal funds sold and other short-term investments	16	175	110	408
Total interest and dividend income	6,914	7,156	21,220	21,920

Interest expense:
Deposits	2,089	2,401	6,584	7,710
Borrowings	859	1,142	2,883	3,325
Total interest expense	2,948	3,543	9,467	11,035

Net interest income	3,966	3,613	11,753	10,885
Provision for loan losses	300	108	1,112	274
Net interest income, after provision for loan losses	3,666	3,505	10,641	10,611

Non-interest income:
Customer service fees	375	366	1,179	1,172
Gain (loss) on sales/write-downs of securities, net	(178)	1	(329)	59
Gain on sales of loans, net	146	23	196	68
Increase in cash surrender value of life insurance	100	106	330	262
Other	95	65	273	169
Total non-interest income	538	561	1,649	1,730

Non-interest expense:
Salaries and employee benefits	2,333	2,144	6,973	5,972
Occupancy and equipment	454	404	1,221	1,080
Data processing services	207	193	623	563
Advertising	267	166	678	748
Other general and administrative	907	715	2,417	2,061
Total non-interest expense	4,168	3,622	11,912	10,424

Income before income taxes	36	444	378	1,917

Income tax expense	93	139	198	937

Net income (loss)	$(57)	$305	$180	$980

Earnings per share
Basic	$(0.01)	$0.04	$0.03	$0.13
Diluted	$(0.01)	$0.04	$0.03	$0.13

Weighted average shares outstanding
Basic	6,724,052	7,351,698	6,861,971	7,346,560
Diluted	6,724,052	7,359,379	6,889,478	7,349,796

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$-	$31,933	$(1,002)	$-	$102,018

Culmulative effect of change to initially apply FASB Statement No. 156, net of tax effect	-	-	-	-	-	133	-	-	133
Comprehensive income:
Net income	-	-	-	-	-	980	-	-	980
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	1,453	-	1,453
Total comprehensive income									2,433
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(641)	-	-	(641)
Establishment of stock incentive plan - restricted stock	-	-	3,237	-	(3,237)	-	-	-	-
Common stock repurchased for stock incentive plan - restricted stock	-	-	(662)	-	-	-	-	-	(662)
Stock-based compensation	-	-	-	-	167	-	-	-	167
ESOP shares committed to be allocated (31,800 shares)	-	-	23	300	-	-	-	-	323

Balance at March 31, 2008	7,949,879	$79	$79,754	$(5,848)	$(3,070)	$32,405	$451	$-	$103,771

Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448

Culmulative effect of change to initially apply EITF 06-10	-	-	-	-	-	(457)	-	-	(457)
Comprehensive income:
Net income	-	-	-	-	-	180	-	-	180
Change in net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	548	-	548
Total comprehensive income									728
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(644)	-	-	(644)
Common stock repurchased	(410,488)	-	-	-	-	-	-	(4,102)	(4,102)
Stock-based compensation	-	-	255	-	495	-	-	-	750
ESOP shares committed to be allocated (31,800 shares)	-	-	(7)	353	-	-	-	-	346

Balance at March 31, 2009	7,539,391	$79	$77,524	$(5,406)	$(2,407)	$31,210	$171	$(4,102)	$97,069

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$180	$980
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,112	274
Depreciation and amortization	520	477
Net accretion of securities	(75)	(31)
Loss on impairment of securities	388	-
Gain on sales of securities, net	(59)	(59)
Loans originated for sale	(13,127)	(12,019)
Proceeds from loan sales	13,297	11,647
Gain on sales of loans, net	(196)	(68)
Increase in cash surrender value of bank-owned
life insurance	(330)	(262)
Deferred tax provision	(528)	419
Employee Stock Ownership Plan expense	346	323
Stock-based compensation	750	167
Net change in:
Accrued interest receivable	177	263
Other assets	(714)	(306)
Accrued expenses and other liabilities	3,496	(1,495)
Net cash provided by operating activities	5,237	310

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	355	20,950
Maturities and calls	26,196	38,629
Principal payments	16,392	11,960
Purchases	(39,335)	(38,609)
Purchase of Federal Home Loan Bank stock	-	(626)
Loan originations, net	(24,993)	(16,833)
Premiums paid on bank-owned life insurance	-	(287)
Purchase of premises and equipment	(697)	(526)
Net cash (used) provided by investing activities	(22,082)	14,658

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	50,725	(23,183)
Net change in repurchase agreements	(2,108)	2,767
Net change in short-term borrowings	2,500	1,000
Proceeds from long-term debt	2,481	30,687
Repayment of long-term debt	(20,366)	(11,000)
Repurchase of common stock	(4,102)	-
Stock purchased for restricted stock awards	-	(662)
Payment of dividends on common stock	(644)	(641)
Net change in mortgagors' escrow accounts	81	27
Net cash provided (used) by financing activities	28,567	(1,005)

Net change in cash and cash equivalents	11,722	13,963

Cash and cash equivalents at beginning of period	33,550	20,525

Cash and cash equivalents at end of period	$45,272	$34,488

Supplemental cash flow information:
Interest paid on deposits	$6,584	$7,710
Interest paid on borrowings	2,615	2,995
Income taxes paid	415	122

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2009 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s most recent Annual Report on Form 10-K filed by the Company on September 12, 2008.

In preparing the consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and other than temporary impairment of investment securities.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007),“Business Combinations” (“SFAS 141R”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the accounting treatment for certain specific items and expands disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2 which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.The Company adopted SFAS 157 effective July 1, 2008 and it did not have a material impact on the Company's consolidated financial statements. See Note 6 for more details.

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

In March 2007, the Emerging Task Force ("EITF") reached a consensus on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). Under this EITF, the Company is required to recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements.  The Company adopted the provision of this standard effective July 1, 2008. As a result of the adoption of EITF 06-10, the Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings of $457,000.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP 03-6-1. Early application is not permitted. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

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

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. This Statement became effective for the Company on January 1, 2009 and did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

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

Earnings per share for the three and nine month periods ended March 31, 2009 and 2008 have been computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net income (loss) applicable to common stock (in thousands)	$(57)	$305	$180	$980

Average number of shares issued	7,949,879	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(547,542)	(589,942)	(558,233)	(600,593)
Less: average treasury stock	(405,638)	-	(226,575)	-
Less: average unvested restricted stock awards	(272,647)	(8,239)	(303,100)	(2,726)
Average number of basic shares outstanding	6,724,052	7,351,698	6,861,971	7,346,560

Plus: dilutive unvested restricted stock awards	-	7,681	27,507	3,236
Plus: dilutive stock option shares	-	-	-	-
Average number of diluted shares outstanding	6,724,052	7,359,379	6,889,478	7,349,796

Basic earnings per share	$(0.01)	$0.04	$0.03	$0.13
Diluted earnings per share	$(0.01)	$0.04	$0.03	$0.13

There were 595,000 stock options for the three and nine months ended March 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive. In addition, there were 317,996 unvested restricted stock awards for the three months ended March 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

On January 27, 2009, the Company declared a cash dividend of $0.03 per common share which was paid on February 26, 2009 to stockholders of record as of the close of business on February 11, 2009.

5. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $79.9 million at March 31, 2009, compared to $71.9 million as of June 30, 2008. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Securities available for sale	$569	$120,343	$-	$120,912

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

        Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2009.

				Gains	Gains
				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	March 31, 2009	March 31, 2009
(Dollars in thousands)
Loans	$-	$1,623	$-	$33	$785

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at March 31, 2009 and June 30, 2008 and our consolidated results of operations for the three and nine months ended March 31, 2009 and March 31, 2008 and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion, or make significant assumptions that have or could have a material impact on the carrying value of certain assets, liabilities, revenue, expenses, or related disclosures, to be critical accounting policies.

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board. We consider the following to be our critical accounting policies:

Securities

Critical Estimates. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss. Declines in fair value of securities held to maturity and available for sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

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

        Judgment and Uncertainties. Management’s other-than-temporary impairment analysis contains uncertainties because the analysis requires management to use historical information as well as current economic data and financial condition of the issuer to make assumptions on the value of the issuer.  This evaluation requires estimates that are susceptible to significant revision as more information becomes available.

        Effect if Actual Results Differ from Assumptions. If actual results are not consistent with management’s estimates or assumptions, we may be exposed to an other-than-temporary impairment loss that could be material and could have a negative impact on the company’s earnings.

Allowance for loan losses

Critical Estimates. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

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

Judgment and Uncertainties. Management determines the adequacy of the allowance for loan losses by analyzing and estimating losses inherent in the portfolio. The allowance for loan losses contains uncertainties because the calculation requires management to use historical information as well as current economic data to make judgments on the adequacy of the allowance. This evaluation requires estimates that are susceptible to significant revision as more information becomes available.

Effect if Actual Results Differ from Assumptions. Adverse changes in management’s assessment of the factors used to determine the allowance for loan losses could lead to additional provisions. Actual loan losses could differ materially from management’s estimates if actual losses and conditions differ significantly from the assumptions utilized, which could negatively affect the Company’s financial condition and results of operations. These factors and conditions include general economic conditions within the Company’s market, trends within industries, real estate and other collateral values, interest rates and the financial condition of the individual borrower.

 Income taxes

Critical Estimates. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.   Quarterly, management reviews the deferred tax asset to identify any uncertainties to the collectability of the components of the deferred tax asset.

Judgment and Uncertainties. In determining the deferred tax asset valuation allowance, we use historical and forecasted operating results, based upon approved business plans, including a review of the eligible carryforward   periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

Effect if Actual Results Differ from Assumptions. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets or deferred tax liabilities could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our net deferred tax assets in the future, and adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on the company’s earnings. In addition, if actual factors and conditions differ materially from those used by management, the Company could incur penalties and interest imposed by the Internal Revenue Service.

Comparison of Financial Condition (unaudited) at March 31, 2009 and June 30, 2008

Overview

    Total Assets The Company’s total assets increased by $33.9 million, or 6.2%, from $543.8 million at June 30, 2008 to $577.7 million at March 31, 2009. Net loans, including loans held for sale, increased $23.9 million, or 6.6%, to $384.7 million at March 31, 2009. A partial offset to this increase was a decrease in securities available for sale of $3.0 million, or 2.4%, to $120.9 million at March 31, 2009.

    Investment Activities. Cash and cash equivalents increased by $11.7 million, or 34.9%, from $33.6 million at June 30, 2008 to $45.3 million at March 31, 2009. Securities available for sale decreased $3.0 million, or 2.4%, to $120.9 million at March 31, 2009. An increase in mortgage-backed securities was more than offset by declines in obligations issued by government-sponsored enterprises and common stock. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31,		At June 30,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$15,479	$15,663	$36,962	$37,196
Mortgage-backed securities	104,180	104,680	85,892	85,433
Total debt securities	119,659	120,343	122,854	122,629

Marketable equity securities:
Common stock	994	569	1,661	1,263
Total marketable equity securities	994	569	1,661	1,263
Total securities available for sale	120,653	120,912	124,515	123,892
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$125,886	$126,145	$129,748	$129,125

         Net Loans. Total net loans, excluding loans held for sale of $921,000, at March 31, 2009 were $383.8 million, an increase of $23.9 million, or 6.6%, from $359.9 million at June 30, 2008. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At March 31, 2009		At June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$125,172	32.49%	$121,864	33.75%
Commercial	123,534	32.07	117,636	32.58
Home equity	58,565	15.20	57,790	16.01
Construction	17,564	4.56	11,308	3.13
Total mortgage loans on real estate	324,835	84.32	308,598	85.47

Other loans:
Commercial	39,444	10.24	32,509	9.00
Consumer	20,939	5.44	19,967	5.53
Total other loans	60,383	15.68	52,476	14.53
Total loans	385,218	100.00%	361,074	100.00%
Other items:
Net deferred loan costs	2,546		2,257
Allowance for loan losses	(4,005)		(3,453)

Total loans, net	$383,759		$359,878

Commercial loans increased $6.9 million, or 21.3%, to $39.4 million, and commercial real estate loans increased $5.9 million, or 5.0%, to $123.5 million. Construction loans increased $6.3 million, or 55.3%, to $17.6 million, and residential mortgage loans increased $3.3 million, or 2.7%, to $125.2 million. The Company sold $13.3 million of mortgage loans for the nine months ending to March 31, 2009 in order to reduce interest rate risk. Consumer loans increased by $972,000, or 4.9%, to $20.9 million. Home equity loans also increased $775,000, or 1.3%, to $58.6 million at March 31, 2009.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$2,721	$684
Commercial mortgage	800	703
Construction	1,129	-
Commercial	660	3,212
Home equity, consumer and other	489	226
Total non-accrual loans	5,799	4,825

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	5,799	4,825
Other real estate owned	409	-
Total non-performing assets	$6,208	$4,825

Ratios:
Non-performing loans to total loans	1.51%	1.34%
Non-performing assets to total assets	1.07%	0.89%

                Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-accrual loans totaled $5.8 million, or 1.00% of total assets, at March 31, 2009 compared to $4.8 million, or 0.89% of total assets, at June 30, 2008. There was an increase in residential mortgage non-accrual loans of $2.0 million, an increase in construction non-accrual loans of $1.1 million, an increase in commercial real estate non-accrual loans of $97,000 and an increase in consumer non-accrual loans of $263,000 at March 31, 2009. These increases were partially offset by a decrease in commercial non-accrual loans of $2.6 million at March 31, 2009.

    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2009, impaired loans totaled $3.5 million with an established valuation allowance of $361,000.

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

    The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At March 31, 2009, the Company had five properties of $409,000 classified as OREO. Two of these properties were commercial real estate loans worth $409,000 and three properties were manufactured home loans worth $64,000. The manufactured home loans had a specific reserve as of March 31, 2009 for the full value of the properties of $64,000.

         The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$3,912	$2,972	$3,453	$2,810
Charge-offs:
Mortgage loans on real estate	-	-	-	(28)
Other loans:
Commercial business	(185)	-	(753)	-
Consumer and other	(23)	(4)	(71)	(10)
Total other loans	(208)	(4)	(824)	(10)
Total charge-offs	(208)	(4)	(824)	(38)
Recoveries:
Mortgage loans on real estate	-	-	-	26
Other loans:
Commercial business	-	-	261	2
Consumer and other	1	-	3	2
Total other loans	1	-	264	4
Total recoveries	1	-	264	30
Net (charge-offs) recoveries	(207)	(4)	(560)	(8)
Provision for loan losses	300	108	1,112	274
Balance at end of period	$4,005	$3,076	$4,005	$3,076

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.05%)	0.00%	(0.15%)	0.00%
Allowance for loan losses to non-performing loans at end of period	69.06%	85.28%	69.06%	85.28%
Allowance for loan losses to total loans at end of period	1.04%	0.89%	1.04%	0.89%

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2009		2008
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$37,066	9.70%	$36,619	11.05%
Savings deposits	68,011	17.80	66,492	20.06
Money market	42,315	11.07	22,138	6.68
NOW accounts	22,538	5.90	16,797	5.07
Total transaction accounts	169,930	44.46	142,046	42.86
Certificates of deposit	212,236	55.54	189,395	57.14

Total deposits	$382,166	100.00%	$331,441	100.00%

    Deposits increased $50.8 million, or 15.3%, to $382.2 million at March 31, 2009 from $331.4 million at June 30, 2008. There were increases in time deposits of $22.8 million, increases in money market accounts of $20.2 million, increases in NOW accounts of $5.7 million, increases in savings accounts of $1.5 million, and increases in demand accounts of $447,000 from June 30, 2008 to March 31, 2009.

    Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $17.5 million, or 16.1%, to $91.2 million at March 31, 2009 from $108.7 million at June 30, 2008. Repayment of advances from the FHLB accounted for a $15.4 million decrease and repurchase agreements accounted for a $2.1 million decrease.

    Stockholders’ Equity. The Company repurchased 397,493 shares of Company stock, at an average price of $10.03 per share, in the first and second quarters of fiscal 2009 pursuant to, and completion of, the Company’s Stock Repurchase Program announced in May 2008. The Company repurchased 11,930 shares of Company stock, at an average price of $8.89 per share, in the third quarter of fiscal 2009 in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. The Company also repurchased 1,065 shares of Company stock, at an average price of $9.05 per share, in the third quarter of fiscal 2009 pursuant to the Company’s second Stock Repurchase Program announced in January 2009. These repurchases contributed to an overall net decrease in stockholders’ equity of $3.3 million, to $97.1 million at March 31, 2009, compared to $100.4 million at June 30, 2008.  Our ratio of capital to total assets decreased to 16.8% as of March 31, 2009, from 18.5% as of June 30, 2008. On December 1, 2008, the Company announced that due to its strong capital position it did not apply for participation in the U.S. Treasury’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program (“TARP”).

Comparison of Operating Results (unaudited) for the Three Months Ended March 31, 2009 and March 31, 2008

     Net Income. The Company had a net loss for the three months ended March 31, 2009 of $57,000, or $(0.01) per fully diluted share, as compared to a net profit of $305,000, or $0.04 per fully diluted share, for the same period in 2008. For the three month period ended March 31, 2009, net interest income increased by $353,000 compared to the three month period ended March 31, 2008. A partial offset to this increase was a net loss on the sales and write-downs of investment securities of $178,000, including a charge for other than temporary impairment of $184,000 on equity securities for the three month period ended March 31, 2009. There was also an increase in the provision for loan loss of $192,000 for the three months ended March 31, 2009 compared to the same period in 2008. The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, growth in the loan portfolio, and general economic conditions. There was an increase in non-interest expense for the three months ended March 31, 2009 of $546,000 compared to the same period in 2008. This increase was largely due to an increase in other general and administrative expenses of $192,000, which was mainly due to an increase in deposit insurance expense of $99,000, and an increase in salary and employee benefit expenses, including those related to the equity incentive plan, of $189,000. Income tax expense decreased $46,000 to $93,000 for the three months ended March 31, 2009.

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

	Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$385,798	$5,613	5.82%	$344,915	$5,455	6.33%
Investment securities	117,941	1,285	4.36%	129,202	1,526	4.72%
Federal funds sold and other	18,078	16	0.35%	21,828	175	3.21%
Total interest earning assets	521,817	6,914	5.30%	495,945	7,156	5.77%
Non-interest earning assets	34,575			30,978
Total assets	$556,392			$526,923

Interest-bearing liabilities:
Savings deposits	$65,549	214	1.31%	$67,387	340	2.02%
Money market	36,387	137	1.51%	18,214	87	1.91%
NOW and other checking accounts	55,257	46	0.33%	48,213	36	0.30%
Certificates of deposit	201,549	1,692	3.36%	172,244	1,938	4.50%
Total deposits	358,742	2,089	2.33%	306,058	2,401	3.14%
Borrowed funds	95,236	859	3.61%	109,934	1,142	4.16%
Total interest-bearing liabilities	453,978	2,948	2.60%	415,992	3,543	3.41%
Non-interest bearing liabilities	5,513			6,385
Total liabilities	459,491			422,377
Equity	96,901			104,546
Total Liabilities and equity	$556,392			$526,923

Net interest income		$3,966			$3,613
Net interest rate spread (3)			2.70%			2.36%
Net interest-earning assets (4)	$67,839			$79,953

Net interest margin (5)			3.04%			2.91%
Average interest-earning assets to interest-bearing liabilities			114.94%			119.22%

(1) Yields and rates for the three months ended March 31, 2009 and 2008 are annualized.
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

	Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$616	$(458)	$158
Investment securities	(128)	(113)	(241)
Federal funds sold and other	(26)	(133)	(159)
Total interest income	462	(704)	(242)

Interest expense:
Savings deposits	(9)	(117)	(126)
Money market	72	(22)	50
NOW and other checking accounts	6	4	10
Certificates of deposits	296	(542)	(246)
Total deposits	365	(677)	(312)
Borrowed funds	(143)	(140)	(283)
Total interest expense	222	(817)	(595)
Change in net interest income	$240	$113	$353

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended March 31, 2009 was $4.0 million, an increase of $353,000 or 9.8%, over the same period of 2008. This was due to a decrease in the average cost of funds of 81 basis points to 2.60% for the three months ended March 31, 2009 and an increase in average interest earning assets of $25.9 million for the three months ended March 31, 2009 over the same period in 2008.

Interest income. Interest income for the three months ended March 31, 2009 decreased $242,000, or 3.4%, to $6.9 million over the same period of 2008. This decrease was primarily due to a decrease in the average balance of investment securities of $11.3 million, or 8.7%, and a decrease in the average balance of fed funds sold and other of $3.8 million, or 17.2%, for the three months ended March 31, 2009. For the three months ended March 31, 2009, average outstanding net loans increased $40.9 million, or 11.9%, from the average for the three month period ended March 31, 2008, primarily as a result of the growth in commercial and residential mortgage loan portfolios. The average yield on interest earning assets decreased 47 basis points to 5.30% for the three months ended March 31, 2009, compared to 5.77% for the same period in 2008.

Interest Expense. Interest expense decreased $595,000, or 16.8%, to $2.9 million for the three months ended March 31, 2009. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.60% for the three months ended March 31, 2009, a decrease of 81 basis points from a cost of funds of 3.41% for the same period in 2008.

Provision for Loan Losses. The Company’s provision for loan loss expense was $300,000 for the three months ended March 31, 2009 compared to $108,000 for the three months ended March 31, 2008. The increase in the provision for loan losses is due to increases in loan delinquencies, increase in non-accrual loans, growth in the loan portfolio, and general economic conditions. The Company’s total allowance for loan losses increased by $929,000, to $4.0 million, or 1.04% of total loans as of March 31, 2009 compared to $3.1 million, or 0.89% of total loans as of March 31, 2008.

    Non-interest Income. Total non-interest income totaled $538,000 for the three months ended March 31, 2009, a decrease of $23,000 from the same period a year ago. This decrease is due to a net loss on the sales and write-downs of investment securities of $178,000, including a charge for other than temporary impairment of $184,000 for the three month period ended March 31, 2009.

    Non-interest Expense. Non-interest expense increased $546,000, or 15.1%, to $4.2 million for the three months ended March 31, 2009 compared to the same period for 2008. This increase was largely due to an increase in other general and administrative expenses of $192,000, which was due to an increase in deposit insurance expense of $99,000, and an increase in salary and employee benefit expenses, including those related to the equity incentive plan, of $196,000. Advertising expenses increased $101,000 during the three months ended March 31, 2009 from the same period in 2008. Occupancy and equipment expenses increased by $50,000 during the three months ended March 31, 2009 due to our new Longmeadow branch that was opened in December 2008, and data processing expenses increased slightly by $14,000 during the three months ended March 31, 2009, compared to such expenses for the same period in 2008. In the fourth quarter of fiscal 2009, the Company is expecting to have to recognize an expense for a special assessment fee that the Federal Deposit Insurance Corporation (FDIC) is going to impose on all banking institutions. This fee will be material to the Company’s quarterly and yearly earnings. Currently, the proposed FDIC special assessment fee is 20 basis points of each bank’s total deposits as of June 30, 2009, however, this fee may be reduced. If the fee is finalized at 20 basis points the expense will be approximately $800,000 for the Company in fourth quarter 2009.

    Income Taxes. Income tax expense decreased $46,000, or 33.1%, to $93,000, for the three months ended March 31, 2009. Our combined federal and state effective tax rate was 258.3% for the three months ended March 31, 2009 compared to 31.3% for the three months ended March 31, 2008. This increase was due to the establishment of a $75,000 valuation reserve due to the uncertainty of the realization of deferred tax assets relating to impairment losses on equity securities.

Comparison of Operating Results (unaudited) for the Nine Months Ended March 31, 2009 and March 31, 2008

    Net Income. Net income for the nine months ended March 31, 2009 was $180,000, or $0.03 per fully diluted share, as compared to $980,000, or $0.13 per fully diluted share, for the same period in 2008. For the nine month period ended March 31, 2009, net interest income increased by $867,000 compared to the nine month period ended March 31, 2008. A partial offset to this increase was a net loss on the sales and write-downs of investment securities of $329,000, including a charge for other than temporary impairment of $388,000 on equity securities for the nine month period ended March 31, 2009. There was also an increase in the provision for loan losses of $838,000 for the nine months ended March 31, 2009 compared to the same period in 2008. There was an increase in non-interest expense for the nine months ended March 31, 2009 of $1.5 million. This increase was largely due to an increase in salary and employee benefit expenses related to the equity incentive plan of $581,000, salary and employee benefit expenses, other than those related to the equity incentive plan, of $419,000, and other general and administrative expenses of $356,000 which was mainly due to an increase in deposit insurance expense of $271,000. Income tax expense decreased from $937,000 to $198,000 from the nine months ended March 31, 2008 to the nine months ended March 31, 2009. This decrease was partially due to a $350,000 adjustment in the nine months ended March 31, 2008 to the Company’s valuation reserve against the deferred tax asset established in connection with the Hampden Bank Charitable Foundation.

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

	Nine Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$378,280	$16,917	5.96%	$341,616	$16,677	6.51%
Investment securities	124,260	4,193	4.50%	135,604	4,835	4.75%
Federal funds sold and other	12,756	110	1.15%	13,340	408	4.08%
Total interest earning assets	515,296	21,220	5.49%	490,560	21,920	5.96%
Non-interest earning assets	32,577			30,542
Total assets	$547,873			$521,102

Interest-bearing liabilities:
Savings deposits	$67,331	810	1.60%	$67,961	1,276	2.50%
Money market	30,503	385	1.68%	20,852	367	2.35%
NOW and other checking accounts	52,456	121	0.31%	48,697	115	0.31%
Certificates of deposit	192,467	5,268	3.65%	170,291	5,952	4.66%
Total deposits	342,757	6,584	2.56%	307,801	7,710	3.34%
Borrowed funds	101,248	2,883	3.80%	103,167	3,325	4.30%
Total interest-bearing liabilities	444,005	9,467	2.84%	410,968	11,035	3.58%
Non-interest bearing liabilities	5,734			6,430
Total liabilities	449,739			417,398
Equity	98,134			103,704
Total Liabilities and equity	$547,873			$521,102

Net interest income		$11,753			$10,885
Net interest rate spread (3)			2.65%			2.38%
Net interest-earning assets (4)	$71,291			$79,592

Net interest margin (5)			3.04%			2.96%
Average interest-earning assets to interest-bearing liabilities			116.06%			119.37%

(1) Yields and rates for the nine months ended March 31, 2009 and 2008 are annualized.
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

	Nine Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$1,706	$(1,466)	$240
Investment securities	(391)	(251)	(642)
Federal funds sold and other	(17)	(281)	(298)
Total interest income	1,298	(1,998)	(700)

Interest expense:
Savings deposits	(12)	(454)	(466)
Money market	140	(122)	18
NOW and other checking accounts	9	(3)	6
Certificates of deposits	712	(1,396)	(684)
Total deposits	849	(1,975)	(1,126)
Borrowed funds	(61)	(381)	(442)
Total interest expense	788	(2,356)	(1,568)
Change in net interest income	$510	$358	$868

(1) Includes loans held for sale.

Net interest income. Net interest income for the nine months ended March 31, 2009 was $11.8 million, an increase of $868,000, or 8.0%, over the same period of 2008. This was due to a decrease in the average cost of funds of 74 basis points to 2.84% for the nine months ended March 31, 2009 and an increase in average interest earning assets of $24.7 million for the nine months ended March 31, 2009 over the same period in 2008.

Interest income. Interest income for the nine months ended March 31, 2009 decreased $701,000, or 3.2%, to $21.2 million over the same period of 2008. This decrease was primarily due to a decrease in the average balance of investment securities of $11.3 million, or 8.4%, for the nine months ended March 31, 2009. For the nine months ended March 31, 2009, average outstanding net loans increased $36.7 million, or 10.7%, from the average for the nine month period ended March 31, 2008, primarily as a result of the growth in commercial and residential mortgage loan portfolios. The average yield on interest earning assets decreased 47 basis points to 5.49% for the nine months ended March 31, 2009, compared to 5.96% for the same period in 2008.

Interest Expense. Interest expense decreased $1.6 million, or 14.2%, to $9.5 million for the nine months ended March 31, 2009. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.84% for the nine months ended March 31, 2009, a decrease of 74 basis points from a cost of funds of 3.58% for the same period in 2008.

Provision for Loan Losses. The Company’s provision for loan loss expense was $1.1 million for the nine months ended March 31, 2009 compared to $274,000 for the nine months ended March 31, 2008. The increase in the provision for loan losses is due to increases in loan delinquencies, increase in non-accrual loans, growth in the loan portfolio, and general economic conditions. The Company’s total allowance for loan losses increased by $929,000, to $4.0 million, or 1.05% of total loans as of March 31, 2009 compared to $3.1 million, or 0.89% of total loans as of March 31, 2008.

         Non-interest Income. Total non-interest income totaled $1.6 million for the nine months ended March 31, 2009, a decrease of $81,000 from the same period a year ago. This decrease is due to a net loss on the sales and write-downs of investment securities of $329,000, including a charge for other than temporary impairment of $388,000 for the nine month period ended March 31, 2009.

    Non-interest Expense. Non-interest expense increased $1.5 million, or 14.3%, to $11.9 million for the nine months ended March 31, 2009 compared to the same period for 2008. This increase was largely due to an increase in salary and employee benefit expenses related to the equity incentive plan of $581,000. During the nine months ended March 31, 2009, salary and employee benefit expenses, other than those related to the equity incentive plan, increased $420,000, and other general and administrative expenses increased $356,000 which was mainly due to an increase in deposit insurance expense of $271,000 compared to the same period in 2008. Occupancy and equipment expenses increased by $141,000 during the nine months ended March 31, 2009 due to our new Longmeadow branch that was opened in December 2008, and data processing expenses increased by $60,000 during the nine months ended March 31, 2009, compared to such expenses for the same period in 2008. Advertising expenses decreased $70,000 during the nine months ended March 31, 2009 from the same period in 2008. In the fourth quarter of fiscal 2009, the Company is expecting to have to recognize an expense for a special assessment fee that the FDIC is going to impose on all banking institutions. This fee will be material to the Company’s quarterly and yearly earnings. Currently, the proposed FDIC special assessment fee is 20 basis points of each bank’s total deposits as of June 30, 2009, however, this fee may be reduced. If the fee is finalized at 20 basis points the expense will be approximately $800,000 for the Company in fourth quarter 2009.

    Income Taxes. Income tax expense decreased $739,000, or 78.9%, to $198,000, for the nine months ended March 31, 2009. Our combined federal and state effective tax rate was 52.3% for the nine months ended March 31, 2009 compared to 48.9% for the nine months ended March 31, 2008. The 52.3% effective tax rate for the nine months ended March 31, 2009 was due to the establishment of a $75,000 valuation reserve due to the uncertainty of the realization of deferred tax assets relating to impairment losses on equity securities.  The 48.9% effective tax rate for the nine months ended March 31, 2008 was due to a $350,000 adjustment to the Company’s valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward generated by the establishment of the Hampden Bank Charitable Foundation.

    Minimum Regulatory Capital Requirements. As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of March 31, 2009 (unaudited) and June 30, 2008 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2009:

Total capital (to risk weighted assets):
Consolidated	$100,479	25.4%	$31,618	8.0%	N/A	N/A
Bank	72,460	18.7	30,944	8.0	$38,680	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	96,474	24.4	15,809	4.0	N/A	N/A
Bank	68,455	17.7	15,472	4.0	23,208	6.0

Tier 1 capital (to average assets):
Consolidated	96,474	17.3	22,257	4.0	N/A	N/A
Bank	68,455	12.8	21,371	4.0	26,713	5.0

As of June 30, 2008:

Total capital (to risk weighted assets):
Consolidated	$103,836	27.6%	$30,065	8.0%	N/A	N/A
Bank	71,476	19.4	29,496	8.0	$36,870	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	100,383	26.7	15,032	4.0	N/A	N/A
Bank	68,023	18.5	14,748	4.0	22,122	6.0

Tier 1 capital (to average assets):
Consolidated	100,383	19.1	21,019	4.0	N/A	N/A
Bank	68,023	13.7	19,868	4.0	24,835	5.0

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

    The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2009, cash and cash equivalents totaled $45.3 million, or 7.8% of total assets.

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

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2009 and the respective maturity dates.

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(Dollars in Thousands)
As of March 31, 2009
Federal Home Loan Bank of Boston advances	$80,092	$19,500	$28,365	$21,227	$11,000
Lease commitments	2,991	269	539	428	1,755
Securities sold under agreements to repurchase	11,115	11,115	-	-	-
Total contractual obligations	$94,198	$30,884	$28,904	$21,655	$12,755

               Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2009 and June 30, 2008.

	March 31, 2009	June 30, 2008
	(Dollars in Thousands)
Commitments to grant loans (1)	$19,860	$14,876
Commercial loan lines-of-credit	18,880	17,384
Unused portions of home equity lines-of-credit (2)	28,283	27,887
Unused portion of construction loans (3)	9,620	8,636
Unused portion of mortgage loans	374	323
Unused portion of personal lines-of-credit (4)	2,000	2,006
Standby letters of credit (5)	856	775
Total loan commitments	$79,873	$71,887

(1) Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2) Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(3) Unused portions of construction loans are available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(4) Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(5) Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the nine months ended March 31, 2009. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended March 31, 2009. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In January 2009, the Company purchased 11,930 shares at an average price of $8.89 per share in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. In January 2009,  the Company announced that its Board of Directors authorized a second stock repurchase program for the purchase of up to 377,022 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 1,065 shares in the quarter ended March 31, 2009 at an average price of $9.05 per share pursuant to the second stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 - January 31, 2009	11,930	$8.89	-	377,022
February 1, 2009 - February 28, 2009	-	$-	-	377,022
March 1, 2009 - March 31, 2009	1,065	$9.05	1,065	375,957
	12,995	$8.89	1,065

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

HAMPDEN BANCORP, INC.

Date: May 8, 2009	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: May 8, 2009	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer