Form 10-K
period 2009-06-30
Hampden Bancorp, Inc.
filed 2009-09-10
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009
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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    No .

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

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

         Based upon the closing price of the registrant’s common stock as of December 31, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $56,015,870.

         The number of shares of Common Stock outstanding as of September 4, 2009 was 7,358,852.

Documents Incorporated By Reference:

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
   ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

Part I

Item 1.	Business

General

Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC’s conversion from a mutual bank holding company to a stock bank holding company. Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.4 million. The information set forth in this Annual Report on Form 10-K for Hampden Bancorp, Inc. and its subsidiaries (the “Company”), Hampden Bank (the “Bank), and Hampden LS, Inc., including the consolidated financial statements and related financial data, relates primarily to Hampden Bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering.  Hampden Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation. During any period prior to January 16, 2007, the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to January 16, 2007 presented in this Annual Report on Form 10-K is that of Hampden Bancorp, MHC and its subsidiary.

Hampden Bank, the longest standing bank headquartered in Springfield, Massachusetts, is a full-service, community-oriented financial institution offering products and services to individuals, families, and businesses through nine offices located in Hampden County in Massachusetts. Hampden Bank was originally organized as a Massachusetts state-chartered mutual savings bank dating back to 1852. Hampden Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as by the Depositors Insurance Fund of Massachusetts, (“DIF”). Hampden Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Hampden Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Hampden Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Hampden Bank also provides access to insurance and investment products through its Financial Services Division, Hampden Financial.

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

Market Area

    Hampden Bank offers financial products and services designed to meet the financial needs of our customers. Our primary deposit-gathering area is concentrated in the Massachusetts cities and towns of Springfield, West Springfield, Longmeadow, Agawam and Wilbraham. We offer Remote Deposit Capture to our customers, which allows us to expand our deposit gathering outside of our normal deposit area. Our lending area is broader than our deposit-gathering area and primarily includes Hampden, Hampshire, Franklin, and Berkshire counties of Massachusetts as well as portions of northern Connecticut.

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

Lending Activities

General. The Company's gross loan portfolio consisted of an aggregate of $387.7 million at June 30, 2009, representing 68.3% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $130.2 million in fiscal 2009 and $118.6 million in fiscal 2008. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $21.0 million during fiscal 2009 and $9.1 million in fiscal 2008, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $3.1 million during fiscal 2009 and $7.2 million during fiscal 2008. The Company’s largest loan is $9.4 million. The average balance of the Company’s ten largest loans is $4.5 million.

    The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$123,151	31.76%	$121,864	33.75%	$116,178	35.21%	$111,849	34.88%	$91,542	33.57%
Commercial	127,604	32.91	117,636	32.59	90,538	27.45	91,226	28.45	88,766	32.54
Home Equity	58,747	15.15	57,790	16.01	59,899	18.15	64,132	20.00	53,711	19.70
Construction	17,243	4.45	11,308	3.13	21,251	6.44	22,314	6.95	11,996	4.40
Total mortgage loans on real estate	326,745	84.27	308,598	85.48	287,866	87.25	289,521	90.28	246,015	90.21

Other loans:
Commercial	38,918	10.04	32,509	9.00	25,472	7.71	22,609	7.05	21,485	7.88
Consumer and other	22,079	5.69	19,967	5.52	16,644	5.04	8,574	2.67	5,202	1.91
Total other loans	60,997	15.73	52,476	14.52	42,116	12.75	31,183	9.72	26,687	9.79
Total loans	387,742	100.00%	361,074	100.00%	329,982	100.00%	320,704	100.00%	272,702	100.00%
Other items:
Net deferred loan costs	2,638		2,257		1,902		872		211
Allowance for loan losses	(3,742)		(3,453)		(2,810)		(3,695)		(3,644)
Total loans, net	$386,638		$359,878		$329,074		$317,881		$269,269

Commercial Real Estate Loans.  The Company originated $25.7 million and $19.4 million of commercial real estate loans in 2009 and 2008, respectively, and had $127.6 million of commercial real estate loans, with an average yield of 6.3%, in its portfolio as of June 30, 2009, representing 32.9% of the total gross loan portfolio on such date. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

Interest rates on commercial real estate loans adjust over periods of three, five, or seven years based primarily on Federal Home Loan Bank rates. In general, rates on commercial real estate loans are priced at a spread over Federal Home Loan Bank advance rates.  Commercial real estate loans are generally secured by commercial properties such as industrial properties, hotels, small office buildings, retail facilities, warehouses multi-family income properties and owner-occupied properties used for business. Generally, commercial real estate loans are approved with a maximum 80% loan to appraised value ratio.

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

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. The majority of these loans have maturities up to 30 years and generally have maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2009, the Company originated 21 loans with a loan-to-value ratio of 95% or greater, of which 81% were sold. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans that have maturities greater than 15 years. As of June 30, 2009, the residential real estate mortgage loan portfolio totaled $123.2 million, or 31.8% of the total gross loan portfolio on that date, and had an average yield of 5.6%. Of the residential mortgage loans outstanding on that date, $96.7 million were adjustable-rate loans with an average yield of 5.6% and $26.5 million were fixed-rate mortgage loans with an average yield of 5.9%. Residential mortgage loan originations totaled $41.0 million and $38.0 million for fiscal 2009 and 2008, respectively.

A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000. If appropriate, flood insurance is required for all properties securing real estate loans made by the Company.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates that have a higher risk profile or are outside of our normal underwriting standards are sold to a third party along with the servicing rights.

At June 30, 2009, fixed rate monthly payment loans held in the Company’s portfolio totaled $26.5 million, or 21.2% of total residential real estate mortgage loans at that date. The total of loans serviced for others as of June 30, 2009 is $48.8 million.

The adjustable-rate mortgage loans (“ARM Loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2009, ARM Loans totaled $96.7 million or 78.5% of total residential loans outstanding at that date. The Company originates ARMs with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM loan with a loan-to-value ratio greater than 90% requires Private Mortgage Insurance. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Interest rate /adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM Loans help to reduce the Company’s exposure to changes in interest rates. However, ARM Loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default or prepayments.

In light of the national housing crisis, rising unemployment, and a weakening economy the Company offered a short term relief program that provided our mortgage customers with the ability to overcome temporary financial pressures. The modification program is available to current customers that have a mortgage loan held in portfolio. The modification plan is designed to provide short term relief due to job loss, reduced income, a need to restructure debt, or other events that have caused or will cause a borrower to be unable to keep current with mortgage payments. The plan is offered only after a review of the borrower’s current financial condition and a determination that such a plan is likely to provide to the borrowers the ability to maintain current monthly payments going forward. Debt to income ratios demonstrating an ability to pay must be achieved for a modification plan to be into place.

Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $17.4 million and $15.4 million of home equity lines-of-credit and loans during 2009 and 2008, respectively, and at June 30, 2009 had $58.7 million of home equity lines-of-credit and loans outstanding, representing 15.2% of the loan portfolio, with an average yield of 4.6% at that date. Approximately 39% of the Company’s home equity lines-of-credit and loans are classified as first in priority liens.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. Under our underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $28.1 million at June 30, 2009.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $22.8  million and $15.0 million in commercial loans during fiscal 2009 and fiscal 2008, respectively, and as of June 30, 2009 had $38.9 million in commercial loans in its portfolio, representing 10.0% of the loan portfolio, with an average yield of 4.8%. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

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

Construction Loans.  The Company offers residential and commercial construction loans. The majority of non-residential construction loans are written to become permanent financing. The Company originated $15.9 million and $22.3 million of construction loans during fiscal 2009 and fiscal 2008, respectively, and at June 30, 2009 had $17.2 million of construction loans outstanding, representing 4.5% of the loan portfolio.

Consumer and Other Loans.  The Company invests in a variety of consumer and other loans, including manufactured homes, auto loans and loans secured by passbook savings or certificate accounts. The Company originated $7.4 million and $8.6 million of consumer and other loans, including purchases of manufactured home loans, during 2009 and 2008, respectively, and at June 30, 2009 had $22.1 million of consumer and other loans outstanding. Of the $7.4 million of originations in 2009, $5.6 million consists of manufactured housing loans. The majority of the manufactured housing loans are purchased from a third party who has over 30 years of specialized market experience in originating manufactured home loans. Consumer and other loans outstanding represented 5.7% of the loan portfolio at June 30, 2009, with an average yield of 8.5%.

Loan Origination.  Loan originations come from a variety of sources. The primary source of originations is our salaried and commissioned loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. The Company occasionally purchases participation interests in commercial real estate loans and commercial loans from banks located in Massachusetts and Connecticut. The Company underwrites these loans using its own underwriting criteria.

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2009, the Company had commitments to grant loans of $23.6 million, unadvanced funds on home equity lines of credit totaling $28.1 million, unadvanced funds on overdraft lines-of-credit totaling $2.0 million, unadvanced funds on commercial lines-of-credit totaling $18.7 million, unadvanced funds due mortgagors and on construction loans totaling $8.8 million and standby letters of credit totaling $756,000.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-8.

The following table sets forth certain information concerning the Company’s portfolio loan originations:

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(In Thousands)
Loans at beginning of year	$361,074	$329,982	$320,704	$272,702	$251,675

Originations:
Mortage loans on real estate:
Residential	40,962	37,975	23,833	36,133	26,185
Commercial	25,734	19,435	12,309	33,350	23,199
Construction	15,932	22,291	24,456	16,047	15,689
Home Equity	17,365	15,383	11,794	31,913	22,169
Total mortgage loans on real estate originations	99,993	95,084	72,392	117,443	87,242

Other loans:
Commercial business	22,755	14,960	12,351	7,214	9,673
Consumer and other	1,798	2,842	4,477	2,928	3,022
Total other loan originations	24,553	17,802	16,828	10,142	12,695
Total loans originated	124,546	112,886	89,220	127,585	99,937

Purchase of manufactured home loans	5,644	5,726	6,497	3,156	-

Deduct:
Principal loan repayments and prepayments	78,044	71,159	73,194	75,011	72,294
Loan sales	24,091	16,322	12,219	7,610	6,570
Charge-offs	1,387	39	1,026	118	46
Total deductions	103,522	87,520	86,439	82,739	78,910
Net increase in loans	26,668	31,092	9,278	48,002	21,027
Loans at end of year	$387,742	$361,074	$329,982	$320,704	$272,702

    Residential mortgage loans are underwritten by the Bank. Residential mortgage loans for less than the corresponding Fannie Mae (FNMA) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the FNMA limit require the approval of a Senior Retail Loan Officer and in some instances, depending on the amount of the loan, the approval of the Board of Investment of the Board of Directors of Hampden Bank (the “Board of Investment”).

    Loan Underwriting. The Company believes that credit risk is best approved in a bottom up manner.  The officer most directly responsible for credit risk, the Account Manager, typically approves exposures within delegated authority or recommends approval to the next level of authority as necessary.  All exposures require at least one signature by an officer with the appropriate authority.  No exposure will be approved without the recommendation of the Account Manager.  All new commercial loan approval actions must be documented in the individual credit file with a Credit Approval Memorandum, prior to the Bank advancing any funds.

The Company’s loan policy has established specific loan approval limits.  Loan officers may approve loans up to their individual lending limit.  The loan committee reviews all loan applications and approves relationships greater than the loan officer’s limit.  Certain loan relationships require Board of Investment approval.  The members of the Bank’s loan committee include the Bank’s President, Executive Vice President, Chief Financial Officer, two Senior Vice Presidents, Vice President of the credit department and commercial loan originators.

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities based on experience for these loans. Unsecured personal loans are generally written for not more than $5,000.

    The Company generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $13.9 million for the Company as of June 30, 2009.

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

Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2009. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$10	5.86%	$2,360	5.68%	$4,394	4.52%	$3,592	5.19%
Due after one year to five years	1,519	5.86	43,735	6.34	14,323	5.10	-	0.00
Due after five years	121,622	5.63	81,509	6.36	20,201	4.68	13,651	5.07
Total	$123,151	5.63%	$127,604	6.34%	$38,918	4.82%	$17,243	5.10%

	Home Equity		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$14	5.49%	$159	6.80%	$10,529	4.97%
Due after one year to five years	2,762	5.69	3,880	5.89	66,219	5.97
Due after five years	55,971	4.57	18,040	5.07	310,994	5.51
Total	$58,747	4.62%	$22,079	5.23%	$387,742	5.58%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

    The following table sets forth, at June 30, 2009, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2010 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2010
	Fixed	Adjustable	Total
	(In Thousands)
Residential Mortgage	$26,511	$96,630	$123,141
Construction	6,384	7,267	13,651
Commercial mortgage	56,913	68,331	125,244
Commercial business	15,601	18,923	34,524
Home equity	30,756	27,977	58,733
Consumer and other	21,265	655	21,920
Total loans	$157,430	$219,783	$377,213

Loan Quality

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

Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2009, the Company had $1.4 million of property classified as OREO.

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

The Account Manager has the primary responsibility for the timely and accurate maintenance of Customer Risk Ratings.  The risk rating responsibility for the aggregate portfolio rests with the Commercial and Residential Division Executives.  If a disagreement surfaces regarding a risk rating, the loan review committee makes the final determination. All others in a supervisory or review function regarding a certain credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management’s attention any dispute so it may be resolved.  Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate.

The Company engages an independent third party to conduct a semi-annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee.

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2009, loans classified as special mention totaled $13.6 million, consisting of $6.4 million commercial real estate, $1.9 million commercial loans, $2.4 million construction, $2.4 million residential mortgage loans, $341,000 home equity and $149,000 consumer loans.

Substandard loans totaled $10.3 million, consisting of $5.1 million commercial, $4.5 million commercial real estate, $451,000 residential mortgage, $204,000 home equity, $34,000 construction and $32,000 consumer loans.

Loans classified as doubtful totaled $974,000, consisting of $288,000 residential mortgage, $217,000 commercial, $212,000 commercial real estate, $143,000 home equity and $114,000 consumer loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$2,473	$684	$217	$78	$150
Commercial mortgage	856	703	235	588	358
Commercial	168	3,212	3,083	3,168	2,710
Home equity, consumer and other	417	226	26	118	36
Total non-accrual loans	3,914	4,825	3,561	3,952	3,254

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-	-	190	-
Commercial mortgage	-	-	-	267	-
Commercial	-	-	-	778	-
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	-	-	1,235	-
Total non-performing loans	3,914	4,825	3,561	5,187	3,254
Other real estate owned	1,362	-	-	-	-
Total non-performing assets	$5,276	$4,825	$3,561	$5,187	$3,254

Ratios:
Non-performing loans to total loans	1.01%	1.34%	1.08%	1.62%	1.19%
Non-performing assets to total assets	0.93%	0.89%	0.68%	1.11%	0.78%

    Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Loans are reclassified to accrual status no sooner than regulatory requirements allow. The increase in residential mortgage non-accrual loans from fiscal year 2008 to fiscal year 2009 was due to the continued deterioration of the housing and real estate markets, as well as overall weakness in the economy. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The decrease in commercial non-accrual loans from fiscal year 2008 to fiscal year 2009 was due to $1.4 million that was transferred to OREO, as well as $739,000 of charge-offs in fiscal year ended 2009.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgages for impairment. At June 30, 2009, impaired loans totaled $2.0 million with an established valuation allowance of $10,000. Approximately $954,000 of the $2.0 million in impaired loans is comprised of a single loan relationship that was in performing status as of June 30, 2009.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Balance at beginning of year	$3,453	$2,810	$3,695	$3,644	$3,471
Charge-offs:
Mortgage loans on real estate	(585)	(28)	-	-	(7)
Other loans:
Commercial business	(739)	-	(991)	(92)	-
Consumer and other	(58)	(11)	(35)	(26)	(39)
Total other loans	(797)	(11)	(1,026)	(118)	(39)
Total charge-offs	(1,382)	(39)	(1,026)	(118)	(46)

Recoveries:
Mortgage loans on real estate	-	26	-	-	-
Other loans:
Commercial business	256	-	7	-	-
Consumer and other	3	5	12	19	19
Total other loans	259	5	19	19	19
Total recoveries	259	31	19	19	19
Net charge-offs	(1,123)	(8)	(1,007)	(99)	(27)
Provision for loan losses	1,412	651	122	150	200
Balance at end of year	$3,742	$3,453	$2,810	$3,695	$3,644

Ratios:
Net charge-offs to average loans outstanding	(0.29%)	(0.00%)	(0.32%)	(0.03%)	(0.01%)
Allowance for loan losses to non-performing loans at end of year	95.61%	71.56%	78.91%	71.24%	111.99%
Allowance for loan losses to total loans at end of year	0.97%	0.96%	0.85%	1.15%	1.34%

    As shown in the table above, the provision for loan losses has increased over the past year. This is due to increases in loan delinquencies, general economic conditions, and growth in the loan portfolio. The Company completes its allowance for  loan loss review using a calculation that uses specific reserves on impaired credits and general reserves on non-classified credits. During this review process, the Company has implemented a qualitative review of the non-classified loans, using historical charge-offs as the starting point and then adding additional basis points for specific qualitative factors such as the levels and trends in delinquency and impairments, trends in volume and terms as risk rating migration, effects of changes in risk selection and underwriting standards, experience of lending management and staff, and national and local economic trends and conditions. Adjustments to the provision are made when quarterly reviews indicate that revisions are necessary.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2009			2008			2007
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$887	$123,151	31.76%	$464	$121,864	33.75%	$287	$116,178	35.21%
Construction	235	17,243	4.45	91	11,308	3.13	141	21,251	6.44
Commercial	1,308	127,604	32.91	850	117,636	32.59	539	90,538	27.45
Home equity	458	58,747	15.15	304	57,790	16.01	217	59,899	18.15
Total mortgage loans on real estate	2,888	326,745	84.27	1,709	308,598	85.48	1,184	287,866	87.25

Other loans:
Commercial	781	38,918	10.04	1,681	32,509	8.99	1,469	25,472	7.71
Consumer and other	73	22,079	5.69	63	19,967	5.53	157	16,644	5.04
Total other loans	854	60,997	15.73	1,744	52,476	14.52	1,626	42,116	12.75
Total loans	$3,742	$387,742	100.00%	$3,453	$361,074	100.00%	$2,810	$329,982	100.00%

	At June 30,
	2006			2005
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$287	$111,849	34.88%	$180	$91,542	33.57%
Construction	141	22,314	6.95	-	11,996	4.40
Commercial	744	91,226	28.45	3,146	88,766	32.54
Home equity	217	64,132	20.00	313	53,711	19.70
Total mortgage loans on real estate	1,389	289,521	90.28	3,639	246,015	90.21

Other loans:
Commercial	2,123	22,609	7.05	-	21,485	7.88
Consumer and other	183	8,574	2.67	5	5,202	1.91
Total other loans	2,306	31,183	9.72	5	26,687	9.79
Total loans	$3,695	$320,704	100.00%	$3,644	$272,702	100.00%

Investment Activities

General.  The Company’s investment policy is approved and adopted by the Board of Directors. The Chief Executive Officer and the Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

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

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities”. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss. Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of equity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is likely that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

    Government-Sponsored Enterprises.  At June 30, 2009, the Company’s government-sponsored enterprises portfolio totaled $10.1 million, or 8.7% of the total portfolio on that date.

    Residential Mortgage-Backed Securities.  At June 30, 2009, the Company’s portfolio of residential mortgage-backed securities totaled $105.3 million, or 90.7% of the portfolio on that date, and included pass-through securities totaling $87.2 million and collateralized mortgage obligations totaling $7.3 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). The Company also invests in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2009, we held 24 securities issued by private mortgage originators that had an amortized cost of $12.0 million and a fair value of $11.2 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2009. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Marketable Equity Securities.  At June 30, 2009, the Company’s portfolio of marketable equity securities totaled $707,000, or 0.60% of the portfolio at that date, and consisted of common and preferred stock of various corporations. The Company’s investment policy requires no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issues must be listed on the NYSE, or AMEX or traded on NASDAQ.  During the twelve months ended June 30, 2009 the Company incurred a write-down for other-than-temporary impairment of investment securities of $388,000.

            Restricted Equity Securities.  At June 30, 2009, the Company held $5.2 million of Federal Home Loan Bank stock. This stock is restricted and must be held as a condition of membership in the Federal Home Loan Bank and as a condition for Hampden Bank to borrow from the Federal Home Loan Bank.  On February 26, 2009 the Federal Home Loan Bank’s board of directors (i) announced that they were suspending dividends for the remainder of 2009 and (ii) issued a moratorium on the redemption of FHLB stock.

    The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
Government-sponsored enterprises	$9,982	$10,105	$36,962	$37,196	$56,677	$56,483
Corporate bonds and other obligations	-	-	-	-	1,689	1,684
Residential mortgage-backed securities	104,313	105,288	85,892	85,433	69,786	68,328
Total debt securities	114,295	115,393	122,854	122,629	128,152	126,495

Marketable equity securities:
Common stock	1,018	707	1,661	1,263	1,814	1,852
Money market preferred stock	-	-	-	-	20,800	20,800
Total marketable equity securities	1,018	707	1,661	1,263	22,614	22,652
Total securities available for sale	115,313	116,100	124,515	123,892	150,766	149,147
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233	4,607	4,607
Total securities	$120,546	$121,333	$129,748	$129,125	$155,373	$153,754

    The table below sets forth certain information regarding the amortized cost, and weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2009. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$1,000	1.00%	$8,982	4.51%	$-	-%	$-	-%	$9,982	4.43%
Mortgage-backed securities	2,874	4.33	9,141	3.52	20,399	4.85	71,899	4.43	104,313	4.41
Total debt securities	$3,874	3.47%	$18,123	4.01%	$20,399	4.85%	$71,899	4.43%	$114,295	4.41%

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from the Company’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor except self-directed retirement accounts, which are insured up to $250,000 per depositor) and the Deposit Insurance Fund (“DIF”) fully insures amounts in excess of such limits.  The FDIC has temporarily increased the insurance on deposits from $100,000 to $250,000, effective until December 31, 2009.

Competition and general market conditions affect the Company’s ability to attract and retain deposits.  We offer Remote Deposit Capture to our business customers, which allows us to expand our deposit gathering outside of our normal deposit area. The Company offers rates on various deposit products based on local competitive pricing and the Company’s need for new funds.  Occasionally, the Company does offer “special” rate pricing in an effort to attract new customers.  The Company does not have any brokered deposits.

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2009			2008			2007
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$36,728	10.38%	-%	$34,335	11.09%	-%	$32,851	10.09%	-%
Savings	68,385	19.33	1.14	68,065	21.97	1.79	59,575	18.29	2.79
Money market	33,124	9.36	1.17	19,958	6.44	1.70	27,239	8.36	2.55
NOW accounts	19,132	5.41	0.90	16,571	5.35	0.94	20,615	6.33	1.03
Total transaction accounts	157,369	44.48	0.87	138,929	44.85	1.23	140,280	43.07	1.83
Certificates of deposit	196,457	55.52	3.22	170,849	55.15	3.99	185,393	56.93	4.55
Total deposits	$353,826	100.00%	2.12%	$309,778	100.00%	2.75%	$325,673	100.00%	3.38%

The following table sets forth the time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2009	2008	2007
	(In Thousands)
Less than 2%	$27,961	$6,326	$8,057
2.00% - 2.99%	58,339	26,722	13,812
3.00% - 3.99%	80,658	57,520	6,384
4.00% - 4.99%	12,003	58,970	64,345
5% or Greater	23,555	39,857	89,008
Total	$202,516	$189,395	$181,606

    The following table sets forth the amount and maturities of time deposits at June 30, 2009:

	Year Ending June 30,
Interest Rate	2010	2011	2012	2013	After June 30, 2013	Total
	(In Thousands)
Less than 2%	$26,916	$1,040	$5	$-	$-	$27,961
2.00% - 2.99%	49,666	4,690	3,897	86	-	58,339
3.00% - 3.99%	37,663	21,025	10,412	3,867	7,691	80,658
4.00% - 4.99%	3,252	1,879	376	2,118	4,378	12,003
5% or Greater	5,615	7,500	9,545	895	-	23,555
Total	$123,112	$36,134	$24,235	$6,966	$12,069	$202,516

    As of June 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $109.3 million. Approximately 75% of the Company’s customers who maintain these certificates of deposits have had a banking relationship with the Company for five years or longer. The following table sets forth the maturity of those certificates as of June 30, 2009:

At June 30, 2009
(In Thousands)
Three months or less	$25,012
Over three months through six months	20,649
Over six months through one year	20,461
Over one year through three years	34,266
Over three years	8,916
Total	$109,304

Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans, investment securities and by its holding of FHLB stock. As of June 30, 2009, the Company had outstanding $72.4 million in FHLB advances, and had the ability to borrow an additional $81.5 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2009	2008	2007
	(Dollars In Thousands)
Balance at end of year	$72,415	$95,477	$76,334
Average balance during year	84,809	92,770	84,782
Maximum outstanding at any month end	94,126	98,394	104,628
Weighted average interest rate at end of year	4.05%	4.16%	4.45%
Weighted average interest rate during year	4.16%	4.36%	4.41%

Of the $72.4 million in advances outstanding at June 30, 2009, $37.0 million bearing a weighted-average interest rate of 4.13% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

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

In addition to FHLB borrowings as of June 30, 2009 and 2008, the Company had $10.9 million with a weighted average rate of 0.75% and $13.2 million with a weighted average rate of 1.75%, respectively, of overnight repurchase agreements with business customers.  These repurchase agreements are collateralized by government-sponsored enterprise investments.

Personnel

As of June 30, 2009, the Company had 99 full-time and 10 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

            Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has two operating subsidiaries, Hampden Investment Corporation and Hampden Insurance Agency.

Hampden Investment Corporation. Hampden Investment Corporation (“HIC”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2009, HIC had total assets of $64.4 million consisting primarily of government-sponsored enterprise bonds and mortgage backed securities. HIC’s net income for the years ending June 30, 2009 and June 30, 2008 was $1.9 million and $2.0 million respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. Hampden Insurance Agency (“HIA”) is an inactive insurance agency.  As of June 30, 2009 HIA had no assets.

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

U.S. Treasury’s TARP Capital Purchase Program.  On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which provides the United States Secretary of the Treasury with the broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock (or, in the case of S-Corporation, investment in debt securities) by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  Participation in the program is not automatic and is subject to approval by the Treasury.  Hampden Bank has elected not to participate in the CPP.

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

           Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2009, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category.

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

           Deposit Insurance.  Hampden Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposit accounts in Hampden Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, the Emergency Economic Stabilization Act of 2008 increased the deposit insurance available on all accounts to $250,000, effective until December 31, 2009.  In addition, as a Massachusetts-chartered savings bank, Hampden Bank is required to be member of the Massachusetts Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage.

           The FDIC imposes an assessment against financial institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund to be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% as the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

    Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposits insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to its required level of 1.15 percent within five years.  On February 27, 2009, the FDIC took action to extent the restoration plan horizon to seven years.

    The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk.  Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance.  Under the final rule, banks in this category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

    The FDIC also adopted an interim rule imposing an emergency special assessment of 20 basis points on the industry on June 30, 2009.  The assessment is to be collected on September 30, 2009.  The cost of this special assessment is anticipated to be up to $238,000.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  While the interim rule imposing the special assessment is final, the FDIC has indicated a willingness to decrease the special assessment under certain circumstances concerning the overall financial health of the insurance fund.  No determination has been made to date to decrease the amount of the special assessment.

    The Emergency Economic Stabilization Act of 2008 (“EESA”), temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009.  Additionally, the FDIC has implemented a temporary program to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2009.  The FDIC implemented the Temporary Liquidity Guarantee Program (“TLG Program”) on November 21, 2008.  The TLG Program guarantees newly issued senior secured debt of banks, thrifts and certain holding companies.  Although the Company had no outstanding debt guaranteed under the TLG program at December 31, 2008, the Company is eligible to issue guaranteed debt under the TLG Program.

    Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed bys the FDIC.  We do not know of any practice, condition or violation that might lead to termination of Hampden Bank’s deposit insurance.

    In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

    FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program (“TLGP”).  This program has two components.  One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  On February 10, 2009, the FDIC stated that the June 30, 2009 deadline for issuing guaranteed debt would be extended to October 31, 2009, for an additional premium.  The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment or principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012.  In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  Hampden Bank has opted not to participate in this component of the TLPG.

    The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009.  An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions have not opted out of this component of the TLGP.  Because Hampden Bank’s deposits in excess of FDIC limits are already insured under the Massachusetts Depositors Insurance Fund, Hampden Bank has opted not to participate in this component of the TLPG.

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

Federal Home Loan Bank System

    Hampden Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hampden Bank was in compliance with this requirement with an investment in stock of the FHLB at June 30, 2009 of $5.2 million.

    The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. On February 26, 2009 the Federal Home Loan Bank’s board of directors (i) announced that they were suspending dividends for the remainder of 2009 and (ii) issued a moratorium on the redemption of FHLB stock. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by Hampden Bank.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

      General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2005. For its 2008 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

However, those bad debt reserves accumulated prior to 1988 ("Base Year Reserves") were not required to be recaptured unless the savings institution failed certain tests. Approximately $1.5 million of Hampden Bank's accumulated bad debt reserves would not be recaptured into taxable income unless Hampden Bank makes a "non-dividend distribution" to Hampden Bancorp, Inc. as described below.

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

    On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. As a result, the rate will drop from the current rate of 10.5% to 10.0% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9.0% for tax years beginning on or after January 1, 2012 and thereafter. Also, for the years beginning on or after January 1, 2009, the new law requires all unitary members of a consolidated group, except those with Massachusetts Security Corporation status, to file a combined corporation excise tax return. The Company continues to analyze the impact of this law change, however, it is not expected to have a material effect on the financial statements.

    Hampden Bank's state tax returns, as well as those of its subsidiaries, are not currently under audit.

    A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation" under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Hampden Bancorp, Inc. requested to be classified as a security corporation and was approved for the taxable year ended October 31, 2007. The classification is in effect until revoked by the Commissioner of the Massachusetts Department of Revenue in writing or revoked by conducting any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue. In order to qualify as a security corporation, the Company established a subsidiary for the purpose of making the loan to the employee stock ownership plan, because making such a loan directly would disqualify it from classification as a security corporation.

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

    At June 30, 2009, our loan portfolio consisted of $127.6 million, or 32.9%, of commercial real estate loans, $38.9 million, or 10.0%, of commercial business loans and $17.2 million, or 4.5%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, because commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We expect to increase substantially our internal loans-to-one-borrower limit. Although we do not expect to increase our internal loans-to-one-borrower limit up to the regulatory maximum, the increased internal limit may expose us to greater risk of loss.

The Company’s investment portfolio may suffer reduced returns, material losses or other-than-temporary impairment losses.

    During an economic downturn, the Company’s investment portfolio could be subject to higher risk. The value of the Company’s investment portfolio is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in the Company’s portfolio, or due to a deterioration in the financial condition of an issuer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce the Company’s net investment income and result in realized investment losses.

    The Company’s investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in the Company’s financial statements is not reflective of prices at which actual transactions would occur.

    Because of the risks set forth above, the value of the Company’s investment portfolio could decrease, the Company could experience reduced net investment income, and the Company could incur realized investment losses, which could materially and adversely affect the Company’s results of operations, financial position and liquidity.

    Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary. As of June 30, 2009, the amortized cost and the fair value of the Company’s securities portfolio totaled $115.3 million and $116.1 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down equity securities to their fair value or debt securities to the extent of estimated credit loss. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

           Our profitability, like that of most financial institutions, depends on primarily upon our net interest income, which is the difference between our gross interest income and interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent a large portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management."

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

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

    Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2009.  Loan portfolio quality has deteriorated at many institutions.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

    In response to these developments, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Department of Treasury has the authority to expand up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system.  Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program, on October 14, 2008, the U.S. Department of the Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy.  In addition, Congress has temporarily increased Federal Deposit Insurance Corporation deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  The Federal Deposit Insurance Corporation has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.

    The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new law, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and other wise affect our operations.  New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Further, continue declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

Lack of consumer confidence in financial institutions may decrease our level of deposits.

    Our level of deposits may be affected by lack of consumer confidence in financial institutions, which may cause depositors to withdraw deposits and invest the funds in investments perceived as being more secure.  These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

    There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursing our remedies as a creditor.

If our investment in the Federal Home Loan Bank of Boston is impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the FHLB.  We hold the FHLB common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program.  The aggregate cost and fair value of our FHLB common stock as of June 30, 2009 was $5.2 million based on its par value.  There is no market for our FHLB common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Strong competition within our market area could hurt our profits and slow growth.

    We face intense competition both in making loans and attracting and retaining deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. There are 16 credit unions in Hampden County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see "Business—Market Area" and " Business—Competition."

A continued downturn in the local economy or a decline in real estate values could hurt our profits.

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

            In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2009, our allowance for loan losses was $3.7 million, representing 0.97% of total loans and 95.6% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income.

We operate in a highly regulated environment and may be adversely affected by changes in law and regulations.

           We are subject to extensive regulation, supervision and examination. See "Business — Regulation and Supervision". Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows. The FDIC may impose additional assessment fees which could negatively impact our earnings.

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

Our low return on equity may negatively affect our stock price

    Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity is reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs associated with being a public company and added expenses in connection with the administration of our employee stock ownership plan and our 2008 Equity Incentive Plan (the “2008 Plan”). Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended June 30, 2009, our return on equity was 0.30%.

Expenses from operating as a public company and from our stock-based benefit plans will continue to adversely affect our profitability

    Our non-interest expenses are impacted as a result of the financial, accounting, legal and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under our new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients pursuant to our 2008 Plan.

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

The Company conducts its business through its main office located in Springfield, Massachusetts and eight other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2009:

		Location	Year Opened	Lease Expires

Owned
	Main Office:
		19 Harrison Avenue	1852
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1975
		West Springfield, MA 01085

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118

Leased
		820 Suffield Street	2001	2010 (1)
		Agawam, MA 01001

		2006 Boston Road	2003	2022 (2)
		Wilbraham, MA 01095

		1500 Main Street	2005	2010 (3)
		Tower Square
		Springfield, MA 01115

		187 Main Street	2007	2013 (4)
		Indian Orchard
		Springfield, MA 01151

		916 Shaker Road	2009	2014 (5)
		Longmeadow, MA 01106

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

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The Company’s initial public offering closed on January 16, 2007 and the common stock began trading on January 17, 2007. The initial offering price was $10.00 per share. The following table sets forth, for the quarters in the Company’s two most recent fiscal years, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on September 9, 2009 was $10.80. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
2009:
First Quarter	$10.45	$9.65	$0.03
Second Quarter	10.22	8.85	0.03
Third Quarter	9.48	7.87	0.03
Fourth Quarter	11.20	8.90	0.03

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
2008:
First Quarter	$11.31	$9.00	$0.03
Second Quarter	11.29	9.72	0.03
Third Quarter	10.95	9.72	0.03
Fourth Quarter	11.30	9.11	0.03

Shareholders and Issuer Purchases of Equity Securities

As of August 21, 2009, there were 7,358,852 shares of common stock outstanding, and the Company had approximately 2,000 holders of record.

Pursuant to the Company’s second Stock Repurchase Program, which was announced on January 27, 2009, the Company’s Board of Directors authorized the repurchase of up to 377,619, or 5%, of the common stock outstanding, in open market purchases.  Purchases will be made from time to time at the discretion of the Company. During the fourth quarter, the Company repurchased 92,639 shares of Company stock, at an average price of $10.66 per share.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009	739	$9.49	739	375,218
May 1, 2009 - May 31, 2009	32,400	$10.54	32,400	342,818
June 1, 2009 - June 30, 2009	59,500	$10.74	59,500	283,318
	92,639	$10.66	92,639

Securities Authorized for Issuance Under Equity Correspondence Plans

 Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12(c) of this report.

Stock Performance Graph

    The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company’s initial public offering) through June 30, 2009. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on January 17, 2007. The stock price performance on the graph below does not necessarily indicate future price performance.

                     Hampden Bancorp, Inc.

		Period Ending
Index	01/17/07	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09
Hampden Bancorp, Inc.	100.00	87.98	78.58	79.25	72.73	79.27
NASDAQ Bank Index	100.00	94.15	79.58	61.29	60.54	46.18
NASDAQ Composite	100.00	104.99	106.97	92.48	63.60	74.01

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

	At June 30,
	2009	2008	2007	2006	2005
	(In Thousands)
Selected Financial Condition Data:
Total assets	$567,656	$543,832	$523,937	$468,786	$419,628
Loans, net (1)	387,553	360,773	329,538	318,202	269,269
Securities	116,100	123,892	153,754	116,034	124,006
Deposits	381,477	331,441	327,341	322,714	311,208
Short-term borrowings, including repurchase agreements	12,372	13,223	13,937	30,235	18,211
Long-term debt	70,915	95,477	75,334	80,824	53,284
Other secured borrowings	-	-	-	-	2,383
Stockholders' equity	96,658	100,448	102,018	31,274	32,029

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2009	2008	2007	2006	2005
	(In Thousands, except per share data)
Selected Operating Results:
Interest and dividend income, including fees	$28,273	$28,824	$27,534	$23,428	$20,427
Interest expense	12,345	14,340	15,481	12,340	9,110
Net interest income	15,928	14,484	12,053	11,088	11,317
Provision for loan losses	1,412	651	122	150	200
Net interest income after provision for loan losses	14,516	13,833	11,931	10,938	11,117
Non-interest income	2,300	2,434	1,963	1,426	1,440
Non-interest expense (1)	16,286	14,082	15,616	11,067	9,971
Income (loss) before income tax expense	530	2,185	(1,722)	1,297	2,586
Income tax expense (benefit) (2)	244	1,015	(267)	277	768
Net income (loss)	$286	$1,170	$(1,455)	$1,020	$1,818

Basic earnings per share	$0.04	$0.16	$(0.20)	N/A (3)	N/A (3)
Basic weighted average shares outstanding	6,826,777	7,273,069	7,333,354	N/A (3)	N/A (3)

Diluted earnings per share	$0.04	$0.16	$(0.20)	N/A (3)	N/A (3)
Diluted weighted average shares outstanding	6,868,495	7,283,701	7,333,354	N/A (3)	N/A (3)

Dividends per share	$0.12	$0.12	N/A	N/A	N/A

(1) Includes the contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million for the year ended June 30, 2007.
(2) Includes a tax benefit of approximately $827,000 due to the donation to the Hampden Bank Charitable Foundation for the year ended June 30, 2007. Includes a $350,000 increase to the Company's valuation reserve against  the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward for the year ended June 30, 2008.

(3) Earnings per common share are not presented as Hampden Bancorp Inc.'s initial public offering was completed on January 16, 2007; therefore per share results would not be meaningful.

	At or For The Years Ended June 30,
	2009	2008	2007	2006	2005

Selected Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets (ratio of net income to average total assets)	0.05%	0.22%	(0.29)%	0.23%	0.44%
Return (loss) on equity (ratio of net income to average equity)	0.29%	1.13%	(3.04)%	3.06%	5.77%
Average interest rate spread (1)	2.69%	2.41%	2.24%	2.57%	2.84%
Net interest margin (2)	3.06%	2.95%	2.58%	2.66%	2.91%
Efficiency ratio (3)	89.35%	83.95%	113.09%	88.60%	79.07%
Non-interest expense to average total assets	2.94%	2.70%	3.13%	2.50%	2.41%
Dividend pay-out ratio (4)	333.56%	81.54%	(16.39)%	n/a	n/a
Average interest-earning assets to average interest bearing liabilities	115.73%	118.48%	110.38%	102.91%	102.85%

Asset Quality Ratios:
Non-performing assets to total assets	0.93%	0.89%	0.68%	1.11%	0.78%
Non-performing loans to total loans	1.01%	1.34%	1.08%	1.62%	1.19%
Allowance for loan losses to non-performing loans	95.61%	71.56%	78.91%	71.24%	111.99%
Allowance for loan losses to total loans	0.97%	0.96%	0.85%	1.15%	1.34%
Net charge-offs to average loans outstanding	0.29%	0.00%	0.32%	0.03%	0.01%

Capital Ratios:
Equity to total assets at end of year	17.03%	18.47%	19.47%	6.67%	7.63%
Average equity to average assets	17.69%	19.79%	9.61%	7.52%	7.63%
Risk based tier 1 capital ratio (bank only) at end of year	17.40%	18.50%	19.30%	11.30%	12.65%

Other Data:
Number of full service offices	9	8	7	7	6

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
(4) Dividends declared per share divided by basic net income per common share. Comparable figures for 2006, and 2005 are not available since no dividends were paid during these periods.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

    This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2009 and June 30, 2008 and the Company’s consolidated results of operations for the years ended June 30, 2009, 2008 and 2007. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

    Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Because these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

            Dividend. On July 28, 2009 the Company announced that its Board of Directors had declared a cash dividend of $0.03 per common share. The dividend will be paid on August 27, 2009 to shareholders of record as of August 13, 2009.

           Stock-based Compensation. In accordance with the Company’s 2008 Plan, which was approved by shareholders on January 29, 2008, the Company’s Board of Directors awarded 317,996 shares of restricted stock with a grant date fair value of $10.18 per share to directors and certain employees on January 29, 2008 and 595,000 stock options with an exercise price of $10.90 per share on April 29, 2008. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Hampden Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the available shares of common stock with respect to which new awards may be granted under the plan. The 2008 Plan provides for total awards of 794,987 stock options and 317,996 shares of restricted stock. During the year ended June 30, 2009 11,741 shares of restricted stock and 30,000 shares of stock options were forfeited, leaving 11,741 shares of restricted stock and 229,987 stock options available for future awards as of June 30, 2009.

    All stock options awarded as of June 30, 2009 are for a term of ten years and will vest over a period of five years, except the Company’s options granted to its chief executive officer vest over a period of four years at 25% per year. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 400,000 were incentive stock options and 195,000 were non-qualified options. Of the 595,000 options granted to date, 30,000 options have been forfeited, 116,750 options have vested, and 565,000 remain outstanding at June 30, 2009. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

Options Granted in April 2008
Fair Value	$2.86
Risk-free interest rate	4.25%
Expected dividend yield	1.16%
Expected volatility	19.40%
Expected term (years)	6.50

    All of the restricted stock awards granted vest over a five year period, except the Company’s awards to its chief executive officer vest over a four year period at 25% per year. Of the 317,996 shares awarded to date, 11,741 shares have been reacquired by the Company as a result of tax withholding obligations of certain plan participants, 65,824 shares have vested, and 240,431 remain outstanding at June 30, 2009.

    For the year ended June 30, 2009, the Company recognized compensation expense on stock options of $337,000. For restricted stock awards, the compensation expense recognized during the year ended June 30, 2009 amounted to $655,000.

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

Other-Than-Temporary Impairment of Investment Securities.

    Critical Estimates. One of the significant estimates related to available for sale securities is the evaluation of investments for other-than-temporary impairment. If a decline in the fair value of an equity security is judged to be other-than-temporary, a charge is recorded equal to the difference between the fair value and cost or amortized cost basis of the security. Following such write-down in value, the fair value of the other-than-temporarily impaired investment becomes its new cost basis.

    In estimating other-than-temporary impairment losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is likely that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

    Judgment and Uncertainties. The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.

    Effect if Actual Results Differ from Assumptions. If actual results are not consistent with management’s estimates or assumptions, we may be exposed to an other-than-temporary impairment loss that could be material and could have a negative impact on the company’s earnings.

Allowance for loan losses

    Critical Estimates. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

    The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

    Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We also analyze historical loss experience, delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, general economic conditions, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

    On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each impaired loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value or other available information.

    The results of this quarterly process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Executive Vice President. The allowance for loan loss calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

    Our allowance for loan losses reflects probable losses considering, among other things, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.

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

    Our primary lending emphasis has been the origination and purchase of residential mortgage loans, commercial real estate mortgages and commercial and industrial credits. We also originate home equity loans and home equity lines of credit. As a local community bank within a small footprint, these activities resulted in a loan concentration in mortgages secured by real property located in western Massachusetts. Based on the composition of our loan portfolio, we believe the primary risks to loan losses are increases in interest rates, a decline in the general economy, and a decline in real estate market values in western Massachusetts. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

    Effect if Actual Results Differ from Assumptions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the Massachusetts Department of Banking, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Average Balance Sheet and Analysis of Net Interest and Dividend Income

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

	Years Ended June 30,
	2009			2008			2007
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (1)	$381,941	$22,721	5.95%	$344,563	$22,072	6.41%	$316,971	$20,561	6.49%
Investment securities	123,419	5,427	4.40%	132,608	6,259	4.72%	131,392	6,025	4.59%
Federal funds sold and other	15,713	125	0.80%	14,136	493	3.49%	17,951	948	5.28%
Total interest earning assets	521,073	28,273	5.43%	491,307	28,824	5.87%	466,314	27,534	5.90%
Non-interest earning assets	32,370			30,696			32,240
Total assets	$553,443			$522,003			$498,554

Interest-bearing liabilities:
Savings deposits	$68,967	1,014	1.47%	$68,065	1,584	2.33%	$59,575	1,580	2.65%
Money market	33,124	507	1.53%	19,958	433	2.17%	27,239	714	2.62%
NOW and other checking accounts	54,149	173	0.32%	50,906	149	0.29%	51,427	251	0.49%
Certificates of deposit	196,567	6,972	3.55%	170,849	7,743	4.53%	185,393	8,585	4.63%
Total deposits	352,807	8,666	2.46%	309,778	9,909	3.20%	323,634	11,130	3.44%
Borrowed funds	97,431	3,679	3.78%	104,901	4,431	4.22%	98,843	4,351	4.40%
Total interest-bearing liabilities	450,238	12,345	2.74%	414,679	14,340	3.46%	422,477	15,481	3.66%
Non-interest bearing liabilities	5,297			3,996			28,166
Total liabilities	455,535			418,675			450,643
Equity	97,908			103,328			47,911
Total Liabilities and equity	$553,443			$522,003			$498,554

Net interest income		$15,928			$14,484			$12,053
Net interest rate spread (2)			2.69%			2.41%			2.24%
Net interest-earning assets (3)	$70,835			$76,628			$43,837

Net interest margin (4)			3.06%			2.95%			2.58%
Average interest-earning assets to interest-bearing liabilities			115.73%			118.48%			110.38%

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

	Years Ended June 30			Years Ended June 30
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$2,291	$(1,642)	$649	$1,770	$(259)	$1,511
Investment securities	(419)	(413)	(832)	56	178	234
Federal funds sold and other	50	(418)	(368)	(175)	(280)	(455)
Total interest income	1,922	(2,473)	(551)	1,651	(361)	1,290

Interest expense:
Savings deposits	21	(591)	(570)	210	(206)	4
Money market	227	(153)	74	(171)	(110)	(281)
NOW and other checking accounts	10	14	24	(3)	(99)	(102)
Certificates of deposits	1,062	(1,833)	(771)	(662)	(180)	(842)
Total deposits	1,320	(2,563)	(1,243)	(626)	(595)	(1,221)
Borrowed funds	(302)	(450)	(752)	260	(180)	80
Total interest expense	1,018	(3,013)	(1,995)	(366)	(775)	(1,141)
Change in net interest income	$904	$540	$1,444	$2,017	$414	$2,431

(1) Includes loans held for sale.

Comparison of Operating Results For the Years Ended June 30, 2009 and June 30, 2008

             Net Income.    Net income was $286,000, or $0.04 per fully diluted share, for the year ended June 30, 2009 as compared to $1.2 million, or $0.16 per fully diluted share, for the year ended June 30, 2008. The primary reasons for the decrease in net income of $884,000 included an increase in provision for loan losses of $761,000, an increase in FDIC expenses of $685,000, an increase in salary and employee benefit expenses related to the 2008 Plan of $572,000, an increase in other salary and employee benefit expenses of $393,000 and a write-down for other-than-temporary impairment of investment securities of $388,000.

            Net Interest Income.    The tables on pages 45 and 46 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2009 of $1.5 million, or 10.0%, to $15.9 million from $14.5 million for the same period in 2008.  The increase in volume of interest-earning assets increased interest income by $1.9 million, while the increase in the volume of interest-bearing liabilities increased interest expense by $1.0 million. The changes in volume had the effect of increasing net interest income by $904,000. The increase in net interest income associated with changes in rate had the effect of increasing net interest income by $540,000.  The decrease in net interest income attributable to lower yields on interest bearing assets totaled $2.5 million compared to a $3.0 million increase in net interest income attributable to lower rates on interest bearing liabilities.  Net interest margin increased to 3.06% for the year ended June 30, 2009 compared to 2.95% for the year ended June 30, 2008.

            Interest Income.    Interest income decreased from $28.8 million for the year ended June 30, 2008 to $28.3 million for the year ended June 30, 2009. This decrease of $551,000, or 1.9%, was due to decreases in dividends received from the Federal Home Loan Bank of Boston which amounted to $206,000 and a decrease in short-term investment rates which decreased interest received on debt securities by 373,000 or 6.6% and interest received on short-term investments of $369,000 or 74.7%.  These decreases were partially offset by an increase in loan interest of $649,000 or 2.9% due to higher average loan balances.

           Interest Expense.    Interest expense decreased by $2.0 million, or 13.9%, from the year ended June 30, 2008 to the year ended June 30, 2009. Decreased interest costs on borrowings and deposits were the reason for this decrease. Average deposit balances increased by $43.0 million, or 13.9%, while average rates decreased from 3.20% to 2.46%. Average borrowings balances decreased from $104.9 million to $97.4 million, and the average rate on borrowings decreased from 4.22% to 3.77%.

           Provision for Loan Losses.    For the year ended June 30, 2009 the provision for loan losses increased $761,000 compared to the year ending June 30, 2008 due to increases in loan delinquencies, growth in the loan portfolio and general economic conditions. Net loan charge-offs for 2009 and 2008 were $1.1 million and $8,000, respectively. The allowance for loan losses of $3.7 million at June 30, 2009 represented 1.0% of total loans, as compared to an allowance of $3.5 million, representing 1.0% of total loans at June 30, 2008.

           Non-interest Income.    Total non-interest income decreased by $134,000, or 5.5%, for the year ended 2009 compared to the year ended June 30, 2008. The primary reason for this decrease was a write-down on other-than-temporary impairment losses of investment securities of $388,000.  In addition, in fiscal 2008 the Company recorded a one time gain of $108,000 as a result of the termination of the Company’s defined benefit plan.  The decrease resulting from the write down of securities was offset by an increase in gain on sale of loans of $201,000, an increase in customer service fees of $64,000, an increase of $58,000 in the cash surrender value of life insurance and an increase of $34,000 in other non-interest income.

            Non-interest Expense.    For the year ended June 30, 2009, non-interest expense increased $2.2 million compared to the year ended June 30, 2008.  This increase was largely due to an increase in salary and employee benefit expenses related to the 2008 Plan of $572,000 and other salary and employee benefits expenses of $393,000.  In addition increases in FDIC expenses of $685,000 and general and administrative expenses of $272,000 contributed to the increase in non-interest expense. The increase in general and administrative expenses was primarily related to costs associated with the operations of two new branches and the costs associated with maintaining and processing new deposit and loan customer accounts.

    Income Taxes.    Income tax expense decreased from $1.0 million for the year ended June 30, 2008 to $244,000 for the year ended June 30, 2009.  This decrease of $771,000 was due to the decrease in income before taxes and an adjustment in fiscal 2008 to the company’s valuation reserve against the deferred tax asset established in connection with the charitable contribution carryforward.  The Company’s effective tax rate decreased from 46.4% for the twelve months ended June 30, 2008 to 46.0% for the twelve months ended June 30, 2009.

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

            Net Interest Income.    The tables on pages 45 and 46 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the twelve months ended June 30, 2008 of $2.4 million, or 20.2%, to $14.5 million from $12.1 million for the same period in 2007. The positive effects of the decrease in interest expense due to both a decrease in volume of interest-bearing liabilities and decreases in rates on interest-bearing liabilities more than offset the lower yields on interest-earning assets. The increase in volume of interest-earning assets increased interest income by $1.7 million, while the decrease in the volume of interest-bearing liabilities decreased interest expense by $366,000. The changes in volume had the effect of increasing net interest income by $2.0 million. The increase in net interest income associated with changes in rate had the effect of increasing net interest income by $414,000. The decrease in net interest income attributable to lower yields on interest-earning assets totaled $361,000 compared to a $775,000 increase in net interest income attributable to lower rates on interest-bearing liabilities. Net interest margin increased to 2.95% for the year ended June 30, 2008 compared to 2.58% for the year ended June 30, 2007.

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

    Additionally, during the third and fourth quarters of 2008, the Company’s Board of Directors awarded 595,000 stock options with an exercise price of $10.90 per share and 317,996 shares of restricted stock with a grant date fair value of $10.18 per share to directors and certain officers. These options and stock awards were granted in accordance with the Company’s 2008 Plan approved by shareholders on January 29, 2008. The stock option expense and the stock awards expense are both recognized in salary expense. For more information regarding the 2008 Plan see “Stock Based Compensation”.

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

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

            Total Assets.    Total assets increased by $23.8 million, or 4.4%, from $543.8 million at June 30, 2008 to $567.7 million at June 30, 2009. This increase was primarily attributable to the increase in net loans of $26.8 million, or 7.4%, to $386.6 million at June 30, 2009, an increase in cash and cash equivalents of $2.7 million or 8.0%, to $36.2 million at June 30, 2009 and an increase in other real estate owned of $1.4 million. These increases were partially offset by a decrease in securities available for sale of $7.8 million, or 6.3%, to $116.1 million at June 30, 2009. All of these changes are discussed below.

            Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds increased by $2.7 million, or 8.0%, from $33.5 million at June 30, 2008 to $36.2 million at June 30, 2009.

    Securities.    The investment portfolio aggregated $116.1 million at June 30, 2009, a decrease of $7.8 million, or 6.3%, from $123.9 million at June 30, 2008. Within the securities portfolio, government-sponsored enterprises decreased by $27.1 million, or 72.8%, from $37.2 million at June 30, 2008 to $10.1 million at June 30, 2009. A partial offset to these decreases was an increase in mortgage-backed securities of $19.9 million, or 23.1%, from $85.4 million at June 30, 2008 to $105.3 million at June 30, 2009. The Company took a $388,000 loss on other-than-temporarily impaired securities in fiscal year ended June 30, 2009.

            Net Loans.    Net loans increased $26.8 million, or 7.4%, from $359.8 million at June 30, 2008 to $386.6 million at June 30, 2009. Commercial real estate loans increased $10.0 million, or 8.5%, Commercial loans increased $6.4 million, or 19.7%, Consumer loans increased $2.1 million, or 10.6%, Residential mortgage loans increased $1.3 million, or 1.1%, Home Equity loans increased $1.0 million, or 1.7%, Construction loans increased $5.9 million, or 52.5%, and Industrial Revenue Bonds decreased $95,000, or 7.0%.

    Deposits and Borrowed Funds.    Deposits increased from $331.4 million at June 30, 2008 to $381.5 million at June 30, 2009. Money market accounts increased $18.3, or 82.8%, certificates of deposits increased $13.1 million, or 6.9%, NOW accounts increased $5.0 million, or 29.5%, regular and other savings accounts increased $8.2 million, or 12.4%, and business and consumer checking accounts increased $5.4 million, or 4.6%.

            Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, decreased from $108.7 million as of June 30, 2008 to $83.3 million as of June 30, 2009. As of June 30, 2009, total borrowings included $10.9 million of securities sold under agreement to repurchase and $72.4 million of FHLB borrowings.

   Total Stockholders’ Equity. Stock repurchases resulted in an overall decrease in stockholders’ equity of $5.1 million, to $96.7 million at June 30, 2009, compared to $100.4 million at June 30, 2008.  The Company repurchased 397,493 shares of Company stock, at an average price of $10.03 per share, in the first and second quarters of fiscal 2009 pursuant to, and in completion of, the Company’s Stock Repurchase Program announced in May 2008. The Company repurchased 11,930 shares of Company stock, at an average price of $8.89 per share, in the third quarter of fiscal 2009 in connection with the vesting of the restricted stock grants as part of our 2008 Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. The Company also repurchased 93,704 shares of Company stock, at an average price of $10.64 per share, in the third and fourth quarters of fiscal 2009 pursuant to the Company’s second Stock Repurchase Program announced in January 2009.  The Company adopted Emerging Issues Task Force Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and as a result recorded a cumulative effect adjustment for a change in accounting principles as an addition to retained earnings of $457,000. Net income increased retained earnings by $286,000. The increase in retained earnings was offset by quarterly dividends of $0.03 per share in each quarter of fiscal 2009. The Company’s ratio of capital to total assets decreased to 17.0% as of June 30, 2009, from 18.5% as of June 30, 2008.

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

    The following table sets forth, as of June 30, 2009, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months as Compared to Flat Rates
400 basis point increase in rates	-18.67%
300 basis point increase in rates	-11.64%
200 basis point increase in rates	-5.30%
100 basis point increase in rates	-1.10%
Flat interest rates	0.00%
100 basis point decrease in rates	2.44%
200 basis point decrease in rates	-1.89%

           As indicated in the table above the result of a 100 basis point increase in interest rates is estimated to decrease net interest income by 1.10% and 5.30% for a 200 basis point decrease over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 200 basis point decline in the level of interest rates is a decrease of 1.89%, and an increase of 2.44% for a 100 basis point decline. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

    The Company's primary sources of funds are from deposits, repurchase agreements, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2009, cash and due from banks, federal funds sold and short-term investments totaled $36.2 million, or 6.4%, of total assets, which is an increase of $2.7 million, or 8.0%, from June 30, 2008.

    The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2008, the Company has decreased FHLB borrowings by $26.1 million to a total of $72.4 million outstanding as of June 30, 2009. On that date, the Company had the ability to borrow an additional $81.5 million from the FHLB.

           The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

    Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2009 and the respective maturity dates:

	June 30, 2009
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$72,415	$13,500	$36,700	$13,215	$9,000
Lease commitments	2,510	289	459	358	1,404
Securities sold under agreements to repurchase	10,872	10,872	-	-	-
Total contractual obligations	$85,797	$24,661	$37,159	$13,573	$10,404

    Off-Balance Sheet Arrangements.    None.

    Loan commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2009:

June 30, 2009
(In Thousands)
Commitments to grant loans (1)	$23,572
Commercial lines of credit	18,744
Unused portions of home equity lines of credit (2)	28,109
Unused portion of construction loans (3)	8,531
Unused portion of mortgage loans	307
Unused portion of personal lines-of-credit (4)	1,965
Standby letters of credit (5)	756
Total loan commitments	$81,984

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

            Management of Other Risks.    Two additional risk areas that receive significant attention by management and the Board are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose us to fines, civil money penalties, payment of damages and the voiding of contracts. Both operational and compliance risks also can have serious reputation risk issues for the Company as well.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2009 is effective based on those criteria.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Company, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Hampden Bancorp, Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

       For information relating to the executive officers of the Company, the information contained under the section captioned “Executive Officer and Director Compensation — Executive Officers of Hampden Bancorp, Inc.” is incorporated by reference.

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

    For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Audit Committee” in the Company’s Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

For information relating to executive compensation, the information contained under the sections captioned “Executive Officer and Director Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

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

(c) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2009, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	565,000	$10.90	229,987

Equity compensation plans not approved by security holders	-	-	-
Total	565,000	$10.90	229,987

Item 13.	Certain Relationships And Related Transactions, and Director Independence

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

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 8, 2009.

HAMPDEN BANCORP, INC.
By:	/s/ THOMAS R. BURTON Thomas R. Burton President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS R. BURTON Thomas R. Burton	President, Chief Executive Officer (principal executive officer)	September 8, 2009
/s/ ROBERT A. MASSEY Robert A. Massey	Chief Financial Officer, Senior Vice President and Treasurer (principal accounting and financial officer)	September 8, 2009
/s/ STUART F. YOUNG JR. Stuart F. Young, Jr.	Chairman of the Board of Directors Director	September 8, 2009
/s/ THOMAS V. FOLEY Thomas V. Foley	Director	September 8, 2009
/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 8, 2009
/s/ RICHARD J. KOS Richard J. Kos	Director	September 8, 2009
/s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 8, 2009
/s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 8, 2009
/s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 8, 2009
/s/ ARLENE PUTNAM Arlene Putnam	Director	September 8, 2009
/s/ RICHARD D SUSKI Richard D. Suski	Director	September 8, 2009

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 10, 2009

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2009	2008
	(In Thousands)
Cash and due from banks	$13,925	$5,090
Federal funds sold and other short-term investments	22,323	28,460
Cash and cash equivalents	36,248	33,550

Securities available for sale, at fair value	116,100	123,892
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	915	895
Loans, net of allowance for loan losses of $3,742
at June 30, 2009 and $3,453 at June 30, 2008	386,638	359,878
Other real estate owned	1,362	-
Premises and equipment, net	4,379	4,330
Accrued interest receivable	1,805	2,093
Deferred tax asset	2,974	2,853
Bank-owned life insurance	9,909	9,475
Other assets	2,093	1,633
	$567,656	$543,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$381,477	$331,441
Securities sold under agreements to repurchase	10,872	13,223
Short-term borrowings	1,500	-
Long-term debt	70,915	95,477
Mortgagors' escrow accounts	799	741
Accrued expenses and other liabilities	5,435	2,502
Total liabilities	470,998	443,384

Commitments and contigencies (Notes 12 and 14)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879
issued, 7,446,752 outstanding at June 30, 2009 and 7,949,879 at June 30, 2008)	79	79
Additional paid-in-capital	77,603	77,276
Unearned compensation - ESOP (529,992 shares unallocated at June 30, 2009 and
572,391 shares unallocated at June 30, 2008)	(5,300)	(5,759)
Unearned compensation - equity incentive plan	(2,127)	(2,902)
Retained earnings	30,986	32,131
Accumulated other comprehensive income (loss)	507	(377)
Treasury stock, at cost (503,127 shares at June 30, 2009)	(5,090)	-
Total stockholders' equity	96,658	100,448
	$567,656	$543,832

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Interest and dividend income:
Loans, including fees	$22,721	$22,072	$20,561
Debt securities	5,310	5,683	5,130
Dividends	117	576	895
Federal funds sold and other short-term investments	125	493	948
Total interest and dividend income	28,273	28,824	27,534

Interest expense:
Deposits	8,666	9,909	11,130
Borrowings	3,679	4,431	4,351
Total interest expense	12,345	14,340	15,481

Net interest income	15,928	14,484	12,053
Provision for loan losses	1,412	651	122
Net interest income, after provision for loan losses	14,516	13,833	11,931

Non-interest income:
Customer service fees	1,633	1,569	1,083
Gain (loss) on sales/impairment of securities, net	(326)	57	126
Gain on sales of loans, net	287	86	82
Curtailment and settlement of defined benefit plan	-	108	184
Increase in cash surrender value of life insurance	435	377	314
Other	271	237	174
Total non-interest income	2,300	2,434	1,963

Non-interest expense:
Salaries and employee benefits	9,175	8,209	7,182
Occupancy and equipment	1,640	1,481	1,303
Data processing services	853	760	705
Advertising	936	909	675
Charitable contributions	-	-	3,785
FDIC insurance and assessment expenses	616	36	42
Other general and administrative	3,066	2,687	1,924
Total non-interest expense	16,286	14,082	15,616

Income (loss) before income taxes	530	2,185	(1,722)

Income tax expense (benefit)	244	1,015	(267)

Net income (loss)	$286	$1,170	$(1,455)

Earnings per share
Basic	$0.04	$0.16	$(0.20)
Diluted	$0.04	$0.16	$(0.20)

Weighted average shares outstanding
Basic	6,826,777	7,273,069	7,333,354
Diluted	6,868,495	7,283,701	7,333,354

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2009, 2008 and 2007

					Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
	Common Stock		Paid-in	Compensation-	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(In Thousands)
Balance at June 30, 2006	-	$-	$-	$-	$-	$33,627	$(2,353)	$-	$31,274
Comprehensive loss:
Net loss	-	-	-	-	-	(1,455)	-	-	(1,455)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	1,351	-	1,351
Total comprehensive loss									(104)
Issuance of common stock for initial public
offering, net of expenses of $2.3 million	7,571,313	75	73,323	-	-	-	-	-	73,398
Issuance of common stock to Hampden Bank
Charitable Foundation	378,566	4	3,782	-	-	-	-	-	3,786
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(239)	-	-	(239)
Shares purchased for ESOP (635,990 shares)	-	-	-	(6,360)	-	-	-	-	(6,360)
ESOP shares committed to be allocated (21,200 shares)	-	-	51	212	-	-	-	-	263
Balance at June 30, 2007	7,949,879	$79	$77,156	$(6,148)	$-	$31,933	$(1,002)	$-	$102,018
Comprehensive income:
Net income	-	-	-	-	-	1,170	-	-	1,170
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	625	-	625
Total comprehensive income									1,795
Culmulative effect of change to initially apply FASB Statement No. 156, net of tax effect	-	-	-	-	-	133	-	-	133
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(862)	-	-	(862)
Establishment of stock incentive plan - restricted stock	-	-	3,237	-	(3,237)	-	-	-	-
Common stock repurchased for stock incentive plan - restricted stock (317,996 shares)	-	-	(3,237)	-	-	(243)	-	-	(3,480)
Stock-based compensation	-	-	85	-	335	-	-	-	420
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	35	389	-	-	-	-	424
Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448
Comprehensive income:
Net income	-	-	-	-	-	286	-	-	286
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	884	-	884
Total comprehensive income									1,170
Culmulative effect of change to initially apply EITF 06-04, net of tax effect	-	-	-	-	-	(457)	-	-	(457)
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(854)	-	-	(854)
Common stock repurchased	(503,127)	-	-	-	-	-	-	(5,090)	(5,090)
Stock-based compensation	-	-	337	-	655	-	-	-	992
Forfeiture of restricted stock	-	-	-	-	120	(120)	-	-	-
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	(10)	459	-	-	-	-	449
Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$286	$1,170	$(1,455)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	1,412	651	122
Net accretion of securities	(107)	(63)	(144)
Depreciation and amortization	651	662	591
Impairment loss on securities	388	-	-
Gain on sales of securities, net	(62)	(57)	(126)
Loans originated for sale	(24,111)	(16,753)	(12,362)
Proceeds from loan sales	24,378	16,408	12,301
Gain on sales of loans, net	(287)	(86)	(82)
Increase in cash surrender value of
life insurance	(434)	(377)	(314)
Deferred tax provision (benefit)	(646)	2	(594)
Employee Stock Ownership Plan expense	449	424	263
Stock-based compensation	992	420	-
Net change in:
Accrued interest receivable	288	293	(579)
Other assets	(460)	(190)	13
Accrued expenses and other liabilities	1,103	(2,092)	1,428
Net cash provided by operating activities	3,840	412	2,848

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	355	21,226	9,072
Maturities and calls	40,965	43,001	6,000
Principal payments	17,765	17,718	17,454
Purchases	(48,730)	(55,574)	(68,475)
Redemption (purchase) of Federal Home Loan Bank stock	-	(626)	666
Purchase of loans	(5,644)	(5,726)	-
Loan originations, net	(23,890)	(25,729)	(11,315)
Premiums paid on bank-owned life insurance	-	(287)	-
Purchase of premises and equipment	(700)	(605)	(364)
Net cash used by investing activities	(19,879)	(6,602)	(46,962)

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	50,036	4,100	4,627
Net change in repurchase agreements	(2,351)	286	1,702
Net change in short-term borrowings	1,500	(1,000)	(18,000)
Proceeds from long-term debt	2,304	36,143	43,061
Repayment of long-term debt	(26,866)	(16,000)	(48,551)
Net change in mortgagors' escrow accounts	58	28	140
Net proceeds from initial public stock offering	-	-	73,398
Stock purchased for ESOP	-	-	(6,360)
Repurchase of common stock	(5,090)	(3,480)	-
Payment of dividends on common stock	(854)	(862)	(239)
Net cash provided by financing activities	18,737	19,215	49,778

Net change in cash and cash equivalents	2,698	13,025	5,664

Cash and cash equivalents at beginning of year	33,550	20,525	14,861

Cash and cash equivalents at end of year	$36,248	$33,550	$20,525

Supplemental cash flow information:
Interest paid on deposits	$8,666	$9,909	$11,130
Interest paid on borrowings	3,609	4,027	4,074
Income taxes paid	900	683	425
Due to broker	1,373	-	-
Transfers from loans to OREO	1,362	-	-

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 and 2007

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

    Management evaluated all events or transactions that occurred after June 30, 2009 up through September 10, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognized or unrecognized subsequent events.

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

Business and Operating Segments

           The Company provides a variety of financial services to individuals and small businesses through its Internet operations and nine offices in Hampden County, Massachusetts and surrounding communities. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgage and commercial loans.

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

Reclassification

            Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents and Statements of Cash Flows

    Cash and due from banks, federal funds sold and short-term investments with original maturities of less than 90 days are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans and deposits are reported on a net basis. The Company maintains amounts due from banks and federal funds sold that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Securities

           Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities”. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method. Declines in fair value of equity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, existing credit losses on debt securities, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is likely than it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

Federal Home Loan Bank Stock

    The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLB"), is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of the Bank’s outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. Effective in 2009 the FHLB has suspended dividend payments and issued a moratorium on the redemption of FHLB stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2009, no impairment has been recognized.

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

           The accrual of interest on mortgage and commercial loans is discontinued when reasonable doubt exists as to the full timely collection of interest and principal or at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on the contractual term of the loans. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

    All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reclassified to accrual status no sooner than regulatory requirements allow.

Loans Held for Sale

    Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date.

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

Loan Servicing

    Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

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

Treasury Stock

    Common stock shares repurchased are recorded as treasury stock at cost.

Other Real Estate Owned

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

    The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

    On July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a recognition threshold and measurement attribute for the financials statement recognition and measurement of a tax position taken, or expected to be taken in the future, in the Company’s tax return. FIN 48 also provides guidance related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity. The initial adoption of FIN 48 had no impact on the Company’s financial statements and the Company has no material uncertain tax positions as of June 30, 2009. Future interest and penalties related to unrecognized tax benefits, if any, will be reported as income tax expense in the Company’s consolidated statements of operations.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan

    The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock award, equal to the market price at the date of grant, was recorded as unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model, which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award. See Note 15 for additional discussion.

Employee Stock Ownership Plan

           Compensation expense is recognized based on the fair value of shares at the time they are committed to be released to the Employee Stock Ownership Plan (“ESOP”) participants. All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

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

    The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Unrealized holding gains on available-for-sale securities	$1,083	$1,053	$2,293
Reclassification adjustment for gains realized in income	(62)	(57)	(126)
Reclassification adjustment for other than temporary impairment of securities	388	-	-
Net unrealized gains	1,409	996	2,167
Tax effect	525	371	816
Net-of-tax amount	$884	$625	$1,351

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

    Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity, and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations when committed to be released.

Earnings per common share have been computed based upon the following:

	Year Ended June 30,
	2009	2008	2007 (1)

Net income applicable to common stock (in thousands)	$286	$1,170	$(1,455)

Average number of shares issued	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(553,287)	(595,252)	(616,525)
Less: average treasury stock	(279,613)	-	-
Less: average unvested restricted stock awards	(290,202)	(81,558)	-
Average number of basic shares outstanding	6,826,777	7,273,069	7,333,354

Plus: dilutive unvested restricted stock awards	41,718	10,632	-
Plus: dilutive stock option shares	-	-	-
Average number of diluted shares outstanding	6,868,495	7,283,701	7,333,354

Basic earnings per share	$0.04	$0.16	$(0.20)
Diluted earnings per share	$0.04	$0.16	$(0.20)

(1)
Since the Company’s initial public offering (IPO) in January 2007, the Company has presented earnings per share data for quarterly and annual reporting periods during which its shares were outstanding for the complete period. This presentation was consistent with the method used in practice by banking entities. Pursuant to guidance provided to the Company by the staff of the Securities and Exchange Commission, the Company is revising its presentation of earnings per share data for periods prior to its IPO, which was completed on January 16, 2007, to reflect shares issued in the IPO and to the Hampden Bank Employee Stock Ownership Plan as outstanding for all periods presented. The additional disclosure of earnings per share for those periods prior to the IPO has no effect on previously reported earnings per share for periods subsequent to the IPO. Accordingly, earnings per share for the year ended June 30, 2007 is being presented for the first time herein.

    The earnings per share calculation excludes 595,000 options whose effect would have been antidilutive for the years ended June 30, 2009 and June 30, 2008.

Recent Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this statement, except for items covered by the Staff Position, as of July 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.  See Note 17 for more details.

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

    On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement is not applicable to the Company and will, therefore, not have an impact on it’s consolidated financial statements.

    In March 2007, the Emerging Task Force ("EITF") reached a consensus on Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-04"). Under this EITF, the Company is required to recognize a liability for postretirement benefits related to endorsement split-dollar life insurance arrangements.  The Company adopted the provision of this standard effective July 1, 2008. As a result of the adoption of EITF 06-04, the Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings of $457,000.

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

    In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and it did not have a material impact on the consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

    Effective January 2009, the Company adopted FASB FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB SFAS No. 128, “Earnings Per Share.” All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

    In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 is effective for periods beginning after March 15, 2009. The Company adopted FAS 157-4 as of April 1, 2009. The adoption of FSP FAS 157-4 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment (“OTTI”) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of debt securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

    In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require these disclosures in summarized financial information for interim reporting periods. This FSP was effective for interim reporting periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

    In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the statement shall be applied to transfers that occur on or after the effective date. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

    In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

 HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

    The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2009 and 2008, these reserve balances amounted to $800,000 and $250,000 respectively.

3. SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,982	$123	$-	$10,105
Residential mortgage-backed securities
Agency	92,340	1,955	(186)	94,108
Non-agency	11,973	3	(797)	11,180
Total debt securities	114,295	2,081	(983)	115,393
Marketable equity securities	1,018	16	(327)	707
Total securities available for sale	$115,313	$2,097	$(1,310)	$116,100

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$36,962	$294	$(60)	$37,196
Residential mortgage-backed securities
Agency	70,331	497	(358)	70,470
Non-agency	15,561	-	(598)	14,963
Total debt securities	122,854	791	(1,016)	122,629
Marketable equity securities	1,661	19	(417)	1,263
Total securities available for sale	$124,515	$810	$(1,433)	$123,892

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

    The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2009 follows. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$1,000	$1,005
Over 1 year through 5 years	8,982	9,100
Total bonds and obligations	9,982	10,105
Residential mortgage-backed securities
Agency	92,340	94,108
Non-agency	11,973	11,180
Total debt securities	$114,295	$115,393

            At June 30, 2009 and 2008, the carrying value of securities pledged to secure repurchase agreements was $14,619,000 and $14,210,000, respectively (see Note 8).

           For the years ended June 30, 2009, 2008 and 2007, proceeds from sales of securities available for sale amounted to $355,000, $21,226,000 and $9,072,000, respectively. Gross realized gains amounted to $62,000, $137,000 and $185,000, respectively. Gross realized losses amounted to $0, $80,000 and $59,000, respectively.

    The industries represented by our marketable equity securities portfolio are as follows:

	June 30, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$111	$66
Biotechnology	55	37
Chemicals	29	18
Electronics	52	37
Food	73	52
Healthcare - products	77	45
Healthcare - services	75	38
Household products	46	42
Insurance	59	28
Media	50	30
Miscellaneous manufacturing	37	43
Retail	278	207
Semiconductors	26	34
Transportation	50	30
Total equity securities	$1,018	$707

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

    Information pertaining to securities with gross unrealized losses at June 30, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2009:
Residential mortgage-backed securities
Agency	156	19,193	30	4,120
Non-agency	2	82	795	11,006
Marketable equity securities	12	101	315	522
	$170	$19,376	$1,140	$15,648

June 30, 2008:
Government-sponsored enterprises	$60	$5,439	$-	$-
Residential mortgage-backed securities
Agency	169	17,309	189	15,870
Non-agency	10	240	588	14,531
Marketable equity securities	261	662	156	325
	$500	$23,650	$933	$30,726

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

    At June 30, 2009, fifty debt securities have unrealized losses with aggregate depreciation of 2.8% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At June 30, 2009, we held 24 securities issued by private mortgage originators that had an amortized cost of $12.0 million and a fair value of $11.2 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2009. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

            At June 30, 2009, twenty-one marketable equity securities have unrealized losses with aggregate depreciation of 34.4% from the Company's cost basis. The majority of these unrealized losses relate principally to the banking, retail, healthcare, and insurance industries. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

    Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). The Company recorded a loss of $388,000 for seven marketable equity securities that the Company considered to be OTTI securities for the fiscal year ended June 30, 2009. There were no impairment charges related to OTTI securities for the years ended June 30, 2008 or June 30, 2007.

4. LOAN SERVICING

    In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.

    The changes in servicing assets measured using fair value are as follows:

	Years Ended June 30,
	2009	2008
	(In Thousands)
Fair value at the beginning of year	$444	$152
Capitalized servicing assets	153	68
Changes in fair value	59	224
Fair value at end of year	$656	$444

    The unpaid principal balance of mortgage serviced for others was $46.8 million and $31.9 million at June 30, 2009 and June 30, 2008, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2009, 2008, and 2007, amounts recognized for loan servicing fees amounted to $141,000, $187,000, and $88,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS

            A summary of the balances of loans follows:

	June 30,
	2009	2008
	(In Thousands)
Mortgage loans on real estate:
Residential	$123,151	$121,864
Commercial	127,604	117,636
Home equity	58,747	57,790
Construction	17,243	11,308
	326,745	308,598
Commercial loans	38,918	32,509
Consumer and other loans	22,079	19,967
	60,997	52,476
Total loans	387,742	361,074

Deferred origination costs, net	2,638	2,257
Allowance for loan losses	(3,742)	(3,453)
	$386,638	$359,878

    An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Balance at beginning of year	$3,453	$2,810	$3,695
Provision for loan losses	1,412	651	122
Recoveries	259	31	19
Loans charged-off	(1,382)	(39)	(1,026)
Balance at end of year	$3,742	$3,453	$2,810

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LOANS (Concluded)

    The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2009	2008
	(In Thousands)
Impaired loans without a valuation allowance	$856	$1,057
Impaired loans with a valuation allowance	1,122	2,963
Total impaired loans	$1,978	$4,020
Valuation allowance related to impaired loans	$10	$1,146
Total non-accrual loans	$3,914	$4,825

           As of June 30, 2009 and June 30, 2008, there were no loans past-due ninety days or more and still accruing.

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Average investment in impaired loans	$3,104	$4,242	$3,647
Interest income recognized on a cash basis on impaired loans	$88	$102	$80

    There was no interest income recognized on an accrual basis on impaired loans for the years ended June 30, 2009, 2008 and 2007.

    No additional funds are committed to be advanced in connection with impaired loans.

6. PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2009	2008	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$763	$763
Buildings and improvements	4,506	4,459	5 - 39 Years
Leasehold improvements	1,598	1,180	5 - 10 Years
Equipment	4,357	4,122	3 - 10 Years
	11,224	10,524
Accumulated depreciation and amortization	(6,845)	(6,194)
	$4,379	$4,330

    Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 amounted to $651,000, $662,000 and $591,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEPOSITS

    A summary of deposit balances by type is as follows:

	June 30,
	2009	2008
	(In Thousands)
Demand	$42,021	$36,619
NOW	21,748	16,797
Regular and other savings	74,721	66,492
Money market deposits	40,471	22,138
Total non-certificate accounts	178,961	142,046
Term certificates less than $100,000	93,212	83,381
Term certificates of $100,000 and greater	109,304	106,014
Total certificate accounts	202,516	189,395
Total deposits	$381,477	$331,441

    At June 30, 2009 the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2010	$123,112
2011	36,134
2012	24,235
2013	6,966
2014	12,008
2015	61
$202,516

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

    Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2009 and 2008, repurchase agreements outstanding amounted to $10,872,000 and $13,223,000, respectively, with a weighted average interest rate of 0.75% and 1.75%, respectively. At June 30, 2009 and 2008, securities with an amortized cost of $14,073,000 and $14,372,000, respectively, and a fair value of $14,619,000 and $14,210,000, respectively, were pledged to secure repurchase agreements.

9. SHORT-TERM BORROWINGS

           Short-term borrowings totaling $1.5 million, consist of FHLB advances with an original maturity within one year at a weighted average rate of 2.01% at June 30, 2009. There were no short-term borrowings at June 30, 2008.

            In addition, at June 30, 2009 and 2008, the Company had an Ideal Way Line of Credit available with the FHLB of $1,952,000, of which there were no amounts outstanding at June 30, 2009 and 2008.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT

           A summary of outstanding advances from the FHLB at June 30, 2009 and 2008 follows:

	Amount		Weighted Average Rate
	2009	2008	2009	2008
	(In Thousands)
Advances maturing in the years ending June 30,
2009	$-	$25,664	-%	4.65%
2010	12,000	13,202	4.24	4.41
*2011	13,162	13,190	3.69	3.69
*2012	23,538	23,159	4.30	4.36
2013	9,250	8,250	4.13	4.25
*2014	3,965	3,012	4.23	4.62
2015	3,000	3,000	3.25	3.25
2017	2,000	2,000	4.19	4.19
2018	4,000	4,000	3.19	3.19
Total FHLB advances	$70,915	$95,477	4.05%	4.26%

           * At June 30, 2009, includes amortizing advances aggregating $3,365,000 requiring combined monthly principal and interest payments of $71,000.

            Certain FHLB advances are callable in the amount of $34,000,000 in fiscal 2010 and $3,000,000 in fiscal 2011. These advances have maturity dates in fiscal years 2011, 2012, 2014, 2015, and 2017.

           All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of obligations of Government-sponsored enterprises.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES

           Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2009	2008	2007
	(In Thousands)
Current tax provision:
Federal	$752	$905	$267
State	138	108	60
	890	1,013	327

Deferred tax provision (benefit):
Federal	(600)	(235)	(1,111)
State	(46)	(113)	57
	(646)	(348)	(1,054)
Change in valuation reserve	-	350	460
	(646)	2	(594)
Total tax provision (benefit)	$244	$1,015	$(267)

    The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2009	2008	2007
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	11.5	(0.2)	(4.5)
Dividends received deduction	(1.0)	(2.8)	6.3
Bank-owned life insurance	(26.4)	(5.2)	5.4
Change in valuation reserve	-	16.0	(26.7)
Stock options	17.8	-	-
Restricted stock	5.6	-	-
Other, net	4.5	4.6	1.0
Effective income tax rate	46.0%	46.4%	15.5%

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

    The components of the net deferred tax asset are as follows:

	June 30,
	2009	2008
	(In Thousands)
Deferred tax asset:
Federal	$3,819	$3,297
State	729	751
	4,548	4,048
Valuation reserve	(810)	(810)
	3,738	3,238
Deferred tax liability:
Federal	(612)	(286)
State	(152)	(99)
	(764)	(385)
Net deferred tax asset	$2,974	$2,853

    The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2009	2008
	(In Thousands)
Non-accrual interest income	$37	$92
Net unrealized (gain) loss on securities available for sale	(279)	246
Depreciation	145	64
Mortgage servicing rights	(262)	(178)
Allowance for loan losses	1,509	1,428
Employee benefit plans	1,449	1,033
Charitable contribution carryover	1,088	1,171
Other-than-temporary impairment of securities	155	-
Other	(58)	(193)
Valuation reserve for charitable contribution carryover	(810)	(810)
Net deferred tax asset	$2,974	$2,853

    No adjustment to the valuation reserve was made in fiscal 2009. In fiscal 2008, an adjustment of $350,000 was made to increase the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carryforward. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion.

    The federal income tax reserve for loan losses at the Company's base year amounted to $2,222,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation, in the fiscal year in which used. As the Company intends to use the reserves solely to absorb loan losses, a deferred income tax liability of $888,000 has not been provided.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2009	2008
	(In Thousands)
Commitments to grant loans	$23,572	$14,876
Unadvanced funds on home equity lines-of-credit	28,109	27,887
Unadvanced funds on personal lines-of-credit	1,965	2,006
Unadvanced funds on commercial lines-of-credit	18,744	17,384
Unadvanced funds on construction loans	8,531	8,636
Unadvanced funds due mortgagors	307	323
Standby letters of credit	756	775

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

           FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at June 30, 2009 and 2008 was not material.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Concluded)

Operating Leases

            Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2009, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

Years Ending June 30,	Amount
(In Thousands)
2010	$289
2011	239
2012	220
2013	190
2014	168
Thereafter	1,404
$2,510

    The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $260,000, $231,000 and $191,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

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

    The employment agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial terms of the agreements are three years. The term automatically extends at the conclusion of the initial term for a successive term of three years, unless notice not to renew is given by either party, or unless the agreement is earlier terminated by the parties. Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009 and 2008, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

           As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:

Total capital (to risk weighted assets):
Consolidated	$98,546	24.7%	$31,944	8.0%	N/A	N/A
Bank	71,634	18.3	31,268	8.0	$39,085	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	94,804	23.7	15,972	4.0	N/A	N/A
Bank	67,892	17.4	15,634	4.0	23,451	6.0

Tier 1 capital (to average assets):
Consolidated	94,804	16.6	22,801	4.0	N/A	N/A
Bank	67,892	12.4	21,983	4.0	27,479	5.0

As of June 30, 2008:

Total capital (to risk weighted assets):
Consolidated	$103,836	27.6%	$30,065	8.0%	N/A	N/A
Bank	71,476	19.4	29,496	8.0	$36,870	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	100,383	26.7	15,032	4.0	N/A	N/A
Bank	68,023	18.5	14,748	4.0	22,122	6.0

Tier 1 capital (to average assets):
Consolidated	100,383	19.1	21,019	4.0	N/A	N/A
Bank	68,023	13.7	19,868	4.0	24,835	5.0

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

         A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2009
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$96,658	$96,658
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(27,005)
Accumulated losses on securities available for sale, net of tax	(507)	(414)
Disallowed deferred tax assets	(969)	(969)
Net unrealized loss on equity securities available for sale	(312)	(312)
Mortgage servicing rights	(66)	(66)
Total Tier 1 capital	94,804	67,892
Adjustments for total capital:
Allowance for loan losses	3,742	3,742
Total capital per regulatory reporting	$98,546	$71,634

	June 30, 2008
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$100,448	$100,448
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(32,369)
Accumulated losses on securities available for sale, net of tax	377	386
Net unrealized loss on equity securities available for sale	(398)	(398)
Mortgage servicing rights	(44)	(44)
Total Tier 1 capital	100,383	68,023
Adjustments for total capital:
Allowance for loan losses	3,453	3,453
Total capital per regulatory reporting	$103,836	$71,476

14. EMPLOYEE BENEFIT PLANS

Pension Plan

            The Company froze its defined benefit pension plan effective October 31, 2006 and recorded a gain of $184,000 in fiscal 2007 as a result of the curtailment. In the third quarter of fiscal 2007, the Company voted to terminate its defined benefit pension plan with final settlement, including the distribution of all plan assets, which was completed in the fourth quarter of fiscal 2008. The Company recorded a gain of $108,000 as a result of the settlement of the plan. Prior to termination, the Company provided pension benefits for eligible employees through the defined benefit pension plan. Substantially all employees participated in the retirement plan on a non-contributing basis, and were fully vested after three years of service.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

401(k) plan

    The Company also provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period, automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Prior to January 16, 2007, the Company made matching contributions to the 401(k) plan equal to 25% of the first 6% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2009, 2008 and 2007 amounted to $194,000, $184,000 and $56,000, respectively.

Supplemental retirement benefits

           In 2004, the Company entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits above the amounts provided by Savings Banks Employees Retirement Association. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the years ended June 30, 2009, 2008 and 2007 amounted to $496,000, $525,000 and $414,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $2.0 million at June 30, 2009 and $1.6 million at June 30, 2008.

           The Company has entered into collateral split dollar life insurance agreements with certain officers in connection with supplemental retirement benefits whereby the Company has agreed to pay the insurance premiums currently on policies purchased for and owned by certain officers. The Company's obligation to pay the premium on these policies ceases upon the employee's termination of employment. In addition, the Company has entered into endorsement split dollar life insurance agreements with certain officers in connection with supplemental retirement benefits whereby the Company has endorsed a portion of the death benefits of the policies to the employee. The Company owns these policies and has agreed to pay the premiums currently and subsequent to the employee's retirement. Refer to Note 1 - Recent Accounting Pronouncements for more information regarding EITF 06-4.

Employee Stock Ownership Plan

           Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc., to enable it to make a 15-year loan to the ESOP to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering. This plan is a tax-qualified retirement plan for the benefit of eligible Company employees.  The plan is created for the purpose of providing retirement benefits to participants and their beneficiaries in a manner consistent with the requirements of the Internal Revenue Code and Title I of ERISA. Eligible employees who have attained age 21 and have been employed by the Company for three months as of January 16, 2007 were eligible to participate in the plan. Thereafter, employees who have attained the age of 21 and have completed 1,000 hours of service during a continuous 12-month period will be eligible to participate as of the first entry date following completion of the plan’s eligibility requirements.

    At June 30, 2009, the principal balance on the ESOP debt is payable as follows:

Year ending June 30,	Amount
(In Thousands)
2010	$291
2011	315
2012	339
2013	369
2014	399
Thereafter	3,881
$5,594

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

    The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account and allocated among the participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.

            Shares held by the ESOP include the following:

	June 30,
	2009	2008	2007
Allocated	83,148	42,399	-
Committed to be allocated	21,200	21,200	21,200
Unallocated	529,992	572,391	614,790
	634,340	635,990	635,990

           Total compensation expense for the years ended June 30, 2009, 2008 and 2007 was $449,000, $424,000 and $263,000, respectively. The total fair value of the unallocated shares as of June 30, 2009, 2008 and 2007 was $5.3 million, $5.9 million and $7.2 million, respectively.

15. EQUITY INCENTIVE PLAN

Stock Options

    Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its chief executive officer vest over four years from date of grant at 25% per year. There are 229,987 stock options that are available to be granted to directors and employees as of June 30, 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted During The Year Ended June 30, 2008
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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY INCENTIVE PLAN (Concluded)

    A summary of options under the Plan as of June 30, 2009, and changes during the year then ended, is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at July 1, 2008	595,000	$10.90	-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(30,000)	10.90	-
Outstanding at June 30, 2009	565,000	$10.90	8.8
Options exerciseable	116,750	$10.90	8.8

    Share-based compensation expense applicable to stock options was $337,000 and $85,000 for the years ended June 30, 2009 and 2008, respectively. As of June 30, 2009, unrecognized stock-based compensation expense related to nonvested options amounted to $1.3 million. This amount is expected to be recognized over a weighted average period of 3.4 years.  The intrinsic value of all stock options outstanding and exercisable at June 30, 2009 was zero.

Stock Awards

    Under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% per year, except that the Company’s awards to its chief executive officer vest at 25% per year. The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation expense related to restricted stock awards of $655,000 and $335,000 for the years ended June 30, 2009 and 2008, respectively. No stock awards were granted prior to January 29, 2008. As of June 30, 2009, there was $2.2 million of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 3.50 years.

    A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares
Balance at July 1, 2008	317,996
Granted	-
Vested	(65,824)
Cancelled	-
Forfeited	(11,741)
Balance at June 30, 2009	240,431

The aggregate fair value of the stock awards that vested in fiscal 2009 was $585,000.

16. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

        At June 30, 2009, the Bank’s retained earnings available for the payment of dividends was $34.4 million. At June 30, 2009, $35.2 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7.0 million.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Concluded)

    In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

    As part of the Conversion, the Company established a liquidation account in an amount equal to the net worth of the Company as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The amount of the liquidation account as of June 30, 2009 is $7.4 million, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                Loans: Fair values for loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This analysis  assumes no prepayment. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. In the ordinary course of business, the Company sells real estate loans to the secondary market.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                Mortgage servicing rights: Mortgage servicing rights are the rights of a Mortgage Servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage lender. The fair value of servicing rights is estimated using a present value cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                                Securities sold under agreements to repurchase: The carrying amount of repurchase agreements approximates fair value.

                                Short-term borrowings: For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

                                Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                 Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2009 and 2008 was not material.

    The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2009:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Securities available for sale	$707	$115,393	$-	$116,100
Mortgage servicing rights	-	656	-	656
Total assets at fair value	$707	$116,049	$-	$116,756

    Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with Generally Accepted Accounting Principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2009.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

				Gains (Losses)
				Year Ended
(Dollars in thousands)	Level 1	Level 2	Level 3	June 30, 2009
Impaired loans	$-	$-	$1,112	$569
Total assets	$-	$-	$1,112	$569

    There were no liabilities reported at fair value on a recurring or non-recurring basis as of June 30, 2009.

    The amount of loans represents the carrying value of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The changes in fair value, or resolution, or repayment of the loan are recognized in earnings through the provision for loan losses.

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

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

	June 30,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$36,248	$36,248	$33,550	$33,550
Securities available for sale	116,100	116,100	123,892	123,892
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	915	915	895	895
Loans, net	386,638	393,355	359,878	360,622
Accrued interest receivable	1,805	1,805	2,093	2,093
Mortgage servicing rights	656	656	444	444

Financial liabilities:
Deposits	381,477	384,560	331,441	334,343
Securities sold under agreements to repurchase	10,872	10,872	13,223	13,223
Short-term borrowings	1,500	1,500	-	-
Long-term debt	70,915	72,522	95,477	95,796
Mortgagors' escrow accounts	799	799	741	741

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

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

    BALANCE SHEETS

	June 30,
	2009	2008
	(In Thousands)
Assets
Cash on hand	$202	$5
Federal funds sold and other short-term investments	10,042	7,565
Cash and cash equivalents	10,244	7,570

Securities available for sale, at fair value	10,463	18,106
Investment in common stock of Hampden Bank	69,653	68,079
Investment in common stock of Hampden LS, Inc.	744	448
Accrued interest receivable	78	207
Deferred tax asset	929	457
Other assets	5,012	5,642
	$97,123	$100,509

Liabilities and Stockholders' Equity
Accrued expenses	$465	$61
Stockholders' equity	96,658	100,448
	$97,123	$100,509

    STATEMENTS OF OPERATIONS

	Years Ended June 30,		From Date of Inception January 16, 2007 to June 30,
	2009	2008	2007
	(In Thousands)
Income:
Dividend income	$26	$235	$438
Interest on securities	676	889	169
Interest on cash and short term investments	26	176	75
Non-interest income	5	1	5
Total income	733	1,301	687
Operating expenses	1,800	1,569	3,930
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,067)	(268)	(3,243)
Income tax provision (benefit)	(308)	261	(646)
Loss before equity in undistributed net income of subsidiaries	(759)	(529)	(2,597)
Equity in undistributed net income of Hampden Bank	749	1,326	643
Equity in undistributed net income of Hampden LS, Inc.	296	373	75
Net income (loss)	$286	$1,170	$(1,879)

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

    STATEMENTS OF CASH FLOWS

	Years Ended June 30,		From Date of Inception January 16, 2007 to June 30,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$286	$1,170	$(1,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of Hampden Bank	(749)	(1,326)	(643)
Equity in undistributed net income of Hampden LS, Inc.	(296)	(373)	(75)
Stock-based compensation	992	420	-
Deferred tax provision (benefit)	(498)	380	(827)
Contribution of common stock to Hampden Bank Charitable Foundation	-	-	3,786
Net change in:
Accrued interest receivable	129	86	(293)
Other assets	630	718	(6,360)
Accrued expenses and other liabilities	404	(160)	222
Net cash provided (used) by operating activities	898	915	(6,069)

Cash flows from investing activities:
Inintial investment in Hampden Bank	-	-	(31,497)
Inintial investment in Hampden LS, Inc.	-	-	(1)
Activities in available-for-sale securities:
Maturities	17,000	10,800	4,507
Purchases	(10,040)	(1,583)	(31,801)
Net cash provided (used) by investing activities	6,960	9,217	(58,792)

Cash flows from financing activities:
Net proceeds from initial public offering (IPO)	-	-	73,398
Stock purchased for ESOP	-	-	(6,360)
Payment of loan from Hampden LS, Inc.	752	752	-
Stock repurchased for restricted stock awards	(5,090)	(3,480)	-
Payment of dividends on common stock	(854)	(862)	(239)
Other, net	8	(910)	-
Net cash (used) provided by financing activities	(5,184)	(4,500)	66,799

Net increase in cash and cash equivalents	2,674	5,632	1,938
Cash and cash equivalents at beginning of period	7,570	1,938	-
Cash and cash equivalents at end of period	$10,244	$7,570	$1,938

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19. QUARTERLY DATA (UNAUDITED)

    Quarterly results of operations for the years ended June 30, 2009 and 2008 were as follows:

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Interest and dividend income	$6,956	$6,914	$7,195	$7,110	$6,904	$7,156	$7,416	$7,351
Interest expense	2,878	2,948	3,157	3,363	3,305	3,543	3,652	3,840
Net interest income	4,078	3,966	4,038	3,747	3,599	3,613	3,764	3,511
Provision for loan losses	300	300	308	504	377	108	84	82
Non-interest income	749	538	571	540	703	561	613	553
Non-interest expense	4,375	4,168	4,028	3,714	3,656	3,622	3,527	3,276
Provision (benefit) for income taxes	46	93	83	22	78	139	613	185
Net income (loss)	$106	$(57)	$190	$47	$191	$305	$153	$521

Basic	$0.02	$(0.01)	$0.03	$0.01	$0.03	$0.04	$0.02	$0.07
Diluted	$0.02	$(0.01)	$0.03	$0.01	$0.03	$0.04	$0.02	$0.07

Weighted average shares outstanding:
Basic	6,725,932	6,724,052	6,804,992	7,052,133	7,152,802	7,351,698	7,349,337	7,338,699
Diluted	6,810,285	6,724,052	6,850,086	7,089,559	7,187,651	7,359,379	7,349,337	7,338,699

    Quarterly data may not sum to annual data due to rounding.