Form 10-Q
period 2009-09-30
Hampden Bancorp, Inc.
filed 2009-11-16
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐.

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

As of November 9, 2009, there were 7,314,452 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	June 30,
	2009	2009
	(Unaudited)
Cash and due from banks	$9,817	$13,925
Federal funds sold and other short-term investments	8,905	22,323
Cash and cash equivalents	18,722	36,248

Securities available for sale, at fair value	116,785	116,100
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	254	915
Loans, net of allowance for loan losses of $4,587
at September 30, 2009 and $3,742 at June 30, 2009	403,067	386,638
Other real estate owned	1,193	1,362
Premises and equipment, net	4,572	4,379
Accrued interest receivable	1,860	1,805
Deferred tax asset	2,484	2,974
Bank-owned life insurance	10,015	9,909
Other assets	2,058	2,093
	$566,243	$567,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$389,395	$381,477
Securities sold under agreements to repurchase	9,057	10,872
Short-term borrowings	-	1,500
Long-term debt	66,738	70,915
Mortgagors' escrow accounts	890	799
Accrued expenses and other liabilities	3,923	5,435
Total liabilities	470,003	470,998

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued
7,331,952 outstanding at September 30, 2009 and 7,446,752 at June 30, 2009)	79	79
Additional paid-in-capital	77,690	77,603
Unearned compensation - ESOP (519,392 shares unallocated at September 30, 2009 and
529,992 shares unallocated at June 30, 2009)	(5,194)	(5,300)
Unearned compensation - equity incentive plan	(1,967)	(2,127)
Retained earnings	30,619	30,986
Accumulated other comprehensive income	1,329	507
Treasury stock, at cost (619,127 shares at September 30, 2009 and 503,127 shares at June 30, 2009)	(6,316)	(5,090)
Total stockholders' equity	96,240	96,658
	$566,243	$567,656

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,796	$5,571
Debt securities	1,123	1,416
Dividends	3	47
Federal funds sold and other short-term investments	6	76
Total interest and dividend income	6,928	7,110

Interest expense:
Deposits	1,932	2,293
Borrowings	737	1,070
Total interest expense	2,669	3,363

Net interest income	4,259	3,747
Provision for loan losses	842	504
Net interest income, after provision for loan losses	3,417	3,243

Non-interest income:
Customer service fees	474	406
Gain (loss) on sales/impairment of securities, net	1	(88)
Gain on sales of loans, net	28	19
Increase in cash surrender value of life insurance	106	115
Other	54	88
Total non-interest income	663	540

Non-interest expense:
Salaries and employee benefits	2,393	2,331
Occupancy and equipment	410	372
Data processing services	230	208
Advertising	203	192
Writedown of Other Real Estate Owned	225	-
FDIC insurance and assessment expenses	135	23
Other general and administrative	716	588
Total non-interest expense	4,312	3,714

(Loss) Income before income taxes	(232)	69

Income tax expense	(70)	22

Net (loss) income	$(162)	$47

Earnings per share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average shares outstanding
Basic	6,602,476	7,052,133
Diluted	6,602,476	7,089,559

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448

Culmulative effect of change to initially apply EITF 06-10	-	-	-	-	-	(457)	-	-	(457)
Comprehensive income:
Net income	-	-	-	-	-	47	-	-	47
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(207)	-	(207)
Total comprehensive income									(160)
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(220)	-	-	(220)
Common stock repurchased	(87,009)	-	-	-	-	-	-	(905)	(905)
Stock-based compensation	-	-	90	-	167	-	-	-	257
ESOP shares committed to be allocated (10,600 shares)	-	-	13	88	-	-	-	-	101

Balance at September 30, 2008	7,862,870	$79	$77,379	$(5,671)	$(2,735)	$31,501	$(584)	$(905)	$99,064

Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

Comprehensive income:
Net income	-	-	-	-	-	(162)	-	-	(162)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	822	-	822
Total comprehensive income									660
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(205)	-	-	(205)
Common stock repurchased	(114,800)	-	-	-	-	-	-	(1,226)	(1,226)
Stock-based compensation	-	-	84	-	160	-	-	-	244
ESOP shares committed to be allocated (10,600 shares)	-	-	3	106	-	-	-	-	109

Balance at September 30, 2009	7,331,952	$79	$77,690	$(5,194)	$(1,967)	$30,619	$1,329	$(6,316)	$96,240

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(162)	$47
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	842	504
Net amortization (accretion) of securities	41	(15)
Depreciation and amortization	178	165
Impairment loss on securities	-	136
Gain on sales of securities, net	(1)	(48)
Loans originated for sale	(5,846)	(2,554)
Proceeds from loan sales	6,535	3,056
Gain on sales of loans, net	(28)	(19)
Increase in cash surrender value of bank-owned
life insurance	(106)	(115)
Employee Stock Ownership Plan expense	109	101
Stock-based compensation	244	257
Net change in:
Accrued interest receivable	(55)	(49)
Other assets	35	(27)
Accrued expenses and other liabilities	(1,512)	1,713
Net cash provided by operating activities	274	3,152

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	416
Maturities and calls	1,999	7,798
Principal payments	9,007	5,372
Purchases	(10,419)	(13,544)
Purchase of loans	(1,465)	(1,635)
Loan originations, net	(15,637)	(13,208)
Purchase of premises and equipment	(371)	(9)
Net cash used by investing activities	(16,886)	(14,810)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	7,918	12,076
Net change in repurchase agreements	(1,815)	755
Net change in short-term borrowings	(1,500)	-
Proceeds from long-term debt	1,323	-
Repayment of long-term debt	(5,500)	(6,030)
Repurchase of common stock	(1,226)	(905)
Payment of dividends on common stock	(205)	(220)
Net change in mortgagors' escrow accounts	91	99
Net cash (used) provided by financing activities	(914)	5,775

Net change in cash and cash equivalents	(17,526)	(5,883)

Cash and cash equivalents at beginning of period	36,248	33,550

Cash and cash equivalents at end of period	$18,722	$27,667

Supplemental cash flow information:
Interest paid on deposits	$1,932	$2,293
Interest paid on borrowings	743	1,070
Income taxes paid	108	17
Transfer from loans to OREO	56	-

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

  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2009 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2009 included in the Company’s most recent Annual Report on Form 10-K filed by the Company  with the Securities and Exchange Commission (‘SEC”) on September 10, 2009.

  In preparing the consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes, the valuation of other real estate owned, and other than temporary impairment of investment securities.

2. Recent Accounting Pronouncements

In June 2009, the FASB guidance designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the statement are to be applied to transfers that occur on or after the effective date. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

   In June 2009, the FASB guidance establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

   In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-5) which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
1.	A valuation technique that uses:
•	The quoted price of the identical liability when traded as an asset
•	Quoted prices for similar liabilities or similar liabilities when traded as assets
2.
Another valuation technique that is consistent with the principles of Topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

ASU 2009-5 also clarifies that:
•
When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and

•
That both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

•
This guidance is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for the Company and is not expected to have a material effect on the Company’s consolidated financial statements.

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

   Earnings per share for the three month periods ended September 30, 2009 and 2008 have been computed as follows:

	Three Months Ended September 30,
	2009	2008

Net income applicable to common stock (in thousands)	$(162)	$47

Average number of shares issued	7,949,879	7,949,879
Less: average unallocated ESOP shares	(526,385)	(568,781)
Less: average treasury stock	(568,851)	(10,969)
Less: average unvested restricted stock awards	(252,167)	(317,996)
Average number of basic shares outstanding	6,602,476	7,052,133

Plus: dilutive unvested restricted stock awards	-	37,426
Plus: dilutive stock option shares	-	-
Average number of diluted shares outstanding	6,602,476	7,089,559

Basic earnings per share	$(0.02)	$0.01
Diluted earnings per share	$(0.02)	$0.01

                   There were 595,000 stock options for the three months ended September 30, 2009 and September 30, 2008 that were excluded from the diluted earnings per share because their effect is anti-dilutive. There were 317,996 shares of restricted stock at September 30, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

   On July 28, 2009, the Company declared a cash dividend of $0.03 per common share which was paid on August 27, 2009 to stockholders of record as of the close of business on August 13, 2009.

   On October 29, 2009, the Company declared a cash dividend of $0.03 per common share which is payable on November 25, 2009 to stockholders of record as of the close of business on November 10, 2009.

5. Loan Commitments and other Contingencies

   Outstanding loan commitments and other contingencies totaled $75.8 million at September 30, 2009, compared to $82.0 million as of June 30, 2009. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

6. Fair Value of Financial Assets and Liabilities

   GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2009 and June 30, 2009 was not material.

           The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Securities available for sale	$839	$115,946	$-	$116,785
Mortgage servicing rights	-	662	-	662
Total assets at fair value	$839	$116,608	$-	$117,447

   Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2009.

				Gains (Losses)
				Three Months Ended
	Level 1	Level 2	Level 3	September 30, 2009
	(Dollars in thousands)
Impaired loans	$-	$-	$5,215	$(380)
Other real estate owned	-	-	1,193	-
Total assets	$-	$-	$6,408	$(380)

   The amount of loans represents the carrying value of impaired loans that includes adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The resulting loss was recognized in earnings through the provision for loan loss.

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

       The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

	September 30,		June 30,
	2009		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,722	$18,722	$36,248	$36,248
Securities available for sale	116,785	116,785	116,100	116,100
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	254	254	915	915
Loans, net	403,067	414,505	386,638	393,355
Accrued interest receivable	1,860	1,860	1,805	1,805
Mortgage servicing rights (1)	662	662	656	656

Financial liabilities:
Deposits	389,395	392,085	381,477	384,560
Securities sold under agreements to repurchase	9,057	9,057	10,872	10,872
Short-term borrowings	-	-	1,500	1,500
Long-term debt	66,738	68,884	70,915	72,522
Mortgagors' escrow accounts	890	890	799	799

(1) Included in other assets.

7. Securities Available For Sale

   The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$13,972	$103	$-	$14,075
Residential mortgage-backed securities
Agency	88,665	2,503	(81)	91,087
Non-agency	11,032	32	(281)	10,784
Total debt securities	113,669	2,638	(362)	115,946
Marketable equity securities	1,018	75	(254)	839
Total securities available for sale	$114,687	$2,713	$(616)	$116,785

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,982	$123	$-	$10,105
Residential mortgage-backed securities
Agency	92,340	1,955	(186)	94,108
Non-agency	11,973	3	(797)	11,180
Total debt securities	114,295	2,081	(983)	115,393
Marketable equity securities	1,018	16	(327)	707
Total securities available for sale	$115,313	$2,097	$(1,310)	$116,100

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2009 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$1,000	$1,004
Over 1 year through 5 years	12,972	13,071
Total bonds and obligations	13,972	14,075
Residential mortgage-backed securities
Agency	88,665	91,087
Non-agency	11,032	10,784
Total debt securities	$113,669	$115,946

At September 30, 2009 and June 30, 2009, the carrying value of securities pledged to secure repurchase agreements was $10,506,000 and $14,619,000, respectively.

   For the three months ended September 30, 2009 and 2008, proceeds from sales of securities available for sale amounted to $0 and $325,000, respectively. Gross realized gains amounted to $0 and $46,000, respectively. Gross realized losses amounted to $0 and $0,000, respectively.

   The industries represented by our marketable equity securities portfolio are as follows:

	September 30, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$111	$83
Biotechnology	55	42
Chemicals	29	29
Electronics	52	39
Food	73	57
Healthcare - products	77	48
Healthcare - services	75	37
Household products	46	52
Insurance	59	42
Media	50	35
Miscellaneous manufacturing	37	61
Retail	278	239
Semiconductors	26	38
Transportation	50	37
Total equity securities	$1,018	$839

           Information pertaining to securities with gross unrealized losses at September 30, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2009:
Residential mortgage-backed securities
Agency	62	10,402	24	2,072
Non-agency	34	710	246	4,083
Marketable equity securities	2	8	252	514
	$98	$11,120	$522	$6,669

June 30, 2009:
Residential mortgage-backed securities
Agency	156	19,193	30	4,120
Non-agency	2	82	795	11,006
Marketable equity securities	12	101	315	522
	$170	$19,376	$1,140	$15,648

   At September 30, 2009, thirty-three debt securities have unrealized losses with aggregate depreciation of 2.3% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At September 30, 2009, we held 23 securities issued by private mortgage originators that had an amortized cost of $11.0 million and a fair value of $10.8 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of September 30, 2009. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

                   At September 30, 2009, eighteen marketable equity securities have unrealized losses with aggregate depreciation of 31.7% from the Company's cost basis. The majority of these unrealized losses relate principally to the banking, retail, healthcare, and insurance industries. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

   Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There were no impairment charges related to OTTI securities for the three months ended September 30, 2009. The Company recorded a loss of $136,000 for two marketable equity securities that the Company considered to be OTTI securities for the three months ended September 30, 2008.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

   This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2009 and June 30, 2009 and our consolidated results of operations for the three months ended September 30, 2009 and September 30, 2008 and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

   In estimating other-than-temporary impairment losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is likely that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, GAAP requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

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

   Effect if Actual Results Differ from Assumptions. If actual results are not consistent with management’s estimates or assumptions, we may be exposed to a other-than-temporary impairment loss that could be material and could have a negative impact on the company’s earnings.

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

The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We also analyze historical loss experience, delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, general economic conditions, and industry comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

Our primary lending emphasis has been the origination and purchase of residential mortgage loans, commercial real estate mortgages and commercial and industrial credits. We also originate home equity loans and home equity lines of credit. As a local community bank within a small footprint, these activities resulted in a loan concentration in mortgages secured by real property located in western Massachusetts. Based on the composition of our loan portfolio, we believe the primary risks to loan losses are increases in interest rates, a decline in the general economy, and a decline in real estate market values and values of local businesses in western Massachusetts. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by the Company to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Other Real Estate Owned

   Critical Estimates. Other Real Estate Owned (OREO) consists of all real estate, other than Company premises, actually owned or controlled by the Company and its consolidated subsidiaries, including real estate acquired through foreclosure, even if the Company has not yet received title to the property.  OREO also includes certain direct and indirect investments in real estate ventures, property originally acquired for future expansion but no longer intended to be used for that purpose, and foreclosed real estate sold under contract and accounted for under the deposit method of accounting under FASB guidance.

   The Company is permitted to acquire and hold real property used in the operation of the Company or as the Company may acquire (by foreclosure or other transfer in lieu of foreclosure) in satisfaction of all or a part of a loan or in satisfaction of a judgment or decree in its favor.  If the Company acquires real property by foreclosure or other transfer in lieu of foreclosure, it carries such real property on its books as OREO.  OREO acquired by the Company is subject to certain regulatory requirements that limit the time such property can be held by the Company, require that information regarding the property be reported to the Company’s federal regulator, subject the acquisition of such property to federal appraisal requirements, restrict the use of such property, and govern the treatment of any disposal of the property. It is the policy of the Company to sell any real property acquired through the collection of debts due it within a reasonable period of time.  During the time that the Company holds the real property, the Company shall charge-off the real property based upon the current appraised value of the property.

   GAAP provides that foreclosed real estate received in full satisfaction of a loan, provided that the real estate will be sold, is to be booked at the time of foreclosure at its fair value less cost to sell.  This amount becomes the “cost” of the foreclosed real estate.  According to FASB guidance, costs to sell are the incremental direct costs to transact a sale, which include broker commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.  When foreclosed real estate is received in full satisfaction of a loan, the amount, if any, by which the recorded amount of the loan exceeds the fair value less cost to sell the property, the difference is a loss which must be charged to the Bank’s allowance for loan losses at the time of foreclosure.  The recorded amount of the loan at the time of foreclosure is the unpaid balance of the defaulted loan adjusted for any unamortized premium or discount and unamortized loan fees or costs, less any amount previously charged off, plus recorded accrued interest.  The amount of any senior debt (principal and accrued interest) to which foreclosed real estate is subject at the time of foreclosure must be reported as a liability in the Financial Statements as “other borrowed money."  If the fair value (less cost to sell) of the property exceeds the recorded amount of the loan, the excess is to be reported as a recovery of a previous charge-off or in current earnings, as appropriate.  Real estate received in partial satisfaction of a loan is to be similarly accounted for and the recorded amount of the loan is to be reduced by the fair value (less cost to sell) of the asset received at the time of foreclosure.  Legal fees and other direct costs incurred by the Bank in a foreclosure are to be included in expenses when they are incurred.

   FASB guidance, which applies to all transactions in which the seller provides financing to the buyer of real estate, establishes five methods to account for the disposition of OREO. If a profit is involved in the sale of real estate, each method sets forth the manner in which the profit is to be recognized based on the terms of the sale.  However, regardless of which method is used, any loss on the disposition of OREO is to be recognized immediately.

   Judgment and Uncertainties. The Company obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals (at least annually) thereafter to ensure any material change in market conditions or the physical aspects of the property are recognized.  To ensure the general validity of such appraised values, it is the responsibility of loan officers to compare sale prices and appraised values of properties previously held for their respective portfolio.  Each parcel of OREO is to be reviewed and classified by loan officers on its own merits.  The sale of OREO is also supported by this appraisal. A careful evaluation of all the relevant factors should enable the loan officer to make an accurate and reliable judgment with regard to classification.  Any portion of the carrying value in excess of appraised value should be classified as a loss.  The remaining book value should then be evaluated and adversely classified, if appropriate.  As such, the Company utilizes regulatory definitions of Substandard, Doubtful and Loss in the analysis of OREO.

   Effect if Actual Results Differ from Assumptions.  Should any subsequent appraisals of the property indicate that a decrease in value has occurred since the initial acquisition, one of the following actions should be taken:

1.	A write down of the recorded investment (book value) to market value be taken; or

2.	An addition to the valuation reserve in an amount equal to or greater than the excess of recorded investment over market value should be established.

Comparison of Financial Condition (unaudited) at September 30, 2009 and June 30, 2009

Overview

       Total Assets. The Company’s total assets decreased $1.4 million, or 0.3%, from $567.7 million at June 30, 2009 to $566.3 million at September 30, 2009. Net loans, including loans held for sale, increased $15.8 million, or 4.1%, to $403.3 million at September 30, 2009, and securities increased 0.6% or $685,000 from $116.1 million to $116.8 million as of September 30, 2009. Cash and cash equivalents decreased $17.5 million, or 48.4%, to $18.7 million at September 30, 2009. The Company also repurchased 114,800 shares of Company common stock for $1.2 million during the quarter ended September 30, 2009 pursuant to the Company’s second Stock Repurchase Program announced in January 2009.

       Investment Activities. Securities available for sale increased $685,000, or 0.6%, to $116.8 million at September 30, 2009. Increases in obligations issued by government-sponsored enterprises and common stock were partially offset by a decline in mortgage-backed securities. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30,		At June 30,
	2009		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$13,972	$14,075	$9,982	$10,105
Residential mortgage-backed securities
Agency	88,665	91,087	92,340	94,108
Non-agency	11,032	10,784	11,973	11,180
Total debt securities	113,669	115,946	114,295	115,393

Marketable equity securities:
Common stock	1,018	839	1,018	707
Total marketable equity securities	1,018	839	1,018	707
Total securities available for sale	114,687	116,785	115,313	116,100
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$119,920	$122,018	$120,546	$121,333

   Net Loans. Total net loans, excluding loans held for sale of $254,000, at September 30, 2009 were $403.1 million, an increase of $16.4 million, or 4.2%, from $386.6 million at June 30, 2009. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At September 30, 2009		At June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$124,573	30.77%	$123,151	31.76%
Commercial	128,922	31.84	127,604	32.91
Home equity	60,576	14.96	58,747	15.15
Construction	23,687	5.85	17,243	4.45
Total mortgage loans on real estate	337,758	83.42	326,745	84.27

Other loans:
Commercial	43,505	10.74	38,918	10.04
Consumer	23,624	5.83	22,079	5.69
Total other loans	67,129	16.58	60,997	15.73
Total loans	404,887	100.00%	387,742	100.00%
Other items:
Net deferred loan costs	2,767		2,638
Allowance for loan losses	(4,587)		(3,742)

Total loans, net	$403,067		$386,638

Construction loans increased $6.4 million, or 37.4%, to $23.7 million, at September 30, 2009 due to the funding of existing loans. The majority of construction loans are for the benefit of the end user and thus are not speculative. Commercial loans increased $4.6 million, or 11.8%, to $43.5 million and home equity loans increased $1.8 million, or 3.1%, to $60.6 million at September 30, 2009. Consumer loans increased by $1.5 million, or 7.0%, to $23.6 million. Residential mortgage loans increased $1.4 million, or 1.2%, to $124.6 million and commercial real estate loans increased $1.3 million, or 1.0%, to $128.9 million.

   Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At June 30,
	2009	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$2,803	$2,473
Commercial mortgage	632	856
Construction	-	-
Commercial	848	168
Home equity, consumer and other	644	417
Total non-accrual loans	4,927	3,914

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	4,927	3,914
Other real estate owned	1,193	1,362
Total non-performing assets	$6,120	$5,276

Ratios:
Non-performing loans to total loans	1.22%	1.01%
Non-performing assets to total assets	1.08%	0.93%

                   Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-performing assets totaled $6.1 million, or 1.08% of total assets, at September 30, 2009 compared to $5.3 million, or 0.93% of total assets, at June 30, 2009. There was an increase in commercial non-accrual loans of $680,000, residential mortgage non-accrual loans of $330,000 and an increase in consumer non-accrual loans of $227,000 at September 30, 2009. These increases were partially offset by a decrease in commercial mortgage non-accrual loans of $224,000 at September 30, 2009.

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures. Impaired loans increased to $16.9 million at September 30, 2009 from $ 2.0  million at June 30, 2009 as a result of the continuing economic downturn in the greater Springfield Area , current financial information received from borrowers,  and an internal review of criteria for classifying impaired loans based on current regulatory guidelines, whereby less reliance is placed on personal guarantees in the initial determination of impairment.  Of the $16.9 million, $12.3 million is represented by six relationships.  All six of these relationships are secured by real estate or other business assets and supported by personal guarantees. The six relationships were current as of September 30, 2009, however, subsequently one relationship has moved to non-accrual status. The Company has established specific reserves aggregating $390,000 for impaired loans.  Such reserves relate to seven impaired loans with a carrying value of $4.2 million, and are based on management’s analysis of estimated underlying collateral values.

     We believe that the determination of our allowance for loan losses, including amounts required for impaired loans, is consistent with generally accepted accounting principles and current regulatory guidance. However, a regulatory examination was conducted during the fiscal quarter ended September 30, 2009 and it is possible that regulators may make different judgments. It is also possible that, in this current economic environment, additional loans will become impaired in future periods.

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

       The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At September 30, 2009, the Company had four properties worth $1.2 million classified as OREO. Two of these properties were commercial real estate properties worth $465,000, one property was a commercial construction project totaling $525,000 and one is a residential property worth $203,000.

       Allowance for Loan Losses. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$3,742	$3,453
Charge-offs:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	-	(568)
Consumer and other	-	(14)
Total other loans	-	(582)
Total charge-offs	-	(582)
Recoveries:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	3	4
Consumer and other	-	1
Total other loans	3	5
Total recoveries	3	5
Net (charge-offs) recoveries	3	(577)
Provision for loan losses	842	504
Balance at end of period	$4,587	$3,380

Ratios:
Net (charge-offs) recoveries to average loans outstanding	0.00%	(0.16%)
Allowance for loan losses to non-performing loans at end of period	93.10%	71.84%
Allowance for loan losses to total loans at end of period	1.13%	0.90%

   Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2009		2009
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$44,964	11.55%	$42,021	11.02%
Savings deposits	73,015	18.75	74,721	19.59
Money market	45,200	11.61	40,471	10.61
NOW accounts	22,985	5.90	21,748	5.70
Total transaction accounts	186,164	47.81	178,961	46.91
Certificates of deposit	203,231	52.19	202,516	53.09

Total deposits	$389,395	100.00%	$381,477	100.00%

   Deposits increased $7.9 million, or 2.1%, to $389.4 million at September 30, 2009 from $381.5 million at June 30, 2009. Money market accounts increased $4.7 million, demand deposits increased $2.9 million, NOW accounts increased $1.2 million and certificates of deposit increased $715,000. Savings accounts decreased $1.7 million from June 30, 2009 to September 30, 2009.

   Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $7.5 million, or 9.0%, to $75.8 million at September 30, 2009 from $83.3 million at June 30, 2009. Repayment of advances from the FHLB accounted for a $5.7 million decrease and repurchase agreements accounted for a $1.8 million decrease.

   Stockholders’ Equity. Stockholders’ equity decreased $418,000, or 0.4%, to $96.2 million at September 30, 2009 from $96.7 million at June 30, 2009. The Company repurchased 114,800 shares of Company common stock, at an average price of $10.68 per share, in the first quarter of fiscal 2010 pursuant to the Company’s second Stock Repurchase Program announced in January 2009. Our ratio of capital to total assets remained at 17.0% as of September 30, 2009.

Comparison of Operating Results (unaudited) for the Three Months Ended September 30, 2009 and September 30, 2008

   Net Income. The Company had a net loss for the three months ended September 30, 2009 of $162,000, or $(0.02) per fully diluted share, as compared to a net profit of $47,000, or $0.01 per fully diluted share, for the same period in 2008. For the three month period ended September 30, 2009, net interest income increased by $512,000 compared to the three month period ended September 30, 2008. A partial offset to this increase was an increase in the provision for loan losses of $338,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. There was also an increase in non-interest expense of $598,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in non-interest expense was mainly due to a write-down of other real estate owned of $225,000, an increase in FDIC insurance and assessment expenses of $112,000, and an increase in other general and administrative expenses of $128,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Non-interest income, including net gains on sales of securities and loans, increased by $123,000 compared to the three month period ended September 30, 2008.

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

	Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$395,576	$5,796	5.86%	$366,216	$5,571	6.08%
Investment securities	120,433	1,126	3.74%	129,740	1,463	4.51%
Federal funds sold and other	15,600	6	0.15%	15,241	76	1.99%
Total interest earning assets	531,609	6,928	5.21%	511,197	7,110	5.56%
Non-interest earning assets	32,700			32,730
Total assets	$564,309			$543,927

Interest-bearing liabilities:
Savings deposits	$73,206	187	1.02%	$67,992	309	1.82%
Money market	42,894	118	1.10%	25,548	118	1.85%
NOW and other checking accounts	63,873	62	0.39%	50,270	36	0.29%
Certificates of deposit	201,723	1,565	3.10%	188,455	1,830	3.88%
Total deposits	381,696	1,932	2.02%	332,265	2,293	2.76%
Borrowed funds	79,163	737	3.72%	105,927	1,070	4.04%
Total interest-bearing liabilities	460,859	2,669	2.32%	438,192	3,363	3.07%
Non-interest bearing liabilities	6,641			5,482
Total liabilities	467,500			443,674
Equity	96,809			100,253
Total Liabilities and equity	$564,309			$543,927

Net interest income		$4,259			$3,747
Net interest rate spread (3)			2.89%			2.49%
Net interest-earning assets (4)	$70,750			$73,005

Net interest margin (5)			3.20%			2.93%
Average interest-earning assets to interest-bearing liabilities			115.35%			116.66%

(1) Yields and rates for the three months ended September 30, 2009 and 2008 are annualized.
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

	Three Months Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$435	$(210)	$225
Investment securities	(100)	(237)	(337)
Federal funds sold and other	2	(72)	(70)
Total interest income	337	(519)	(182)

Interest expense:
Savings deposits	22	(144)	(122)
Money market	60	(60)	-
NOW and other checking accounts	11	15	26
Certificates of deposits	122	(387)	(265)
Total deposits	216	(577)	(361)
Borrowed funds	(254)	(79)	(333)
Total interest expense	(39)	(655)	(694)
Change in net interest income	$375	$137	$512

(1) Includes loans held for sale.

   Net interest income. Net interest income for the three months ended September 30, 2009 was $4.3 million, an increase of $512,000 or 13.7%, over the same period of 2008. This was primarily due to a decrease in the average cost of funds of 75 basis points to 2.32% for the three months ended September 30, 2009 and an increase in average interest earning assets of $20.4 million for the three months ended September 30, 2009 over the same period in 2008.

   Interest income. Interest income for the three months ended September 30, 2009 decreased $182,000, or 2.6%, to $6.9 million over the same period of 2008. This decrease was primarily due to a decrease in the average balance of investment securities of $9.3 million, or 7.2%, for the three months ended September 30, 2009. For the three months ended September 30, 2009, average outstanding net loans increased $29.4 million, or 8.0%, from the average for the three month period ended September 30, 2008. The average yield on interest earning assets decreased 35 basis points to 5.21% for the three months ended September 30, 2009, compared to 5.56% for the same period in 2008.

   Interest Expense. Interest expense decreased $694,000, or 20.6%, to $2.7 million for the three months ended September 30, 2009. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.32% for the three months ended September 30, 2009, a decrease of 75 basis points from a cost of funds of 3.07% for the same period in 2008.

   Provision for Loan Losses. The Company’s provision for loan loss expense was $842,000 for the three months ended September 30, 2009 compared to $504,000 for the three months ended September 30, 2008. The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions.  The Company’s total allowance for loan losses increased by $1.2 million, to $4.6 million, or 1.13% of total loans as of September 30, 2009 compared to $3.4 million, or 0.90% of total loans as of September 30, 2008.

                   Non-interest Income. Total non-interest income totaled $663,000 for the three months ended September 30, 2009, an increase of $123,000 from the same period a year ago. This increase is primarily due to a gain on the sale of securities of $1,000 for the three months ended September 30, 2009 compared to a loss on the sale/impairment of securities of $88,000 from the same period a year ago, and an increase in customer service fees of $68,000 for the three months ended September 30, 2009 compared to the same period a year ago.

       Non-interest Expense. Non-interest expense increased $598,000, or 16.1%, to $4.3 million for the three months ended September 30, 2009 compared to the same period for 2008. This increase was largely due to a write-down of other real estate owned of $225,000, an increase in FDIC insurance and assessment expenses of $112,000, and an increase in other general and administrative expenses of $128,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. There was also an increase in salary and employee benefit expenses, including those related to the equity incentive plan, of $62,000. Occupancy and equipment expenses increased by $38,000 during the three months ended September 30, 2009, data processing expenses increased by $22,000 and advertising expenses increased slightly by $11,000 during the three months ended September 30, 2009, compared to such expenses for the same period in 2008.

       Income Taxes. Income tax expense decreased $92,000 for the three months ended September 30, 2009. Our combined federal and state effective tax rate was 30.2% for the three months ended September 30, 2009 compared to 31.9% for the three months ended September 30, 2008.

       Minimum Regulatory Capital Requirements. As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of September 30, 2009 (unaudited) and June 30, 2009 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2009:

Total capital (to risk weighted assets):
Consolidated	$98,976	24.3%	$32,590	8.0%	N/A	N/A
Bank	73,426	18.3	32,106	8.0	$40,133	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	94,389	23.2	16,295	4.0	N/A	N/A
Bank	68,839	17.2	16,053	4.0	24,080	6.0

Tier 1 capital (to average assets):
Consolidated	94,389	16.8	22,541	4.0	N/A	N/A
Bank	68,839	12.7	21,686	4.0	27,108	5.0

As of June 30, 2009:

Total capital (to risk weighted assets):
Consolidated	$98,546	24.7%	$31,944	8.0%	N/A	N/A
Bank	71,634	18.3	31,268	8.0	$39,085	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	94,804	23.7	15,972	4.0	N/A	N/A
Bank	67,892	17.4	15,634	4.0	23,451	6.0

Tier 1 capital (to average assets):
Consolidated	94,804	16.6	22,801	4.0	N/A	N/A
Bank	67,892	12.4	21,983	4.0	27,479	5.0

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

       The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2009, cash and cash equivalents totaled $18.7 million, or 3.3% of total assets.

       The Company also relies on outside borrowings from the FHLB as an additional funding source. The Company uses FHLB borrowings to fund growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans.

       The Company uses it’s liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

       Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2009 and the respective maturity dates.

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(Dollars in Thousands)
As of September 30, 2009
Federal Home Loan Bank of Boston advances	$66,738	$13,000	$33,535	$11,203	$9,000
Lease commitments	2,510	289	459	358	1,404
Securities sold under agreements to repurchase	9,057	9,057	-	-	-
Total contractual obligations	$78,305	$22,346	$33,994	$11,561	$10,404

   Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2009 and June 30, 2009.

	September 30, 2009	June 30, 2009
	(Dollars in Thousands)
Commitments to grant loans (1)	$17,481	$23,572
Commercial loan lines-of-credit (2)	21,146	18,744
Unused portions of home equity lines-of-credit (3)	28,496	28,109
Unused portion of construction loans (4)	5,724	8,531
Unused portion of mortgage loans	296	307
Unused portion of personal lines-of-credit (5)	1,930	1,965
Standby letters of credit (6)	766	756
Total loan commitments	$75,839	$81,984

(1) Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2) The majority of C&I loans are written on a demand basis.
(3) Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4) Unused portions of construction loans are available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5) Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6) Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the three months ended September 30, 2009. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended September 30, 2009. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In January 2009,  the Company announced that its Board of Directors authorized a second stock repurchase program for the purchase of up to 377,619 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 114,800 shares in the quarter ended September 30, 2009 at an average price of $10.68 per share.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 - July 31, 2009	37,900	$10.38	37,900	245,418
August 1, 2009 - August 31, 2009	50,000	$10.80	50,000	195,418
September 1, 2009 - September 30, 2009	26,900	$10.89	26,900	168,518
	114,800	$10.68	114,800
Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on November 4, 2009:

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Judith E. Kennedy	5,721,293	604,637
Richard J. Kos	6,093,572	232,358
Kathleen O’Brien Moore	4,990,042	1,335,888

2.
The appointment of Wolf &Company, P.C. as the independent registered public accounting firm of Hampden Bancorp, Inc. for the fiscal year ending June 30, 2010 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
6,159,294	149,254	17,382

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6.1	Form of Hampden Bank Change in Control Agreement(9)

10.6.2	Form of 2009 Hampden Bank Change in Control Agreement(10)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (6)

10.12	2008 Equity Incentive Plan (7)

10.13	Form of Restricted Stock Agreement (8)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (8)

14.0	Hampden Bancorp, Inc. Code of Conduct (6)

21.0	List of Subsidiaries (6)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 14, 2007.
(7)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 29, 2009.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: November 16, 2009	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: November 16, 2009	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer