Form 10-Q
period 2009-12-31
Hampden Bancorp, Inc.
filed 2010-02-10
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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

As of February 8, 2010, there were 7,237,089 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,	June 30,
	2009	2009
	(Unaudited)
Cash and due from banks	$11,957	$13,925
Federal funds sold and other short-term investments	16,064	22,323
Cash and cash equivalents	28,021	36,248

Securities available for sale, at fair value	108,353	116,100
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	248	915
Loans, net of allowance for loan losses of $6,256
at December 31, 2009 and $3,742 at June 30, 2009	409,053	386,638
Other real estate owned	933	1,362
Premises and equipment, net	4,838	4,379
Accrued interest receivable	1,793	1,805
Deferred tax asset	2,562	2,974
Bank-owned life insurance	10,122	9,909
Other assets	3,746	2,093
	$574,902	$567,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$404,417	$381,477
Securities sold under agreements to repurchase	10,099	10,872
Short-term borrowings	-	1,500
Long-term debt	61,058	70,915
Mortgagors' escrow accounts	895	799
Accrued expenses and other liabilities	3,765	5,435
Total liabilities	480,234	470,998

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued
7,248,452 outstanding at December 31, 2009 and 7,446,752 at June 30, 2009)	79	79
Additional paid-in-capital	77,780	77,603
Unearned compensation - ESOP (508,792 shares unallocated at December 31, 2009 and
529,992 shares unallocated at June 30, 2009)	(5,088)	(5,300)
Unearned compensation - equity incentive plan	(1,807)	(2,127)
Retained earnings	29,748	30,986
Accumulated other comprehensive income	1,187	507
Treasury stock, at cost (701,427 shares at December 31, 2009 and 503,127 shares at June 30, 2009)	(7,231)	(5,090)
Total stockholders' equity	94,668	96,658
	$574,902	$567,656

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,895	$5,734	$11,691	$11,304
Debt securities	1,058	1,404	2,181	2,821
Dividends	4	38	7	86
Federal funds sold and other short-term investments	6	19	12	94
Total interest and dividend income	6,963	7,195	13,891	14,305

Interest expense:
Deposits	1,829	2,203	3,760	4,495
Borrowings	679	954	1,417	2,024
Total interest expense	2,508	3,157	5,177	6,519

Net interest income	4,455	4,038	8,714	7,786
Provision for loan losses	1,800	308	2,642	812
Net interest income, after provision for loan losses	2,655	3,730	6,072	6,974

Non-interest income:
Customer service fees	488	399	961	804
Gain (loss) on sales/impairment of securities, net	12	(63)	14	(151)
Gain on sales of loans, net	17	31	45	50
Increase in cash surrender value of life insurance	106	114	212	230
Other	54	90	108	178
Total non-interest income	677	571	1,340	1,111

Non-interest expense:
Salaries and employee benefits	2,369	2,309	4,762	4,640
Occupancy and equipment	440	395	850	767
Data processing services	236	208	466	416
Advertising	289	219	492	411
Writedown of Other Real Estate Owned	28	-	253	-
FDIC insurance and assessment expenses	135	168	270	190
Other general and administrative	833	729	1,549	1,319
Total non-interest expense	4,330	4,028	8,642	7,743

Income (Loss) before income taxes	(998)	273	(1,230)	342

Income tax expense (benefit)	(328)	83	(398)	105

Net income (loss)	$(670)	$190	$(832)	$237

Earnings (loss) per share
Basic	$(0.10)	$0.03	$(0.13)	$0.03
Diluted	$(0.10)	$0.03	$(0.13)	$0.03

Weighted average shares outstanding
Basic	6,515,262	6,804,992	6,558,873	6,929,432
Diluted	6,515,262	6,850,086	6,558,873	6,970,692

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448

Culmulative effect of change to initially apply EITF 06-10	-	-	-	-	-	(457)	-	-	(457)
Comprehensive income:
Net income	-	-	-	-	-	237	-	-	237
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(110)	-	(110)
Total comprehensive income									127
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(434)	-	-	(434)
Common stock repurchased	(397,493)	-	-	-	-	-	-	(3,987)	(3,987)
Stock-based compensation	-	-	178	-	335	-	-	-	513
ESOP shares committed to be allocated (10,600 shares)	-	-	25	247	-	-	-	-	272

Balance at December 31, 2008	7,552,386	$79	$77,479	$(5,512)	$(2,567)	$31,477	$(487)	$(3,987)	$96,482

Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

Comprehensive income:
Net loss	-	-	-	-	-	(832)	-	-	(832)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	680	-	680
Total comprehensive income									(152)
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(406)	-	-	(406)
Common stock repurchased	(198,300)	-	-	-	-	-	-	(2,141)	(2,141)
Stock-based compensation	-	-	168	-	320	-	-	-	488
ESOP shares committed to be allocated (21,200 shares)	-	-	9	212	-	-	-	-	221

Balance at December 31, 2009	7,248,452	$79	$77,780	$(5,088)	$(1,807)	$29,748	$1,187	$(7,231)	$94,668

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(832)	$237
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for loan losses	2,642	812
Net amortization (accretion) of securities	74	(31)
Depreciation and amortization	363	327
Impairment loss on securities	-	204
Gain on sales of securities, net	(14)	(53)
Loans originated for sale	(10,098)	(5,622)
Proceeds from loan sales	10,810	5,580
Gain on sales of loans, net	(45)	(50)
Writedown of Other Real Estate Owned	253	-
Increase in cash surrender value of bank-owned
life insurance	(213)	(230)
Employee Stock Ownership Plan expense	221	272
Stock-based compensation	488	513
Net change in:
Accrued interest receivable	12	64
Other assets	(1,653)	66
Accrued expenses and other liabilities	(1,670)	(643)
Net cash provided by operating activities	338	1,446

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	359	484
Maturities and calls	6,482	16,493
Principal payments	16,411	10,166
Purchases	(14,473)	(18,979)
Purchase of loans	(2,357)	(2,349)
Proceeds from sale of OREO	232	-
Loan originations, net	(22,756)	(26,065)
Purchase of premises and equipment	(822)	(356)
Net cash used by investing activities	(16,924)	(20,606)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended December 31,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	22,940	15,182
Net change in repurchase agreements	(773)	(7)
Net change in short-term borrowings	(1,500)	10,000
Proceeds from long-term debt	-	2,655
Repayment of long-term debt	(9,857)	(20,366)
Repurchase of common stock	(2,141)	(3,987)
Payment of dividends on common stock	(406)	(434)
Net change in mortgagors' escrow accounts	96	90
Net cash provided by financing activities	8,359	3,133

Net change in cash and cash equivalents	(8,227)	(16,027)

Cash and cash equivalents at beginning of period	36,248	33,550

Cash and cash equivalents at end of period	$28,021	$17,523

Supplemental cash flow information:
Interest paid on deposits	$3,760	$4,495
Interest paid on borrowings	1,448	2,024
Income taxes paid	272	18
Transfer from loans to OREO	56	-

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2009 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2009 included in the Company’s most recent Annual Report on Form 10-K filed by the Company  with the Securities and Exchange Commission (‘SEC”) on September 10, 2009.

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

2. Recent Accounting Pronouncements

    In June 2009, the FASB issued guidance designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the statement are to be applied to transfers that occur on or after the effective date. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

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

This guidance is effective for the first reporting period (including interim periods) beginning after issuance, which was October 1, 2009 for the Company and did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update 2009-16 (ASU 2009-16) which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The pending content that links to this paragraph shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period and interim and annual reporting periods thereafter. This Update did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06) which improves disclosure requirements related to Fair Value Measurements and Disclosures. This Update provides amendments to Subtopic 820-10 that require new disclosures as follows:
1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers.
2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update also provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:
1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall into either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This Update did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three and six month periods ended December 31, 2009 and 2008 have been computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net income (loss) applicable to common stock (in thousands)	$(670)	$190	$(832)	$237

Average number of shares issued	7,949,879	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(515,748)	(559,881)	(521,066)	(563,462)
Less: average treasury stock	(666,702)	(267,010)	(617,773)	(138,989)
Less: average unvested restricted stock awards	(252,167)	(317,996)	(252,167)	(317,996)
Average number of basic shares outstanding	6,515,262	6,804,992	6,558,873	6,929,432

Plus: dilutive unvested restricted stock awards	-	45,094	-	41,260
Plus: dilutive stock option shares	-	-	-	-
Average number of diluted shares outstanding	6,515,262	6,850,086	6,558,873	6,970,692

Basic earnings (loss) per share	$(0.10)	$0.03	$(0.13)	$0.03
Diluted earnings (loss) per share	$(0.10)	$0.03	$(0.13)	$0.03

There were 595,000 stock options for the three and six months ended December 31, 2009 and December 31, 2008 that were excluded from the diluted earnings per share because their effect is anti-dilutive. There were 317,996 shares of restricted stock at December 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

On October 29, 2009, the Company declared a cash dividend of $0.03 per common share which was paid on November 25, 2009 to stockholders of record as of the close of business on November 10, 2009.

On February 2, 2010, the Company declared a cash dividend of $0.03 per common share which is payable on February 26, 2010 to stockholders of record as of the close of business on February 12, 2010.

5. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $67.6 million at December 31, 2009, compared to $82.0 million as of June 30, 2009. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Securities available for sale: The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, mortgage-backed securities and common stocks. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.

Federal Home Loan Bank Stock: The carrying amount of FHLB stock approximates fair value based upon the redemption provisions of the Federal Home Loan Bank.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2009 and June 30, 2009 was not material.

     The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$9,528	$-	$9,528
Residential mortgage-backed securities
Agency	-	87,098	-	87,098
Non-agency	-	11,233	-	11,233
Total debt securities	-	107,859	-	107,859
Marketable equity securities	494	-	-	494
Mortgage servicing rights	-	596	-	596
Total assets at fair value	$494	$108,455	$-	$108,949

 Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009.

				Gains (Losses)	Gains (Losses)
				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	December 31, 2009	December 31, 2009

Impaired loans	$-	$-	$5,718	$(1,507)	$(1,887)
Other real estate owned	-	-	933	-	-
Total assets	$-	$-	$6,651	$(1,507)	$(1,887)

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The resulting loss was recognized in earnings through the provision for loan loss.

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all non financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company. The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,		June 30,
	2009		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,021	$28,021	$36,248	$36,248
Securities available for sale	108,353	108,353	116,100	116,100
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	248	248	915	915
Loans, net	409,053	428,943	386,638	393,355
Accrued interest receivable	1,793	1,793	1,805	1,805
Mortgage servicing rights (1)	596	596	656	656

Financial liabilities:
Deposits	404,417	407,261	381,477	384,560
Securities sold under agreements to repurchase	10,099	10,099	10,872	10,872
Short-term borrowings	-	-	1,500	1,500
Long-term debt	61,058	64,634	70,915	72,522
Mortgagors' escrow accounts	895	895	799	799

(1) Included in other assets.

7. Securities Available For Sale

 The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,489	$39	$-	$9,528
Residential mortgage-backed securities
Agency	84,706	2,429	(38)	87,098
Non-agency	11,620	29	(416)	11,233
Total debt securities	105,815	2,497	(454)	107,859
Marketable equity securities	659	-	(165)	494
Total securities available for sale	$106,474	$2,497	$(619)	$108,353

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,982	$123	$-	$10,105
Residential mortgage-backed securities
Agency	92,340	1,955	(186)	94,108
Non-agency	11,973	3	(797)	11,180
Total debt securities	114,295	2,081	(983)	115,393
Marketable equity securities	1,018	16	(327)	707
Total securities available for sale	$115,313	$2,097	$(1,310)	$116,100

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2009 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$1,000	$1,003
Over 1 year through 5 years	8,489	8,525
Total bonds and obligations	9,489	9,528
Residential mortgage-backed securities
Agency	84,706	87,098
Non-agency	11,620	11,233
Total debt securities	$105,815	$107,859

        At December 31, 2009 and June 30, 2009, the carrying value of securities pledged to secure repurchase agreements was $11,854,000 and $14,619,000, respectively.

For the six months ended December 31, 2009 and 2008, proceeds from sales of securities available for sale amounted to $359,000 and $484,000, respectively. Gross realized gains amounted to $61,000 and $53,000, respectively. Gross realized losses amounted to $47,000 and $0, respectively.

The industries represented by our marketable equity securities portfolio are as follows:

	December 31, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$100,053	$66,264
Biotechnology	55,445	39,599
Electronics	51,566	42,921
Food	72,938	64,262
Healthcare - products	76,853	57,174
Insurance	49,390	24,745
Media	50,363	35,406
Retail	202,483	163,740
Total equity securities	$659,091	$494,111

         Information pertaining to securities with gross unrealized losses at December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2009:
Residential mortgage-backed securities
Agency	26	6,375	12	1,410
Non-agency	73	2,286	343	3,999
Marketable equity securities	8	42	157	452
	$107	$8,703	$512	$5,861

June 30, 2009:
Residential mortgage-backed securities
Agency	156	19,193	30	4,120
Non-agency	2	82	795	11,006
Marketable equity securities	12	101	315	522
	$170	$19,376	$1,140	$15,648

                At December 31, 2009, thirty-three debt securities have unrealized losses with aggregate depreciation of 3.1% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At December 31, 2009, we held 24 securities issued by private mortgage originators that had an amortized cost of $11.6 million and a fair value of $11.2 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of December 31, 2009. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

                At December 31, 2009, eleven marketable equity securities have unrealized losses with aggregate depreciation of 25.0% from the Company's cost basis. The majority of these unrealized losses relate principally to the banking, retail, healthcare, and insurance industries. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

                Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There were no impairment charges related to OTTI securities for the six months ended December 31, 2009. The Company recorded a loss of $204,000 for four marketable equity securities that the Company considered to be OTTI securities for the six months ended December 31, 2008.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2009 and June 30, 2009 and our consolidated results of operations for the three and six months ended December 31, 2009 and December 31, 2008 and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

 In estimating other-than-temporary impairment losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is likely that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, GAAP requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation in value is recognized in earnings.

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

                 Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, by type of loan. We also analyze historical loss experience, delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, general economic conditions, and industry conditions. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

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

                 The results of this quarterly process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Company. The Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan loss calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

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

                 Our primary lending emphasis has been the origination and purchase of residential mortgage loans, commercial real estate mortgages and commercial and industrial credits. We also originate home equity loans and home equity lines of credit. As a local community bank within a small footprint, these activities result in a loan concentration in mortgages secured by real property located in Western Massachusetts and northern Connecticut. Based on the composition of our loan portfolio, we believe the primary risks to loan losses are increases in interest rates, a decline in the general economy, and a decline in real estate market values and values of local businesses in Western Massachusetts. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by the Company to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Comparison of Financial Condition (unaudited) at December 31, 2009 and June 30, 2009

Overview

    Total Assets. The Company’s total assets increased $7.2 million, or 1.3%, from $567.7 million at June 30, 2009 to $574.9 million at December 31, 2009. Net loans, including loans held for sale, increased $21.7 million, or 5.6%, to $409.3 million at December 31, 2009, and securities decreased 6.7% or $7.7 million from $116.1 million to $108.4 million as of December 31, 2009. Cash and cash equivalents decreased $8.2 million, or 22.7%, to $28.0 million at December 31, 2009. The Company also repurchased 198,300 shares of Company stock for $2.1 million in the first two quarters of fiscal 2010 pursuant to the Company’s second Stock Repurchase Program announced in January 2009. Other assets increased $1.7 million, to $3.7 million as of December 31, 2009, which was mainly due to an FDIC prepayment assessment of $2.0 million.

    Investment Activities. Securities available for sale decreased $7.7 million, or 6.7%, to $108.4 million at December 31, 2009. Government-sponsored enterprises, mortgage-backed securities, and common stock all decreased from June 30, 2009 to December 31, 2009. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At December 31,		At June 30,
	2009		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$9,489	$9,528	$9,982	$10,105
Residential mortgage-backed securities
Agency	84,706	87,098	92,340	94,108
Non-agency	11,620	11,233	11,973	11,180
Total debt securities	105,815	107,859	114,295	115,393

Marketable equity securities:
Common stock	659	494	1,018	707
Total marketable equity securities	659	494	1,018	707
Total securities available for sale	106,474	108,353	115,313	116,100
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$111,707	$113,586	$120,546	$121,333

         Net Loans. Total net loans, excluding loans held for sale of $248,000, at December 31, 2009 were $409.1 million, an increase of $22.5 million, or 5.8%, from $386.6 million at June 30, 2009. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At December 31, 2009		At June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$126,360	30.64%	$123,151	31.76%
Commercial	138,210	33.51	127,604	32.91
Home equity	62,978	15.27	58,747	15.15
Construction	13,866	3.36	17,243	4.45
Total mortgage loans on real estate	341,414	82.78	326,745	84.27

Other loans:
Commercial	46,757	11.34	38,918	10.04
Consumer	24,282	5.89	22,079	5.69
Total other loans	71,039	17.22	60,997	15.73
Total loans	412,453	100.00%	387,742	100.00%
Other items:
Net deferred loan costs	2,856		2,638
Allowance for loan losses	(6,256)		(3,742)

Total loans, net	$409,053		$386,638

Commercial real estate loans increased $10.6 million, or 8.3%, to $138.2 million, commercial loans increased $7.8 million, or 20.1%, to $46.8 million, and home equity loans increased $4.2 million, or 7.2%, to $63.0 million at December 31, 2009. Residential mortgage loans increased $3.2 million, or 2.6%, to $126.4 million, and consumer loans increased by $2.2 million, or 10.0%, to $24.3 million. A partial offset to these increases was a decrease in construction loans of $3.4 million, or 19.6%, to $13.9 million as of December 31, 2009. The decrease in construction loans and increase in commercial real estate loans is partially due to construction loans cycling into commercial real estate loans since most commercial real estate loans are underwritten initially as construction loans with the expectation they will become real estate loans.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2009	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$3,167	$2,473
Commercial mortgage	1,271	856
Construction	33	-
Commercial	4,413	168
Home equity, consumer and other	589	417
Total non-accrual loans	9,473	3,914

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	9,473	3,914
Other real estate owned	933	1,362
Total non-performing assets	$10,406	$5,276

Troubled debt restructurings	$542	$-

Ratios:
Non-performing loans to total loans	2.30%	1.01%
Non-performing assets to total assets	1.81%	0.93%

                 Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-performing assets totaled $10.4 million, or 1.81% of total assets, at December 31, 2009 compared to $5.3 million, or 0.93% of total assets, at June 30, 2009. There was an increase in commercial non-accrual loans of $4.2 million, of which $3.0 million was due to one loan relationship. There was an increase in residential mortgage non-accrual loans of $694,000, commercial mortgage non-accrual loans of $415,000, consumer non-accrual loans of $172,000 and an increase in construction non-accrual loans of $33,000 at December 31, 2009. At December 31, 2009 the Bank had four troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $542,000. The interest income recorded from these loans amounted to approximately $10,000 and $17,000 for the three and six month periods ended December 31, 2009, respectively. There were no troubled debt restructurings at June 30, 2009.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the nature of collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impaired loans increased to $15.8 million at December 31, 2009 from $ 2.0 million at June 30, 2009 as a result of the continuing economic downturn in the greater Springfield Area , current financial information received from borrowers,  and an internal review of criteria for classifying impaired loans based on current regulatory guidelines.  The Company has established specific reserves aggregating $1.9 million for impaired loans.  Such reserves relate to eight impaired loans with a carrying value of $5.7 million, and are based on management’s analysis of estimated underlying collateral values.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2009, the Company had four properties worth $933,000 classified as OREO. One of these properties was a commercial real estate property worth $205,000, one property was a commercial construction project totaling $525,000 and one is a residential property worth $203,000. One property is a manufactured home loan worth $21,000, however, there is a specific reserve for the full amount of the loan.

Allowance for Loan Losses. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$4,587	$3,380	$3,742	$3,453
Charge-offs:
Mortgage loans on real estate	(39)	-	(39)	-
Other loans:
Commercial business	(65)	-	(65)	(568)
Consumer and other	(28)	(33)	(28)	(47)
Total other loans	(93)	(33)	(93)	(615)
Total charge-offs	(132)	(33)	(132)	(615)
Recoveries:
Mortgage loans on real estate	-	-	-	-
Other loans:
Commercial business	-	257	3	261
Consumer and other	1	-	1	1
Total other loans	1	257	4	262
Total recoveries	1	257	4	262
Net (charge-offs) recoveries	(131)	224	(128)	(353)
Provision for loan losses	1,800	308	2,642	812
Balance at end of period	$6,256	$3,912	$6,256	$3,912

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.03%)	0.06%	(0.03%)	(0.09%)
Allowance for loan losses to non-performing loans at end of period	66.04%	59.37%	66.04%	59.37%
Allowance for loan losses to total loans at end of period	1.52%	1.01%	1.52%	1.01%

         Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2009		2009
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$48,558	12.01%	$42,021	11.02%
Savings deposits	76,804	18.99	74,721	19.59
Money market	45,847	11.34	40,471	10.61
NOW accounts	23,202	5.74	21,748	5.70
Total transaction accounts	194,411	48.07	178,961	46.91
Certificates of deposit	210,006	51.93	202,516	53.09

Total deposits	$404,417	100.00%	$381,477	100.00%

Deposits increased $22.9 million, or 6.0%, to $404.4 million at December 31, 2009 from $381.5 million at June 30, 2009. Certificates of deposit increased $7.5 million, demand deposits increased $6.5 million, money market accounts increased $5.4 million, savings accounts increased $2.1 million and NOW accounts increased $1.5 million from June 30, 2009 to December 31, 2009.

Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $12.1 million, or 14.6%, to $71.2 million at December 31, 2009 from $83.3 million at June 30, 2009. Repayment of advances from the FHLB accounted for a $11.3 million decrease and repurchase agreements accounted for a $773,000 decrease.

Stockholders’ Equity. Stockholders’ equity decreased $2.0 million, or 2.0%, to $94.7 million at December 31, 2009 from $96.7 million at June 30, 2009. The Company repurchased 198,300 shares of Company common stock, at an average price of $10.79 per share, in the first and second quarters of fiscal 2010 pursuant to the Company’s second Stock Repurchase Program announced in January 2009. Our ratio of capital to total assets decreased slightly to 16.5% as of December 31, 2009 from 17.0% at June 30, 2009.

Comparison of Operating Results (unaudited) for the Three Months Ended December 31, 2009 and December 31, 2008

Net Income. The Company had a net loss for the three months ended December 31, 2009 of $670,000, or $(0.10) per basic and fully diluted share, as compared to a net profit of $190,000, or $0.03 per basic and fully diluted share, for the same period in 2008. The decrease in net income was primarily due to an increase in the provision for loan losses of $1.5 million for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  The increase in the provision for loan losses is due in large part to our concern primarily over one large lending relationship, in addition to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. There was also an increase in non-interest expense of $302,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The increase in non-interest expense was mainly due to an increase in other general and administrative expenses of $104,000, an increase in advertising expenses of $70,000, an increase in salaries and employee benefits of $60,000, and an increase in occupancy and equipment of $45,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. For the three month period ended December 31, 2009, net interest income increased by $417,000 compared to the three month period ended December 31, 2008. Non-interest income, including net gains on sales of securities and loans, increased by $106,000 compared to the three month period ended December 31, 2008.

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

	Three Months Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$405,849	$5,895	5.81%	$383,775	$5,734	5.98%
Investment securities	113,038	1,062	3.76%	124,961	1,442	4.62%
Federal funds sold and other	13,495	6	0.18%	5,065	19	1.50%
Total interest earning assets	532,382	6,963	5.23%	513,801	7,195	5.60%
Non-interest earning assets	41,795			29,685
Total assets	$574,177			$543,486

Interest-bearing liabilities:
Savings deposits	$75,107	170	0.91%	$68,149	288	1.69%
Money market	45,667	112	0.98%	29,968	129	1.72%
NOW and other checking accounts	68,599	65	0.38%	51,900	40	0.31%
Certificates of deposit	207,467	1,482	2.86%	187,594	1,746	3.72%
Total deposits	396,840	1,829	1.84%	337,611	2,203	2.61%
Borrowed funds	74,538	679	3.64%	102,453	954	3.72%
Total interest-bearing liabilities	471,378	2,508	2.13%	440,064	3,157	2.87%
Non-interest bearing liabilities	6,537			6,200
Total liabilities	477,915			446,264
Equity	96,262			97,222
Total Liabilities and equity	$574,177			$543,486

Net interest income		$4,455			$4,038
Net interest rate spread (3)			3.09%			2.73%
Net interest-earning assets (4)	$61,004			$73,737

Net interest margin (5)			3.35%			3.14%
Average interest-earning assets to interest-bearing liabilities			112.94%			116.76%

(1) Yields and rates for the three months ended December 31, 2009 and 2008 are annualized.
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

	Three Months Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$324	$(163)	$161
Investment securities	(129)	(251)	(380)
Federal funds sold and other	13	(26)	(13)
Total interest income	208	(440)	(232)

Interest expense:
Savings deposits	27	(145)	(118)
Money market	52	(69)	(17)
NOW and other checking accounts	15	10	25
Certificates of deposits	172	(436)	(264)
Total deposits	266	(640)	(374)
Borrowed funds	(255)	(20)	(275)
Total interest expense	10	(659)	(649)
Change in net interest income	$197	$220	$417

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended December 31, 2009 was $4.5 million, an increase of $417,000 or 10.3%, over the same period of 2008. This was primarily due to a decrease in the average cost of funds of 74 basis points to 2.13% for the three months ended December 31, 2009 and an increase in average interest earning assets of $18.6 million for the three months ended December 31, 2009 over the same period in 2008.

Interest income. Interest income for the three months ended December 31, 2009 decreased $232,000, or 3.2%, to $7.0 million over the same period of 2008. This decrease was primarily due to a decrease in the average balance of investment securities of $11.9 million, or 9.5%, for the three months ended December 31, 2009. For the three months ended December 31, 2009, average outstanding net loans increased $22.1 million, or 5.8%, from the average for the three month period ended December 31, 2008. The average yield on interest earning assets decreased 37 basis points to 5.23% for the three months ended December 31, 2009, compared to 5.60% for the same period in 2008.

Interest Expense. Interest expense decreased $649,000, or 20.6%, to $2.5 million for the three months ended December 31, 2009. This decrease was primarily due to a decrease in rates paid on deposits. The average cost of funds decreased to 2.13% for the three months ended December 31, 2009, a decrease of 74 basis points from a cost of funds of 2.87% for the same period in 2008.

Provision for Loan Losses. The Company’s provision for loan loss expense was $1.8 million for the three months ended December 31, 2009 compared to $308,000 for the three months ended December 31, 2008. This increase is primarily due to our concern over one large lending relationship, as well as increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions.  The Company’s total allowance for loan losses increased by $2.3 million, to $6.3 million, or 1.52% of total loans as of December 31, 2009 compared to $3.9 million, or 1.01% of total loans as of December 31, 2008.

    Non-interest Income. Total non-interest income totaled $677,000 for the three months ended December 31, 2009, an increase of $106,000 from the same period a year ago. This increase is primarily due to an increase in customer service fees of $89,000 for the three months ended December 31, 2009 compared to the same period a year ago, and a gain on the sale/impairment of securities of $12,000 for the three months ended December 31, 2009 compared to a loss on the sale/impairment of securities of $63,000 from the same period a year ago.

     Non-interest Expense. Non-interest expense increased $302,000, or 7.5%, to $4.3 million for the three months ended December 31, 2009 compared to the same period for 2008. This increase was largely due to an increase in other general and administrative expenses of $104,000, an increase in advertising expenses of $70,000, an increase in salaries and employee benefits of $60,000, and an increase in occupancy and equipment of $45,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. There was also an increase in data processing services of $28,000 as well as an increase in the writedown of other real estate owned of $28,000 during the three months ended December 31, 2009, compared to such expenses for the same period in 2008.

     Income Taxes. Income tax expense decreased $411,000 for the three months ended December 31, 2009. Our combined federal and state effective tax rate was 32.9% for the three months ended December 31, 2009 compared to 30.4% for the three months ended December 31, 2008.

Comparison of Operating Results (unaudited) for the Six Months Ended December 31, 2009 and December 31, 2008

Net Income. The Company had a net loss for the six months ended December 31, 2009 of $832,000, or $(0.13) per basic and fully diluted share, as compared to a net profit of $237,000, or $0.03 per basic and fully diluted share, for the same period in 2008. The decrease in net income was primarily due to an increase in the provision for loan losses of $1.8 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008.  The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. There was also an increase in non-interest expense of $899,000 for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. The increase in non-interest expense was mainly due to an increase in other general and administrative expenses of $365,000, a write-down of other real estate owned of $253,000, and an increase in salaries and employee benefits of $122,000 for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. For the six month period ended December 31, 2009, net interest income increased by $928,000 compared to the six month period ended December 31, 2008. Non-interest income, including net gains on sales of securities and loans, increased by $229,000 compared to the six month period ended December 31, 2008.

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

	Six Months Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$400,424	$11,691	5.84%	$374,604	$11,304	6.04%
Investment securities	114,119	2,188	3.83%	127,351	2,907	4.57%
Federal funds sold and other	14,547	12	0.16%	10,153	94	1.85%
Total interest earning assets	529,090	13,891	5.25%	512,108	14,305	5.59%
Non-interest earning assets	40,153			31,599
Total assets	$569,243			$543,707

Interest-bearing liabilities:
Savings deposits	$74,156	358	0.97%	$68,071	597	1.75%
Money market	44,281	229	1.03%	27,758	247	1.78%
NOW and other checking accounts	66,236	127	0.38%	51,085	76	0.30%
Certificates of deposit	204,595	3,047	2.98%	188,024	3,575	3.80%
Total deposits	389,268	3,761	1.93%	334,938	4,495	2.68%
Borrowed funds	76,850	1,416	3.69%	104,190	2,024	3.89%
Total interest-bearing liabilities	466,118	5,177	2.22%	439,128	6,519	2.97%
Non-interest bearing liabilities	6,590			5,841
Total liabilities	472,708			444,969
Equity	96,535			98,738
Total Liabilities and equity	$569,243			$543,707

Net interest income		$8,714			$7,786
Net interest rate spread (3)			3.03%			2.62%
Net interest-earning assets (4)	$62,972			$72,980

Net interest margin (5)			3.29%			3.04%
Average interest-earning assets to interest-bearing liabilities			113.51%			116.62%

(1) Yields and rates for the six months ended December 31, 2009 and 2008 are annualized.
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

	Six Months Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$762	$(375)	$387
Investment securities	(283)	(436)	(719)
Federal funds sold and other	29	(111)	(82)
Total interest income	508	(922)	(414)

Interest expense:
Savings deposits	49	(288)	(239)
Money market	111	(129)	(18)
NOW and other checking accounts	26	25	51
Certificates of deposits	295	(823)	(528)
Total deposits	482	(1,216)	(734)
Borrowed funds	(508)	(100)	(608)
Total interest expense	(27)	(1,315)	(1,342)
Change in net interest income	$533	$395	$928

(1) Includes loans held for sale.

Net interest income. Net interest income for the six months ended December 31, 2009 was $8.7 million, an increase of $928,000 or 11.9%, over the same period of 2008. This was primarily due to a decrease in the average cost of funds of 75 basis points to 2.22% for the six months ended December 31, 2009 and an increase in average interest earning assets of $17.0 million for the six months ended December 31, 2009 over the same period in 2008.

Interest income. Interest income for the six months ended December 31, 2009 decreased $414,000, or 2.9%, to $13.9 million over the same period of 2008. This decrease was primarily due to a decrease in the average balance of investment securities of $13.2 million, or 10.4%, for the six months ended December 31, 2009. For the six months ended December 31, 2009, average outstanding net loans increased $25.8 million, or 6.9%, from the average for the six month period ended December 31, 2008. The average yield on interest earning assets decreased 34 basis points to 5.25% for the six months ended December 31, 2009, compared to 5.59% for the same period in 2008.

Interest Expense. Interest expense decreased $1.3 million, or 20.6%, to $5.2 million for the six months ended December 31, 2009. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.22% for the six months ended December 31, 2009, a decrease of 75 basis points from a cost of funds of 2.97% for the same period in 2008.

Provision for Loan Losses. The Company’s provision for loan loss expense was $2.6 million for the six months ended December 31, 2009 compared to $812,000 for the six months ended December 31, 2008. This increase is primarily due to our concern over one large lending relationship, as well as increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions.  The Company’s total allowance for loan losses increased by $2.3 million, to $6.3 million, or 1.52% of total loans as of December 31, 2009 compared to $3.9 million, or 1.01% of total loans as of December 31, 2008.

                Non-interest Income. Total non-interest income totaled $1.3 million for the six months ended December 31, 2009, an increase of $229,000 from the same period a year ago. This increase is primarily due to an increase in customer service fees of $157,000 for the six months ended December 31, 2009 compared to the same period a year ago, and a gain on the sale/impairment of securities of $14,000 for the six months ended December 31, 2009 compared to a loss on the sale/impairment of securities of $151,000 from the same period a year ago.

     Non-interest Expense. Non-interest expense increased $899,000, or 11.6%, to $8.6 million for the six months ended December 31, 2009 compared to the same period for 2008. This increase was mainly due to an increase in other general and administrative expenses of $230,000, a write-down of other real estate owned of $253,000, and an increase in salaries and employee benefits of $122,000 for the six months ended December 31, 2009 compared to the six months ended December 31, 2008.

     Income Taxes. Income tax expense decreased $503,000 for the six months ended December 31, 2009. Our combined federal and state effective tax rate was 32.4% for the six months ended December 31, 2009 compared to 30.7% for the six months ended December 31, 2008.

    Minimum Regulatory Capital Requirements. As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of December 31, 2009 (unaudited) and June 30, 2009 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009:

Total capital (to risk weighted assets):
Consolidated	$98,381	23.6%	$33,401	8.0%	N/A	N/A
Bank	73,806	18.0	32,878	8.0	$41,097	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	93,149	22.3	16,700	4.0	N/A	N/A
Bank	68,655	16.7	16,439	4.0	24,658	6.0

Tier 1 capital (to average assets):
Consolidated	93,149	16.2	23,011	4.0	N/A	N/A
Bank	68,655	12.4	22,145	4.0	27,681	5.0

As of June 30, 2009:

Total capital (to risk weighted assets):
Consolidated	$98,546	24.7%	$31,944	8.0%	N/A	N/A
Bank	71,634	18.3	31,268	8.0	$39,085	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	94,804	23.7	15,972	4.0	N/A	N/A
Bank	67,892	17.4	15,634	4.0	23,451	6.0

Tier 1 capital (to average assets):
Consolidated	94,804	16.6	22,801	4.0	N/A	N/A
Bank	67,892	12.4	21,983	4.0	27,479	5.0

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

    The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2009, cash and cash equivalents totaled $28.0 million, or 4.9% of total assets.

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

     Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of December 31, 2009 and the respective maturity dates.

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(Dollars in Thousands)
As of December 31, 2009
Federal Home Loan Bank of Boston advances	$61,058	$14,847	$33,270	$3,941	$9,000
Lease commitments	2,475	269	444	358	1,404
Securities sold under agreements to repurchase	10,099	10,099	-	-	-
Total contractual obligations	$73,632	$25,215	$33,714	$4,299	$10,404

Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2009 and June 30, 2009.

	December 31, 2009	June 30, 2009
	(Dollars in Thousands)
Commitments to grant loans (1)	$12,185	$23,572
Commercial loan lines-of-credit (2)	19,562	18,744
Unused portions of home equity lines-of-credit (3)	29,219	28,109
Unused portion of construction loans (4)	3,977	8,531
Unused portion of mortgage loans	285	307
Unused portion of personal lines-of-credit (5)	1,948	1,965
Standby letters of credit (6)	467	756
Total loan commitments	$67,643	$81,984

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six months ended December 31, 2009. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2009. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In January 2009,  the Company announced that its Board of Directors authorized a second stock repurchase program for the purchase of up to 377,619 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 83,500 shares in the quarter ended December 31, 2009 at an average price of $10.95 per share.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 - October 31, 2009	17,500	$10.99	17,500	151,615
November 1, 2009 - November 30, 2009	66,000	$10.94	66,000	85,615
December 1, 2009 - December 31, 2009	-	$-	-	85,615
	83,500	$10.95	83,500

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The information required for this Item 4 was previously reported in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 16, 2009.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6.1	Form of Hampden Bank Change in Control Agreement(9)

10.6.2	Form of 2010 Hampden Bank Change in Control Agreement(10)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (6)

10.12	2008 Equity Incentive Plan (7)

10.13	Form of Restricted Stock Agreement (8)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (8)

14.0	Hampden Bancorp, Inc. Code of Conduct (6)

21.0	List of Subsidiaries (6)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 333-137359), as filed with the SEC on September 14, 2007.
(7)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 29, 2009.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 10, 2010	/s/ Thomas R. Burton

Thomas R. Burton
President and Chief Executive Officer

Date: February 10, 2010	/s/ Robert A. Massey

Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer