Form 10-Q
period 2010-03-31
Hampden Bancorp, Inc.
filed 2010-05-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

As of May 5, 2010, there were 7,151,474 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)
Cash and due from banks	$16,953	$13,925
Federal funds sold and other short-term investments	8,432	22,323
Cash and cash equivalents	25,385	36,248

Securities available for sale, at fair value	113,091	116,100
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	-	915
Loans, net of allowance for loan losses of $6,020
at March 31, 2010 and $3,742 at June 30, 2009	410,006	386,638
Other real estate owned	914	1,362
Premises and equipment, net	5,127	4,379
Accrued interest receivable	1,749	1,805
Deferred tax asset	2,425	2,974
Bank-owned life insurance	10,222	9,909
Other assets	3,689	2,093
	$577,841	$567,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$411,386	$381,477
Securities sold under agreements to repurchase	8,982	10,872
Short-term borrowings	-	1,500
Long-term debt	59,876	70,915
Mortgagors' escrow accounts	877	799
Accrued expenses and other liabilities	2,816	5,435
Total liabilities	483,937	470,998

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued
7,151,474 outstanding at March 31, 2010 and 7,446,752 at June 30, 2009)	79	79
Additional paid-in-capital	77,878	77,603
Unearned compensation - ESOP (498,192 shares unallocated at March 31, 2010 and
529,992 shares unallocated at June 30, 2009)	(4,982)	(5,300)
Unearned compensation - equity incentive plan	(1,606)	(2,127)
Retained earnings	29,359	30,986
Accumulated other comprehensive income	1,432	507
Treasury stock, at cost (798,405 shares at March 31, 2010 and 503,127 shares at June 30, 2009)	(8,256)	(5,090)
Total stockholders' equity	93,904	96,658
	$577,841	$567,656

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,839	$5,613	$17,530	$16,917
Debt securities	965	1,281	3,147	4,103
Dividends	2	4	8	90
Federal funds sold and other short-term investments	5	16	17	110
Total interest and dividend income	6,811	6,914	20,702	21,220

Interest expense:
Deposits	1,706	2,089	5,467	6,584
Borrowings	618	859	2,035	2,883
Total interest expense	2,324	2,948	7,502	9,467

Net interest income	4,487	3,966	13,200	11,753
Provision for loan losses	1,395	300	4,037	1,112
Net interest income, after provision for loan losses	3,092	3,666	9,163	10,641

Non-interest income:
Customer service fees	457	375	1,418	1,179
Gain (loss) on sales/impairment of securities, net	1	(178)	15	(329)
Gain on sales of loans, net	21	146	65	196
Increase in cash surrender value of life insurance	101	100	313	330
Other	46	95	155	273
Total non-interest income	626	538	1,966	1,649

Non-interest expense:
Salaries and employee benefits	2,388	2,333	7,150	6,973
Occupancy and equipment	452	454	1,303	1,221
Data processing services	240	207	707	623
Advertising	234	267	726	678
Writedown of Other Real Estate Owned	-	-	253	-
FDIC insurance and assessment expenses	163	105	433	295
Other general and administrative	789	802	2,335	2,122
Total non-interest expense	4,266	4,168	12,907	11,912

Income (Loss) before income taxes	(548)	36	(1,778)	378

Income tax expense (benefit)	(405)	93	(803)	198

Net income (loss)	$(143)	$(57)	$(975)	$180

Earnings (loss) per share
Basic	$(0.02)	$(0.01)	$(0.15)	$0.03
Diluted	$(0.02)	$(0.01)	$(0.15)	$0.03

Weighted average shares outstanding
Basic	6,481,991	6,724,052	6,533,619	6,861,971
Diluted	6,481,991	6,724,052	6,533,619	6,889,478

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448

Culmulative effect of change to initially apply EITF 06-10	-	-	-	-	-	(457)	-	-	(457)
Comprehensive income:
Net income	-	-	-	-	-	180	-	-	180
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	548	-	548
Total comprehensive income									728
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(644)	-	-	(644)
Common stock repurchased	(410,488)	-	-	-	-	-	-	(4,102)	(4,102)
Stock-based compensation	-	-	255	-	495	-	-	-	750
ESOP shares committed to be allocated (31,800 shares)	-	-	(7)	353	-	-	-	-	346

Balance at March 31, 2009	7,539,391	$79	$77,524	$(5,406)	$(2,407)	$31,210	$171	$(4,102)	$97,069

Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

Comprehensive income:
Net loss	-	-	-	-	-	(975)	-	-	(975)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	925	-	925
Total comprehensive income									(50)
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(607)	-	-	(607)
Common stock repurchased	(295,278)	-	-	-	-	-	-	(3,166)	(3,166)
Stock-based compensation	-	-	250	-	476	-	-	-	726
Tax benefit from Management Retention Plan vesting	-	-	10	-	-	-	-	-	10
Forfeiture of restricted stock	-	-	-	-	45	(45)	-	-	-
ESOP shares committed to be allocated (31,800 shares)	-	-	15	318	-	-	-	-	333

Balance at March 31, 2010	7,151,474	$79	$77,878	$(4,982)	$(1,606)	$29,359	$1,432	$(8,256)	$93,904

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(975)	$180
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	4,037	1,112
Net amortization (accretion) of securities	92	(75)
Depreciation and amortization	559	520
Impairment loss on securities	-	388
Gain on sales of securities, net	(15)	(59)
Loans originated for sale	(11,350)	(13,127)
Proceeds from loan sales	12,330	13,297
Gain on sales of loans, net	(65)	(196)
Writedown of Other Real Estate Owned	253	-
Increase in cash surrender value of bank-owned
life insurance	(313)	(330)
Deferred tax benefit	(8)	(528)
Employee Stock Ownership Plan expense	333	346
Stock-based compensation	726	750
Net change in:
Accrued interest receivable	56	177
Other assets	(1,596)	(714)
Accrued expenses and other liabilities	(2,619)	3,496
Net cash provided by operating activities	1,445	5,237

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	359	355
Maturities and calls	9,981	26,196
Principal payments	24,883	16,392
Purchases	(30,809)	(39,335)
Purchase of loans	(3,204)	(3,146)
Proceeds from sale of OREO	284	-
Loan originations, net	(24,290)	(21,847)
Purchase of premises and equipment	(1,307)	(697)
Net cash used by investing activities	(24,103)	(22,082)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	29,909	50,725
Net change in repurchase agreements	(1,890)	(2,108)
Net change in short-term borrowings	(1,500)	2,500
Proceeds from long-term debt	961	2,481
Repayment of long-term debt	(12,000)	(20,366)
Repurchase of common stock	(3,166)	(4,102)
Payment of dividends on common stock	(607)	(644)
Tax benefit from MRP vesting	10	-
Net change in mortgagors' escrow accounts	78	81
Net cash provided by financing activities	11,795	28,567

Net change in cash and cash equivalents	(10,863)	11,722

Cash and cash equivalents at beginning of period	36,248	33,550

Cash and cash equivalents at end of period	$25,385	$45,272

Supplemental cash flow information:
Interest paid on deposits	$5,467	$6,584
Interest paid on borrowings	2,045	2,615
Income taxes paid	362	415
Transfer from loans to OREO	89	-

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2010 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2009 included in the Company’s most recent Annual Report on Form 10-K filed by the Company  with the Securities and Exchange Commission (‘SEC”) on September 10, 2009.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09) which provides that the Company is not required to disclose the date through which subsequent events have been evaluated but is required to evaluate subsequent events through the date that the financial statements are issued. These amendments in this Update were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

    Earnings per share for the three and nine month periods ended March 31, 2010 and 2009 have been computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net income (loss) applicable to common stock (in thousands)	$(143)	$(57)	$(975)	$180

Average number of shares issued	7,949,879	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(505,146)	(547,542)	(515,837)	(558,233)
Less: average treasury stock	(753,901)	(405,638)	(662,487)	(226,575)
Less: average unvested restricted stock awards	(208,841)	(272,647)	(237,936)	(303,100)
Average number of basic shares outstanding	6,481,991	6,724,052	6,533,619	6,861,971

Plus: dilutive unvested restricted stock awards	-	-	-	27,507
Plus: dilutive stock option shares	-	-	-	-
Average number of diluted shares outstanding	6,481,991	6,724,052	6,533,619	6,889,478

Basic earnings (loss) per share	$(0.02)	$(0.01)	$(0.15)	$0.03
Diluted earnings (loss) per share	$(0.02)	$(0.01)	$(0.15)	$0.03

There were 553,000 stock options for the three and nine months ended March 31, 2010 and March 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive. There were 301,854 shares of restricted stock for the three and nine months ended March 31, 2010 and the three months ended March 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

On February 2, 2010, the Company declared a cash dividend of $0.03 per common share which was paid on February 26, 2010 to stockholders of record as of the close of business on February 12, 2010.

On May 4, 2010, the Company declared a cash dividend of $0.03 per common share which is payable on May 28, 2010 to stockholders of record as of the close of business on May 14, 2010.

5. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $78.1 million at March 31, 2010, compared to $82.0 million as of June 30, 2009. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2010 and June 30, 2009 was not material.

   The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$9,009	$-	$9,009
Residential mortgage-backed securities
Agency	-	94,080	-	94,080
Non-agency	-	9,432	-	9,432
Total debt securities	-	112,521	-	112,521
Marketable equity securities	570	-	-	570
Mortgage servicing rights	-	532	-	532
Total assets at fair value	$570	$113,053	$-	$113,623

 Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2010.

				Gains (Losses)	Gains (Losses)
				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	March 31, 2010	March 31, 2010
	(Dollars in thousands)
Impaired loans	$-	$-	$5,567	$(756)	$(2,653)
Other real estate owned	-	-	914	-	-
Total assets	$-	$-	$6,481	$(756)	$(2,653)

        The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral or the expected cash flows for troubled debt restructurings. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The resulting loss was recognized in earnings through the provision for loan loss.

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

	March 31,		June 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,385	$25,385	$36,248	$36,248
Securities available for sale	113,091	113,091	116,100	116,100
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	-	-	915	915
Loans, net	410,006	427,026	386,638	393,355
Accrued interest receivable	1,749	1,749	1,805	1,805
Mortgage servicing rights (1)	532	532	656	656

Financial liabilities:
Deposits	411,386	414,035	381,477	384,560
Securities sold under agreements to repurchase	8,982	8,982	10,872	10,872
Short-term borrowings	-	-	1,500	1,500
Long-term debt	59,876	62,515	70,915	72,522
Mortgagors' escrow accounts	877	877	799	799

(1) Included in other assets.

7. Securities Available For Sale

 The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$8,992	$31	$(14)	$9,009
Residential mortgage-backed securities
Agency	91,556	2,577	(53)	94,080
Non-agency	9,588	85	(241)	9,432
Total debt securities	110,136	2,693	(308)	112,521
Marketable equity securities	686	30	(146)	570
Total securities available for sale	$110,822	$2,723	$(454)	$113,091

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,982	$123	$-	$10,105
Residential mortgage-backed securities
Agency	92,340	1,955	(186)	94,108
Non-agency	11,973	3	(797)	11,180
Total debt securities	114,295	2,081	(983)	115,393
Marketable equity securities	1,018	16	(327)	707
Total securities available for sale	$115,313	$2,097	$(1,310)	$116,100

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2010 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$1,000	$1,002
Over 1 year through 5 years	7,992	8,007
Total bonds and obligations	8,992	9,009
Residential mortgage-backed securities
Agency	91,556	94,080
Non-agency	9,588	9,432
Total debt securities	$110,136	$112,521

                At March 31, 2010 and June 30, 2009, the carrying value of securities pledged to secure repurchase agreements was $9,826,000 and $14,619,000, respectively.

For the nine months ended March 31, 2010 and 2009, proceeds from sales of securities available for sale amounted to $359,000 and $355,000, respectively. Gross realized gains amounted to $64,000 and $59,000, respectively. Gross realized losses amounted to $49,000 and $0, respectively.

The industries represented by our marketable equity securities portfolio are as follows:

	March 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$100	$78
Biotechnology	55	42
Electronics	52	46
Food	73	68
Healthcare - products	77	59
Insurance	76	61
Media	50	40
Retail	203	176
Total equity securities	$686	$570

                 Information pertaining to securities with gross unrealized losses at March 31, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2010:
Government-sponsored enterprises	$14	$2,987	$-	$-
Residential mortgage-backed securities
Agency	50	7,023	3	557
Non-agency	16	645	225	3,306
Marketable equity securities	-	-	146	436
	$80	$10,655	$374	$4,299

June 30, 2009:
Residential mortgage-backed securities
Agency	156	19,193	30	4,120
Non-agency	2	82	795	11,006
Marketable equity securities	12	101	315	522
	$170	$19,376	$1,140	$15,648

                At March 31, 2010, twenty-five debt securities had unrealized losses with aggregate depreciation of 2.8% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At March 31, 2010, we held 23 securities issued by private mortgage originators that had an amortized cost of $9.6 million and a fair value of $9.4 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of March 31, 2010. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

        At March 31, 2010, ten marketable equity securities had unrealized losses with aggregate depreciation of 25.1% from the Company's cost basis. The majority of these unrealized losses relate principally to the banking, retail, healthcare, and insurance industries. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There were no impairment charges related to OTTI securities for the nine months ended March 31, 2010. The Company recorded a loss of $388,000 for seven marketable equity securities that the Company considered to be OTTI securities for the nine months ended March 31, 2009.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at March 31, 2010 and June 30, 2009 and our consolidated results of operations for the three and nine months ended March 31, 2010 and March 31, 2009 and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A –“Risk Factors” and elsewhere in the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.

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

 In estimating other-than-temporary impairment losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities for which (1) the fair value of the security is less than its amortized cost, (2) the Company does not intend to sell such security and (3) it is likely that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, GAAP requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation in value is recognized in earnings.

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

                 Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We also analyze historical loss experience, delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

                 On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process concentrates on non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

                 The results of this quarterly process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan loss calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

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

Judgment and Uncertainties. The Company obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals (at least annually) thereafter to ensure any material change in market conditions or the physical aspects of the property are recognized.  To ensure the general validity of such appraised values, it is the responsibility of loan officers to compare sale prices and appraised values of properties previously held for their respective portfolio.  Each parcel of OREO is to be reviewed and valued by loan officers on its own merits.  The sale of OREO is also supported by this appraisal. A careful evaluation of all the relevant factors should enable the loan officer to make an accurate and reliable judgment with regard to classification.  Any portion of the carrying value in excess of appraised value should be classified as a loss.

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

Comparison of Financial Condition (unaudited) at March 31, 2010 and June 30, 2009

Overview

    Total Assets. The Company’s total assets increased $10.2 million, or 1.8%, from $567.7 million at June 30, 2009 to $577.8 million at March 31, 2010. Net loans, including loans held for sale, increased $22.5 million, or 5.8%, to $410.0 million at March 31, 2010, and securities decreased 2.6% or $3.0 million from $116.1 million to $113.1 million as of March 31, 2010. Cash and cash equivalents decreased $10.9 million, or 30.0%, to $25.4 million at March 31, 2010.

     Investment Activities. Securities available for sale decreased $3.0 million, or 2.6%, to $113.1 million at March 31, 2010. Obligations issued by government-sponsored enterprises, mortgage-backed securities and common stock all decreased at March 31, 2010. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31,		At June 30,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$8,992	$9,009	$9,982	$10,105
Residential mortgage-backed securities
Agency	91,556	94,080	92,340	94,108
Non-agency	9,588	9,432	11,973	11,180
Total debt securities	110,136	112,521	114,295	115,393

Marketable equity securities:
Common stock	686	570	1,018	707
Total marketable equity securities	686	570	1,018	707
Total securities available for sale	110,822	113,091	115,313	116,100
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$116,055	$118,324	$120,546	$121,333

Net Loans. Total net loans, at March 31, 2010 were $410.0 million, an increase of $23.4 million, or 6.0%, from $386.6 million at June 30, 2009. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At March 31, 2010		At June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$130,487	31.59%	$123,151	31.76%
Commercial	138,515	33.53	127,604	32.91
Home equity	63,613	15.40	58,747	15.15
Construction	13,275	3.21	17,243	4.45
Total mortgage loans on real estate	345,890	83.73	326,745	84.27

Other loans:
Commercial	42,469	10.28	38,918	10.04
Consumer	24,762	5.99	22,079	5.69
Total other loans	67,231	16.27	60,997	15.73
Total loans	413,121	100.00%	387,742	100.00%
Other items:
Net deferred loan costs	2,905		2,638
Allowance for loan losses	(6,020)		(3,742)

Total loans, net	$410,006		$386,638

Commercial real estate loans increased $10.9 million, or 8.6%, to $138.5 million, residential mortgage loans increased $7.3 million, or 6.0%, to $130.5 million, and home equity loans increased $4.9 million, or 8.3%, to $63.6 million at March 31, 2010 as compared to June 30, 2009. Commercial loans increased $3.6 million, or 9.1%, to $42.5 million, and consumer loans increased by $2.7 million, or 12.2%, to $24.8 million at March 31, 2010 as compared to June 30, 2009. A partial offset to these increases was a decrease in construction loans of $4.0 million, or 23.0%, to $13.3 million as of March 31, 2010 as compared to June 30, 2009. The decrease in construction loans and increase in commercial real estate loans is partially due to construction loans cycling into commercial real estate loans since most commercial real estate loans are underwritten on a construction to permanent basis.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates that have a higher risk profile or are outside of our normal underwriting standards are sold to a third party along with the servicing rights. For the nine months ending March 31, 2010, loans sold totaled $12.3 million. Of the $12.3 million sold, $5.9 million were sold on a servicing released basis, and $6.4 million were sold on a servicing retained basis.

                Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$2,878	$2,473
Commercial mortgage	481	856
Construction	-	-
Commercial	2,673	168
Home equity, consumer and other	587	417
Total non-accrual loans	6,619	3,914

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	6,619	3,914
Other real estate owned	914	1,362
Total non-performing assets	$7,533	$5,276

Troubled debt restructurings	$3,605	$-

Ratios:
Non-performing loans to total loans	1.60%	1.01%
Non-performing assets to total assets	1.30%	0.93%

                 Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-performing assets totaled $7.5 million, or 1.30% of total assets, at March 31, 2010 compared to $5.3 million, or 0.93% of total assets, at June 30, 2009. There was an increase in commercial non-accrual loans of $2.5 million, of which $1.5 million was due to one loan relationship. Increases in residential mortgage non-accrual loans of $406,000, and consumer non-accrual loans of $170,000 were partially offset by a decrease in commercial mortgage non-accrual loans of $375,000 at March 31, 2010. At March 31, 2010 the Bank had seven troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $3.6 million. The interest income recorded from these loans amounted to approximately $84,000 and $210,000 for the three and nine month periods ended March 31, 2010, respectively. There were no troubled debt restructurings at June 30, 2009.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the nature of collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased to $13.2 million at March 31, 2010 from $ 2.0 million at June 30, 2009 as a result of the continuing economic downturn in the greater Springfield Area, current financial information received from borrowers, and an internal review of criteria for classifying impaired loans based on current regulatory guidelines.  Total impaired loans include $8.7 million, or 66%, of loans which are current with all payment terms. The Company has established specific reserves aggregating $1.2 million for impaired loans.  Such reserves relate to ten impaired loans with a carrying value of $6.7 million, and are based on management’s analysis of estimated underlying collateral values or the expected cash flows for troubled debt restructurings.

                We believe that the determination of our allowance for loan losses, including amounts required for impaired loans, is consistent with generally accepted accounting principles and current regulatory guidance. However, it is possible that regulators may make different judgments. It is also possible that, in this current economic environment, additional loans will become impaired in future periods.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At March 31, 2010, the Company had five properties valued at $914,000 classified as OREO. One of these properties was a commercial real estate property valued at $205,000, two properties were commercial construction projects totaling $558,000 and one is a residential property valued at $150,000. One property is a manufactured home loan valued at $113,000, however, there is a specific reserve for the full amount of the loan.

Allowance for Loan Losses. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$6,256	$3,912	$3,742	$3,453
Charge-offs:
Mortgage loans on real estate	-	-	(39)	-
Other loans:
Commercial business	(1,626)	(185)	(1,691)	(753)
Consumer and other	(6)	(23)	(34)	(71)
Total other loans	(1,632)	(208)	(1,725)	(824)
Total charge-offs	(1,632)	(208)	(1,764)	(824)
Recoveries:
Mortgage loans on real estate	-	-	-	-
Other loans:
Commercial business	-	-	3	261
Consumer and other	1	1	2	3
Total other loans	1	1	5	264
Total recoveries	1	1	5	264
Net (charge-offs) recoveries	(1,631)	(207)	(1,759)	(560)
Provision for loan losses	1,395	300	4,037	1,112
Balance at end of period	$6,020	$4,005	$6,020	$4,005

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.40%)	(0.05%)	(0.44%)	(0.15%)
Allowance for loan losses to non-performing loans at end of period	90.95%	69.06%	90.95%	69.06%
Allowance for loan losses to total loans at end of period	1.46%	1.04%	1.46%	1.04%

For the three and nine months ended March 31, 2010 total charge-offs were $1.6 million and $1.8 million, respectively. These charge-offs were primarily due to one commercial loan relationship in which the Company charged off $1.5 million. In addition, the Company has taken an additional $540,000 specific reserve against this loan. The allowance for loan losses to non-performing loans has increased from 69.06% at March 31, 2009 to 90.95% at March 31, 2010. The allowance for loan losses to total loans has increased from 1.04% at March 31, 2009 to 1.46% at March 31, 2010.

                Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2010		2009
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$48,579	11.81%	$42,021	11.02%
Savings deposits	78,335	19.04	74,721	19.59
Money market	43,728	10.63	40,471	10.61
NOW accounts	27,775	6.75	21,748	5.70
Total transaction accounts	198,417	48.23	178,961	46.91
Certificates of deposit	212,969	51.77	202,516	53.09

Total deposits	$411,386	100.00%	$381,477	100.00%

Deposits increased $29.9 million, or 7.8%, to $411.4 million at March 31, 2010 from $381.5 million at June 30, 2009. Certificates of deposit increased $10.5 million, demand deposits increased $6.6 million, NOW accounts increased $6.0 million, savings accounts increased $3.6 million and money market accounts increased $3.3 million from June 30, 2009 to March 31, 2010.

Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $14.4 million, or 17.3%, to $68.9 million at March 31, 2010 from $83.3 million at June 30, 2009. Repayment of advances from the FHLB accounted for a $12.5 million decrease and repurchase agreements accounted for a $1.9 million decrease.

Stockholders’ Equity. In January 2009, the Company announced that its Board of Directors authorized a second stock repurchase program for the purchase of up to 377,619 shares of the Company’s common stock, or approximately 5% of its outstanding common stock (the “Repurchase Program”). The Company repurchased 198,300 shares of Company’s common stock, at an average price of $10.79 per share, in the first and second quarters of fiscal 2010 pursuant to the Repurchase Program. The Company repurchased 11,363 shares of Company stock, at an average price of $10.70 per share, in the third quarter of fiscal 2010 in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. The Company also repurchased 85,615 shares of Company’s common stock, at an average price of $10.55 per share, in the third quarter of fiscal 2010 pursuant to the Repurchase Program. These repurchases contributed to an overall decrease in stockholders’ equity of $2.8 million, to $93.9 million at March 31, 2010, compared to $96.7 million at June 30, 2009.  Our ratio of capital to total assets decreased to 16.3% as of March 31, 2010 from 17.0% at June 30, 2009.

Comparison of Operating Results (unaudited) for the Three Months Ended March 31, 2010 and March 31, 2009

Net Income. The Company had a net loss for the three months ended March 31, 2010 of $143,000, or $(0.02) per basic and fully diluted share, as compared to a net loss of $57,000, or $(0.01) per basic and fully diluted share, for the same period in 2009. The decrease in net income was primarily due to an increase in the provision for loan losses of $1.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. For the three month period ended March 31, 2010, net interest income increased by $521,000 compared to the three month period ended March 31, 2009. Non-interest income, including net gains on sales of securities and loans, increased by $88,000 compared to the three month period ended March 31, 2009.

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

	Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$409,968	$5,839	5.70%	$385,798	$5,613	5.82%
Investment securities	115,270	967	3.36%	117,941	1,285	4.36%
Federal funds sold and other	13,344	5	0.15%	18,078	16	0.35%
Total interest earning assets	538,582	6,811	5.06%	521,817	6,914	5.30%
Non-interest earning assets	37,774			34,575
Total assets	$576,356			$556,392

Interest-bearing liabilities:
Savings deposits	$77,912	147	0.75%	$65,549	214	1.31%
Money market	44,997	93	0.83%	36,387	137	1.51%
NOW and other checking accounts	69,434	55	0.32%	55,257	46	0.33%
Certificates of deposit	213,386	1,411	2.64%	201,549	1,692	3.36%
Total deposits	405,729	1,706	1.68%	358,742	2,089	2.33%
Borrowed funds	69,927	618	3.54%	95,236	859	3.61%
Total interest-bearing liabilities	475,656	2,324	1.95%	453,978	2,948	2.60%
Non-interest bearing liabilities	5,745			5,513
Total liabilities	481,401			459,491
Equity	94,955			96,901
Total Liabilities and equity	$576,356			$556,392

Net interest income		$4,487			$3,966
Net interest rate spread (3)			3.11%			2.70%
Net interest-earning assets (4)	$62,926			$67,839

Net interest margin (5)			3.33%			3.04%
Average interest-earning assets to interest-bearing liabilities			113.23%			114.94%

(1) Yields and rates for the three months ended March 31, 2010 and 2009 are annualized.
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

	Three Months Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$346	$(120)	$226
Investment securities	(29)	(289)	(318)
Federal funds sold and other	(3)	(8)	(11)
Total interest income	314	(417)	(103)

Interest expense:
Savings deposits	35	(102)	(67)
Money market	27	(71)	(44)
NOW and other checking accounts	11	(2)	9
Certificates of deposits	95	(376)	(281)
Total deposits	168	(551)	(383)
Borrowed funds	(224)	(17)	(241)
Total interest expense	(56)	(568)	(624)
Change in net interest income	$370	$151	$521

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended March 31, 2010 was $4.5 million, an increase of $521,000 or 13.1%, over the same period of 2009. This was primarily due to a decrease in the average cost of deposits of 65 basis points to 1.68% for the three months ended March 31, 2010 over the same period in 2009.

Interest income. Interest income for the three months ended March 31, 2010 decreased $103,000, or 1.5%, to $6.8 million over the same period of 2009. For the three months ended March 31, 2010, average outstanding net loans increased $24.2 million, or 6.3%, from the average for the three month period ended March 31, 2009. The average yield on interest earning assets decreased 24 basis points to 5.06% for the three months ended March 31, 2010, compared to 5.30% for the same period in 2009.

Interest Expense. Interest expense decreased $624,000, or 21.2%, to $2.3 million for the three months ended March 31, 2010. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 1.95% for the three months ended March 31, 2010, a decrease of 65 basis points from a cost of funds of 2.60% for the same period in 2009.

Provision for Loan Losses. The Company’s provision for loan loss expense was $1.4 million for the three months ended March 31, 2010 compared to $300,000 for the three months ended March 31, 2009. This increase is primarily due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans and general economic conditions.  The Company’s total allowance for loan losses increased by $2.0 million, to $6.0 million, or 1.46% of total loans as of March 31, 2010 compared to $4.0 million, or 1.04% of total loans as of March 31, 2009.

    Non-interest Income. Total non-interest income totaled $626,000 for the three months ended March 31, 2010, an increase of $88,000 from the same period a year ago. This increase is primarily due to an increase in customer service fees of $82,000 for the three months ended March 31, 2010 compared to the same period a year ago, and a gain on the sale/impairment of securities of $1,000 for the three months ended March 31, 2010 compared to a loss on the sale/impairment of securities of $178,000 from the same period a year ago. A partial offset to these increases was a decrease on the gain on sale of loans, net, of $125,000 for the three months ended March 31, 2010 compared to the same period a year ago, and a decrease in other non-interest income of $49,000 for the three months ended March 31, 2010 compared to the same period a year ago.

Non-interest Expense. Non-interest expense increased $98,000, or 2.4%, to $4.3 million for the three months ended March 31, 2010 compared to the same period for 2009. This increase was largely due to an increase in FDIC insurance and assessment expenses of $58,000, an increase in salaries and employee benefits of $55,000, and an increase in data processing services of $33,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. A partial offset to these increases was a decrease in advertising expenses of $33,000, a decrease in other general and administrative expenses of $13,000, and a decrease in occupancy and equipment of $2,000 during the three months ended March 31, 2010, compared to such expenses for the same period in 2009.

     Income Taxes. Income tax expense decreased $498,000 for the three months ended March 31, 2010. Our combined federal and state effective tax rate was 73.9% for the three months ended March 31, 2010 compared to 258.3% for the three months ended March 31, 2009. The 73.9% effective rate was due to the recording of tax benefits on earnings from tax adjusted investments in addition to the tax benefit recorded on the loss before income taxes. Also, additional state tax benefits were recorded due to the establishment of deferred state tax assets on which current state taxes are not expected to be paid. The 258.3% effective tax rate for the three months ended March 31, 2009 was due to the establishment of a $75,000 valuation reserve due to the uncertainty of the realization of deferred tax assets relating to impairment losses on equity securities.

Comparison of Operating Results (unaudited) for the Nine Months Ended March 31, 2010 and March 31, 2009

Net Income. The Company had a net loss for the nine months ended March 31, 2010 of $975,000, or $(0.15) per basic and fully diluted share, as compared to net income of $180,000, or $0.03 per basic and fully diluted share, for the same period in 2009. The decrease in net income was primarily due to an increase in the provision for loan losses of $2.9 million for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.  The increase in the provision for loan losses is due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans and general economic conditions. There was also an increase in non-interest expense of $995,000 for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. The increase in non-interest expense was mainly due to a write-down of other real estate owned of $253,000, an increase in other general and administrative expenses of $213,000, and an increase in salaries and employee benefits of $177,000 for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. For the nine month period ended March 31, 2010, net interest income increased by $1.4 million compared to the nine month period ended March 31, 2009. Non-interest income, including net gains on sales of securities and loans, increased by $317,000 compared to the nine month period ended March 31, 2009.

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

	Nine Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$403,721	$17,530	5.79%	$378,280	$16,917	5.96%
Investment securities	118,186	3,155	3.56%	124,260	4,193	4.50%
Federal funds sold and other	13,746	17	0.16%	12,756	110	1.15%
Total interest earning assets	535,653	20,702	5.15%	515,296	21,220	5.49%
Non-interest earning assets	35,580			32,577
Total assets	$571,233			$547,873

Interest-bearing liabilities:
Savings deposits	$75,267	504	0.89%	$67,331	810	1.60%
Money market	44,433	323	0.97%	30,503	385	1.68%
NOW and other checking accounts	67,372	182	0.36%	52,456	121	0.31%
Certificates of deposit	207,162	4,458	2.87%	192,467	5,268	3.65%
Total deposits	394,234	5,467	1.85%	342,757	6,584	2.56%
Borrowed funds	74,788	2,035	3.63%	101,248	2,883	3.80%
Total interest-bearing liabilities	469,022	7,502	2.13%	444,005	9,467	2.84%
Non-interest bearing liabilities	6,272			5,734
Total liabilities	475,294			449,739
Equity	95,939			98,134
Total Liabilities and equity	$571,233			$547,873

Net interest income		$13,200			$11,753
Net interest rate spread (3)			3.02%			2.65%
Net interest-earning assets (4)	$66,631			$71,291

Net interest margin (5)			3.29%			3.04%
Average interest-earning assets to interest-bearing liabilities			114.21%			116.06%

(1) Yields and rates for the nine months ended March 31, 2010 and 2009 are annualized.
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

	Nine Months Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$1,115	$(502)	$613
Investment securities	(197)	(841)	(1,038)
Federal funds sold and other	8	(101)	(93)
Total interest income	926	(1,444)	(518)

Interest expense:
Savings deposits	87	(393)	(306)
Money market	137	(199)	(62)
NOW and other checking accounts	38	23	61
Certificates of deposits	380	(1,190)	(810)
Total deposits	642	(1,759)	(1,117)
Borrowed funds	(725)	(123)	(848)
Total interest expense	(83)	(1,882)	(1,965)
Change in net interest income	$1,009	$438	$1,447

(1) Includes loans held for sale.

Net interest income. Net interest income for the nine months ended March 31, 2010 was $13.2 million, an increase of $1.4 million or 12.3%, over the same period of 2009. This was primarily due to a decrease in the average cost of funds of 71 basis points to 2.13% for the nine months ended March 31, 2010 and an increase in average interest earning assets of $20.0 million for the nine months ended March 31, 2010 over the same period in 2009.

Interest income. Interest income for the nine months ended March 31, 2010 decreased $518,000, or 2.4%, to $20.7 million over the same period of 2009. This decrease was primarily due to a decrease in the average balance of investment securities of $6.1 million, or 4.9%, for the nine months ended March 31, 2010. For the nine months ended March 31, 2010, average outstanding net loans increased $25.4 million, or 6.7%, from the average for the nine month period ended March 31, 2009. The average yield on interest earning assets decreased 34 basis points to 5.15% for the nine months ended March 31, 2010, compared to 5.49% for the same period in 2009.

Interest Expense. Interest expense decreased $2.0 million, or 20.8%, to $7.5 million for the nine months ended March 31, 2010. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 2.13% for the nine months ended March 31, 2010, a decrease of 71 basis points from a cost of funds of 2.84% for the same period in 2009.

Provision for Loan Losses. The Company’s provision for loan loss expense was $4.0 million for the nine months ended March 31, 2010 compared to $1.1 million for the nine months ended March 31, 2009. This increase is primarily due to increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans and general economic conditions.  The Company’s total allowance for loan losses increased by $2.0 million, to $6.0 million, or 1.46% of total loans as of March 31, 2010 compared to $4.0 million, or 1.04% of total loans as of March 31, 2009.

Non-interest Income. Total non-interest income totaled $2.0 million for the nine months ended March 31, 2010, an increase of $317,000 from the same period a year ago. This increase is primarily due to an increase in customer service fees of $239,000 for the nine months ended March 31, 2010 compared to the same period a year ago, and a gain on the sale/impairment of securities of $15,000 for the nine months ended March 31, 2010 compared to a loss on the sale/impairment of securities of $329,000 from the same period a year ago.  A partial offset to these increases was a decrease on the gain on sale of loans, net, of $131,000 for the nine months ended March 31, 2010 compared to the same period a year ago, and a decrease in other non-interest income of $118,000 for the three months ended March 31, 2010 compared to the same period a year ago.

Non-interest Expense. Non-interest expense increased $995,000, or 8.4%, to $12.9 million for the nine months ended March 31, 2010 compared to the same period for 2009. This increase was largely due to an increase in the writedown of other real estate owned of $253,000, an increase in other general and administrative expenses of $213,000, an increase in salaries and employee benefits of $177,000 and an increase in FDIC insurance and assessment expenses of $138,000 for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. There was also an increase in data processing services of $84,000, an increase in occupancy and equipment of $82,000, as well as an increase in advertising expenses of $48,000, during the nine months ended March 31, 2010, compared to such expenses for the same period in 2009. The increases in these expenses are costs associated with attracting and retaining customers.

                 Income Taxes. Income tax expense decreased $1.0 million for the nine months ended March 31, 2010. Our combined federal and state effective tax rate was 45.2% for the nine months ended March 31, 2010 compared to 52.3% for the nine months ended March 31, 2009. The 52.3% effective tax rate for the nine months ended March 31, 2009 was due to the establishment of a $75,000 valuation reserve due to the uncertainty of the realization of deferred tax assets relating to impairment losses on equity securities.

Minimum Regulatory Capital Requirements. As of March 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of March 31, 2010 (unaudited) and June 30, 2009 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2010:

Total capital (to risk weighted assets):
Consolidated	$96,093	23.5%	$32,755	8.0%	N/A	N/A
Bank	72,954	18.1	32,204	8.0	$40,255	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,964	22.2	16,377	4.0	N/A	N/A
Bank	67,910	16.9	16,102	4.0	24,153	6.0

Tier 1 capital (to average assets):
Consolidated	90,964	15.8	23,040	4.0	N/A	N/A
Bank	67,910	12.2	22,213	4.0	27,767	5.0

As of June 30, 2009:

Total capital (to risk weighted assets):
Consolidated	$98,546	24.7%	$31,944	8.0%	N/A	N/A
Bank	71,634	18.3	31,268	8.0	$39,085	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	94,804	23.7	15,972	4.0	N/A	N/A
Bank	67,892	17.4	15,634	4.0	23,451	6.0

Tier 1 capital (to average assets):
Consolidated	94,804	16.6	22,801	4.0	N/A	N/A
Bank	67,892	12.4	21,983	4.0	27,479	5.0

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

    The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2010, cash and cash equivalents totaled $25.4 million, or 4.4% of total assets.

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

    Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2010 and the respective maturity dates.

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five Years
	(Dollars in Thousands)
As of March 31, 2010
Federal Home Loan Bank of Boston advances	$59,876	$14,640	$32,308	$3,928	$9,000
Lease commitments	2,259	256	419	316	1,268
Securities sold under agreements to repurchase	8,982	8,982	-	-	-
Total contractual obligations	$71,117	$23,878	$32,727	$4,244	$10,268

Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2010 and June 30, 2009.

	March 31, 2010	June 30, 2009
	(Dollars in Thousands)
Commitments to grant loans (1)	$18,283	$23,572
Commercial loan lines-of-credit (2)	20,244	18,744
Unused portions of home equity lines-of-credit (3)	29,563	28,109
Unused portion of construction loans (4)	7,249	8,531
Unused portion of mortgage loans	274	307
Unused portion of personal lines-of-credit (5)	1,994	1,965
Standby letters of credit (6)	460	756
Total loan commitments	$78,067	$81,984

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the nine months ended March 31, 2010. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended March 31, 2010. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In January 2010, the Company purchased 11,363 shares at an average price of $10.70 per share in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. In January 2009,  the Company announced that its Board of Directors authorized a second stock repurchase program (“Repurchase Program”) for the purchase of up to 377,619 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 85,615 shares in the quarter ended March 31, 2010 at an average price of $10.55 per share to complete the Repurchase Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 - January 31, 2010	11,363	$10.70	-	85,615
February 1, 2010 - February 28, 2010	85,615	$10.55	85,615	-
March 1, 2010 - March 31, 2010	-	$-	-	-
	96,978	$10.57	85,615

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

HAMPDEN BANCORP, INC.

Date: May 12, 2010	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: May 12, 2010	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer