Form 10-K
period 2010-06-30
Hampden Bancorp, Inc.
filed 2010-09-07
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010
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

    Based upon the closing price of the registrant’s common stock as of December 31, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $62,958,100.

    The number of shares of Common Stock outstanding as of August 20, 2010 was 7,041,474.

Documents Incorporated By Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 2, 2010.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
      FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

    Hampden Bank is headquartered in Springfield, Massachusetts. All of Hampden Bank's offices are located in Hampden County. Springfield is the third largest city in Massachusetts, located in south western Massachusetts, 90 miles west of Boston and 30 miles north of Hartford, Connecticut, and connected by major interstate highways. A diversified mix of industry groups operate within Hampden County, including manufacturing, health care, higher education, wholesale/retail trade and service. The major employers in the area include MassMutual Financial Group, Dow Jones & Co., Baystate Health System, several area universities and colleges, and Big Y Supermarkets. The county in which Hampden Bank currently operates includes a mixture of suburban, rural, and urban markets. Hampden Bank's market area is projected to remain substantially unchanged in population and household growth through 2015. Based on census data, Hampden County is expected to experience a small decrease in population from 463,651 in 2010 to 463,397 in 2015. This is a projected decrease of 0.05%. The strongest growth is projected in the 55+ age group and $100,000+ household categories. According to census data, from 2010 through 2015, the median household income is projected to increase by 14.7% from $50,841 to $58,298.

Competition

The Company faces intense competition in attracting deposits and loans. The Company’s most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Company also faces competition for depositors' funds from money market funds, mutual funds and other corporate and government securities. Banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Bank also operate in the Company’s market area. These institutions are significantly larger than the Company, and, therefore, have significantly greater resources.

    The Company’s competition for loans comes primarily from financial institutions in our market areas, and from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from a number of non-depository financial service companies in the mortgage market. These include insurance companies, securities companies and specialty finance companies.

    The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowing banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s future growth.

Lending Activities

    General. The Company's gross loan portfolio consisted of an aggregate of $416.0 million at June 30, 2010, representing 71.2% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated or purchased totaled $118.9 million in fiscal 2010 and $130.2 million in fiscal 2009. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $8.5 million during fiscal 2010 and $21.0 million in fiscal 2009, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $8.1 million during fiscal 2010 and $3.1 million during fiscal 2009. The Company’s largest loan is $9.2 million. The average balance of the Company’s ten largest loans is $4.9 million.

    The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans / real estate:
Residential	$130,977	31.49%	$123,151	31.76%	$121,864	33.75%	$116,178	35.21%	$111,849	34.88%
Commercial	138,746	33.35	127,604	32.91	117,636	32.59	90,538	27.45	91,226	28.45
Home Equity	65,006	15.63	58,747	15.15	57,790	16.01	59,899	18.15	64,132	20.00
Construction	13,460	3.24	17,243	4.45	11,308	3.13	21,251	6.44	22,314	6.95
Total mortgage loans on real estate	348,189	83.70	326,745	84.27	308,598	85.48	287,866	87.25	289,521	90.28

Other loans:
Commercial	42,539	10.23	38,918	10.04	32,509	9.00	25,472	7.71	22,609	7.05
Consumer and other	25,257	6.07	22,079	5.69	19,967	5.52	16,644	5.04	8,574	2.67
Total other loans	67,796	16.30	60,997	15.73	52,476	14.52	42,116	12.75	31,183	9.72
Total loans	415,985	100.00%	387,742	100.00%	361,074	100.00%	329,982	100.00%	320,704	100.00%
Other items:
Net deferred loan costs	2,943		2,638		2,257		1,902		872
Allowance for loan losses	(6,314)		(3,742)		(3,453)		(2,810)		(3,695)
Total loans, net	$412,614		$386,638		$359,878		$329,074		$317,881

    Commercial Real Estate Loans.  The Company originated $14.0 million and $25.7 million of commercial real estate loans in fiscal 2010 and 2009, respectively, and had $138.7 million of commercial real estate loans, with an average yield of 6.2%, in its portfolio as of June 30, 2010, representing 33.4% of the total gross loan portfolio on such date. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

Interest rates on commercial real estate loans adjust over periods of five or ten years based primarily on Federal Home Loan Bank rates. In general, rates on commercial real estate loans are priced at a spread over Federal Home Loan Bank advance rates.  Commercial real estate loans are generally secured by commercial properties such as industrial properties, hotels, small office buildings, retail facilities, warehouses, multi-family income properties and owner-occupied properties used for business. Generally, commercial real estate loans are approved with a maximum 80% loan to appraised value ratio.

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

Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events could have an adverse impact on the cash flows generated by properties securing the Company’s commercial real estate loans and on the value of such properties.

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. These loans have original maturities of up to 30 years and generally have maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2010, the Company originated 55 loans with a loan-to-value ratio of 95% or greater, of which 89% were sold. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans that have maturities greater than 15 years. As of June 30, 2010, the residential real estate mortgage loan portfolio totaled $131.0 million, or 31.5% of the total gross loan portfolio on that date, and had an average yield of 5.5%. Of the residential mortgage loans outstanding on that date, $89.9 million were adjustable-rate loans with an average yield of 5.4% and $41.1 million were fixed-rate mortgage loans with an average yield of 5.6%. Residential mortgage loan originations totaled $33.1 million and $41.0 million for fiscal 2010 and 2009, respectively.

    A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000 upon origination. If appropriate, flood insurance is required for all properties securing real estate loans made by the Company.

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

At June 30, 2010, fixed rate monthly payment loans held in the Company’s portfolio totaled $41.1 million, or 31.4% of total residential real estate mortgage loans at that date. The total of loans serviced for others as of June 30, 2010 is $49.8 million.

The adjustable-rate mortgage loans (“ARM Loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2010, ARM Loans totaled $89.9 million or 68.6% of total residential loans outstanding at that date. The Company originates ARM Loans with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM Loan with a loan-to-value ratio greater than 90% requires Private Mortgage Insurance. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Maximum interest rate/adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM Loans help to reduce the Company’s exposure to changes in interest rates. However, ARM Loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default or prepayments.

In light of the national mortgage crisis, rising unemployment, and a weakening economy during fiscal 2010, the Company offered a short term relief program that provides our mortgage customers with the ability to overcome temporary financial pressures through interest only payments for a short period of time. The modification program is available to current customers that have a mortgage loan held in portfolio. The modification plan is designed to provide short term relief due to job loss, reduced income, a need to restructure debt, or other events that have caused or will cause a borrower to be unable to keep current with mortgage payments. The plan is offered only after a review of the borrower’s current financial condition and a determination that such a plan is likely to provide the borrowers with the ability to maintain current monthly payments going forward. Debt to income ratios demonstrating an ability to pay must be achieved for a modification plan to be put into place. Any modifications made pursuant to this program are in accordance with the terms of the original contract.

    Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $19.9 million and $17.4 million of home equity lines-of-credit and loans during 2010 and 2009, respectively, and at June 30, 2010 had $65.0 million of home equity lines-of-credit and loans outstanding, representing 15.6% of the loan portfolio, with an average yield of 4.5% at that date. Approximately 38% of the Company’s home equity lines-of-credit and loans are classified as first in priority liens.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and were generally underwriten in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. Under our current underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $30.1 million at June 30, 2010.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $23.8  million and $22.8 million in commercial loans during fiscal 2010 and fiscal 2009, respectively, and as of June 30, 2010 had $42.5 million in commercial loans in its portfolio, representing 10.2% of the loan portfolio, with an average yield of 5.2%.

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

Construction Loans.  The Company offers residential and commercial construction loans. The majority of non-residential construction loans are written to become permanent financing. The Company originated $20.4 million and $15.9 million of construction loans during fiscal 2010 and fiscal 2009, respectively, and at June 30, 2010 had $13.5 million of construction loans outstanding, representing 3.2% of the loan portfolio.

Consumer and Other Loans.  The Company originates a variety of consumer and other loans auto loans and loans secured by passbook savings or certificate accounts. The Company also looks to purchase manufactured home loans from a third party. The Company originated $7.6 million and $7.4 million of consumer and other loans, including purchases of manufactured home loans, during 2010 and 2009, respectively, and at June 30, 2010 had $25.3 million of consumer and other loans outstanding. Of the $7.6 million of originations in 2010, $5.8 million consists of manufactured housing loans. Consumer and other loans outstanding represented 6.1% of the loan portfolio at June 30, 2010, with an average yield of 8.7%.

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

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2010, the Company had commitments to grant loans of $9.7 million, unadvanced funds on home equity lines of credit totaling $30.1 million, unadvanced funds on overdraft lines-of-credit totaling $2.0 million, unadvanced funds on commercial lines-of-credit totaling $23.3 million, unadvanced funds due mortgagors and on construction loans totaling $7.5 million and standby letters of credit totaling $2.2 million.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-8.

The following table sets forth certain information concerning the Company’s portfolio loan originations:

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(In Thousands)
Loans at beginning of year	$ 387,742	$ 361,074	$ 329,982	$ 320,704	$ 272,702

Originations:
Mortage loans on real estate:
Residential	33,148	40,962	37,975	23,833	36,133
Commercial	13,973	25,734	19,435	12,309	33,350
Construction	20,444	15,932	22,291	24,456	16,047
Home Equity	19,927	17,365	15,383	11,794	31,913
Total mortgage loans on real estate originations	87,492	99,993	95,084	72,392	117,443

Other loans:
Commercial business	23,755	22,755	14,960	12,351	7,214
Consumer and other	1,858	1,798	2,842	4,477	2,928
Total other loan originations	25,613	24,553	17,802	16,828	10,142
Total loans originated	113,105	124,546	112,886	89,220	127,585

Purchase of manufactured home loans	5,769	5,644	5,726	6,497	3,156

Deduct:
Principal loan repayments and prepayments	72,256	78,044	71,159	73,194	75,011
Loan sales	16,603	24,091	16,322	12,219	7,610
Charge-offs	1,772	1,387	39	1,026	118
Total deductions	90,631	103,522	87,520	86,439	82,739
Net increase in loans	28,243	26,668	31,092	9,278	48,002
Loans at end of year	$ 415,985	$ 387,742	$ 361,074	$ 329,982	$ 320,704

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

The Company’s loan policy has established specific loan approval limits.  Loan officers may approve loans up to their individual lending limit, or two loan officers can originate loans up to their combined limit.  The loan committee reviews all loan applications and approves relationships greater than the loan officer’s limit.  Certain loan relationships require loan committee and/or Board of Investment approval.  The members of the Bank’s loan committee include the Bank’s President, Executive Vice President, Chief Financial Officer, two Senior Vice Presidents, the Senior Commercial Credit Analyst and commercial loan originators.

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities based on experience for these loans. Unsecured personal loans are generally written for not more than $5,000.

    The Company generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $14.4 million for the Company as of June 30, 2010.

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

    Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2010. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$ 77	5.43%	$ 4,578	6.37%	$ 5,045	3.42%	$ 2,281	6.01%
Due after one year to five years	1,334	5.83	52,169	6.14	12,366	6.54	614	4.77
Due after five years	129,566	5.47	81,999	6.26	25,128	4.93	10,565	6.27
Total	$ 130,977	5.50%	$ 138,746	6.22%	$ 42,539	5.22%	$ 13,460	6.16%

	Home Equity		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$ 30	5.63%	$ 323	6.04%	$ 12,334	5.08%
Due after one year to five years	2,344	4.39	2,990	6.08	71,817	6.13
Due after five years	62,632	4.40	21,944	9.15	331,834	5.69
Total	$ 65,006	4.45%	$ 25,257	8.71%	$ 415,985	5.76%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

The following table sets forth, at June 30, 2010, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2011 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2011
	Fixed	Adjustable	Total
	(In Thousands)
Residential Mortgage	$ 41,124	$ 89,776	$ 130,900
Construction	10,836	343	11,179
Commercial mortgage	70,850	63,318	134,168
Commercial business	22,082	15,412	37,494
Home equity	31,605	33,371	64,976
Consumer and other	24,289	645	24,934
Total loans	$ 200,786	$ 202,865	$ 403,651

Loan Quality

    General.  One of the Company’s most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and independent third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

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

    Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2010, the Company had $911,000 of property classified as OREO.

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

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2010, loans classified as special mention totaled $27.3 million, consisting of $20.3 million commercial real estate, $3.3 million commercial loans, $1.7 million construction, $1.0 million residential mortgage loans, $626,000 home equity and $381,000 consumer loans.

Substandard loans totaled $14.5 million, consisting of $8.3 million commercial real estate, $5.3 million commercial, $320,000 residential mortgage, $244,000 home equity, $228,000 construction and $80,000 consumer loans.

Loans classified as doubtful totaled $3.4 million, consisting of $1.7 million residential mortgage, $883,000 commercial, $427,000 commercial real estate, $245,000 home equity and $127,000 consumer loans.

Loans classified as a loss totaled $3,000 consisting of consumer loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$ 2,763	$ 2,473	$ 684	$ 217	$ 78
Commercial mortgage	1,200	856	703	235	588
Commercial	936	168	3,212	3,083	3,168
Home equity, consumer and other	793	417	226	26	118
Total non-accrual loans	5,692	3,914	4,825	3,561	3,952

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-	-	-	190
Commercial mortgage	-	-	-	-	267
Commercial	-	-	-	-	778
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	-	-	-	1,235
Total non-performing loans	5,692	3,914	4,825	3,561	5,187
Other real estate owned	911	1,362	-	-	-
Total non-performing assets	$ 6,603	$ 5,276	$ 4,825	$ 3,561	$ 5,187
Troubled debt restructurings, not reported above	$ 4,836	$ -	$ -	$ -	$ -

Ratios:
Non-performing loans to total loans	1.37%	1.01%	1.34%	1.08%	1.62%
Non-performing assets to total assets	1.13%	0.93%	0.89%	0.68%	1.11%

    Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Loans are reclassified to accrual status once the borrower has shown the ability and an acceptable history of repayment of three to six months. The increase in residential mortgage non-accrual loans from fiscal year 2009 to fiscal year 2010 was due to the continued deterioration of the housing and real estate markets, as well as overall weakness in the economy. The increase in commercial mortgage, commercial, and home equity, consumer and other non-accrual loans from fiscal year 2009 to fiscal year 2010 was due to the overall weakness in the economy. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The decrease in commercial non-accrual loans from fiscal year 2008 to fiscal year 2009 was due to $1.4 million that was transferred to OREO, as well as $739,000 of charge-offs in fiscal year ended 2009. At June 30, 2010, the Bank had ten troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) consisting of commercial and mortgage loans totaling approximately $5.5 million, of which $712,000 is on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $264,000 for the year ended June 30, 2010. There were no troubled debt restructurings for any fiscal year prior to June 30, 2010.

    At June 30, 2010, the interest income that would have been recorded had nonaccruing loans been current according to their original terms, amounted to $158,000. There was no interest income recognized on nonaccruing loans in 2010.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgages for impairment. Impaired loans increased to $16.2 million at June 30, 2010 from $ 2.0 million at June 30, 2009 as a result of the continuing economic downturn in the greater Springfield Area, current financial information received from borrowers, and an internal review of criteria for classifying impaired loans based on current regulatory guidelines.  Total impaired loans include $11.9 million, or 73%, of loans which are current with all payment terms. The Company has established specific reserves aggregating $1.4 million for impaired loans.  Such reserves relate to fourteen impaired loans with a carrying value of $10.1 million, and are based on management’s analysis of estimated underlying collateral values or the expected cash flows.

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

    The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Balance at beginning of year	$ 3,742	$ 3,453	$ 2,810	$ 3,695	$ 3,644
Charge-offs:
Mortgage loans on real estate	(39)	(585)	(28)	-	-
Other loans:
Commercial business	(1,695)	(739)	-	(991)	(92)
Consumer and other	(38)	(58)	(11)	(35)	(26)
Total other loans	(1,733)	(797)	(11)	(1,026)	(118)
Total charge-offs	(1,772)	(1,382)	(39)	(1,026)	(118)

Recoveries:
Mortgage loans on real estate	2	-	26	-	-
Other loans:
Commercial business	3	256	-	7	-
Consumer and other	2	3	5	12	19
Total other loans	5	259	5	19	19
Total recoveries	7	259	31	19	19
Net charge-offs	(1,765)	(1,123)	(8)	(1,007)	(99)
Provision for loan losses	4,337	1,412	651	122	150
Balance at end of year	$ 6,314	$ 3,742	$ 3,453	$ 2,810	$ 3,695

Ratios:
Net charge-offs to average loans outstanding	(0.43%)	(0.29%)	(0.00%)	(0.32%)	(0.03%)
Allowance for loan losses to non-performing loans at end of year	110.93%	95.61%	71.56%	78.91%	71.24%
Allowance for loan losses to total loans at end of year	1.52%	0.97%	0.96%	0.85%	1.15%

As shown in the table above, the provision for loan losses has increased substantially over the past year. This is due to increases in loan delinquencies, and non-accrual loans, general economic conditions, and growth in the loan portfolio. The Company completes its allowance for loan losses review using a calculation that includes specific reserves on impaired credits and general reserves on all non-impaired credits. There was an increase in specific reserves on impaired loans from $10,000 at June 30, 2009 to $1.4 million at June 30, 2010. This increase in specific reserves contributed to the significant increase in the ratio of allowance for loan losses to total loans at the end of the year from 0.97% at June 30, 2009 to 1.52% at June 30, 2010. During this review process, the Company has implemented a qualitative review of the non-classified loans, using historical charge-offs as the starting point and then adding additional basis points for specific qualitative factors such as the levels and trends in delinquency and impairments, trends in volume and terms, risk rating migration, effects of changes in risk selection and underwriting standards, experience of lending management and staff, and national and local economic trends and conditions. Adjustments to the provision are made when quarterly reviews indicate that revisions are necessary.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2010			2009			2008
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$ 1,391	$ 130,977	31.49%	$ 887	$ 123,151	31.76%	$ 464	$ 121,864	33.75%
Construction	224	13,460	3.24	235	17,243	4.45	91	11,308	3.13
Commercial	1,766	138,746	33.35	1,308	127,604	32.91	850	117,636	32.59
Home equity	526	65,006	15.63	458	58,747	15.15	304	57,790	16.01
Total mortgage loans on real estate	3,907	348,189	83.70	2,888	326,745	84.27	1,709	308,598	85.48

Other loans:
Commercial	2,348	42,539	10.23	781	38,918	10.04	1,681	32,509	8.99
Consumer and other	59	25,257	6.07	73	22,079	5.69	63	19,967	5.53
Total other loans	2,407	67,796	16.30	854	60,997	15.73	1,744	52,476	14.52
Total loans	$ 6,314	$ 415,985	100.00%	$ 3,742	$ 387,742	100.00%	$ 3,453	$ 361,074	100.00%

	At June 30,
	2007			2006
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$ 287	$ 116,178	35.21%	$ 287	$ 111,849	34.88%
Construction	141	21,251	6.44	141	22,314	6.95
Commercial	539	90,538	27.45	744	91,226	28.45
Home equity	217	59,899	18.15	217	64,132	20.00
Total mortgage loans on real estate	1,184	287,866	87.25	1,389	289,521	90.28

Other loans:
Commercial	1,469	25,472	7.71	2,123	22,609	7.05
Consumer and other	157	16,644	5.04	183	8,574	2.67
Total other loans	1,626	42,116	12.75	2,306	31,183	9.72
Total loans	$ 2,810	$ 329,982	100.00%	$ 3,695	$ 320,704	100.00%

Investment Activities

    General.  The Company’s investment policy is approved and adopted by the Board of Directors. The Chief Executive Officer and the Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

The basic objectives of the investment function are (1) to enhance the profitability of the Company by keeping its investable funds fully employed at the maximum after-tax return, (2) to provide adequate regulatory and operational liquidity, (3) to minimize and/or adjust the interest rate risk position of the Company, (4) to assist in reducing the Company’s corporate tax liability, (5) to minimize the Company’s exposure to credit risk, (6) to provide collateral for pledging requirements, (7) to serve as a countercyclical balance to earnings by absorbing funds when the Company’s loan demand is low and infusing funds when loan demand is high and (8) to provide a diversity of earning assets to mortgage/loan investments.

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

    Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, impairment is required to be recognized  (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income/loss, net of applicable taxes.

    Government-Sponsored Enterprises.  At June 30, 2010, the Company’s government-sponsored enterprises portfolio totaled $10.0 million, or 9.0% of the total portfolio on that date.

Residential Mortgage-Backed Securities.  At June 30, 2010, the Company’s portfolio of residential mortgage-backed securities totaled $101.0 million, or 90.7% of the portfolio on that date, and included pass-through securities totaling $72.6 million and collateralized mortgage obligations totaling $19.3 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). The Company also invests in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2010, we held 23 securities issued by private mortgage originators that had an amortized cost of $9.0 million and a fair value of $9.1 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2010. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

    Marketable Equity Securities.  At June 30, 2010, the Company’s portfolio of marketable equity securities totaled $379,000, or 0.3% of the portfolio at that date, and consisted of common stock of various corporations. The Company’s investment policy requires no more than 5% of Tier I capital be invested in the equity of any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issuers must be listed on the NYSE, or AMEX or traded on NASDAQ.  During the year ended June 30, 2010 the Company did not incur a write-down for other-than-temporary impairment of investment securities.

            Restricted Equity Securities.  At June 30, 2010, the Company held $5.2 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for Hampden Bank to borrow from the FHLB.  On February 26, 2009 the FHLB’s board of directors (i) announced that they were suspending dividends and (ii) issued a moratorium on the redemption of FHLB stock.

    The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At June 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
Government-sponsored enterprises	$ 9,992	$ 10,027	$ 9,982	$ 10,105	$ 36,962	$ 37,196
Corporate bonds and other obligations	-	-	-	-	-	-
Residential mortgage-backed securities:
Agency	88,842	91,876	92,340	94,108	70,388	70,530
Non-agency	9,024	9,097	11,973	11,180	15,504	14,903
Total debt securities	107,858	111,000	114,295	115,393	122,854	122,629

Marketable equity securities:
Common stock	561	379	1,018	707	1,661	1,263
Total marketable equity securities	561	379	1,018	707	1,661	1,263
Total securities available for sale	108,419	111,379	115,313	116,100	124,515	123,892
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233	5,233	5,233
Total securities	$ 113,652	$ 116,612	$ 120,546	$ 121,333	$ 129,748	$ 129,125

The table below sets forth certain information regarding the amortized cost, and weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2010. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$ -	0.00%	$ 9,992	1.76%	$ -	-%	$ -	-%	$ 9,992	1.76%
Mortgage-backed securities:
Agency	307	7.77	8,161	2.67	22,144	3.63	58,230	3.60	88,842	3.54
Non-agency	-	0.00	-	0.00	5,217	4.71	3,807	3.08	9,024	4.02
Total debt securities	$ 307	7.77%	$ 18,153	2.17%	$ 27,361	3.84%	$ 62,037	3.57%	$107,858	3.41%

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from the Company’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits and the Depositors Insurnace Fund ("DIF") fully insures amounts in excess of such limits.

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

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2010			2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$ 47,182	11.78%	-%	$ 36,728	10.38%	-%	$ 34,335	11.09%	-%
Savings	76,700	19.16	0.61	68,385	19.33	1.14	68,065	21.97	1.79
Money market	44,309	11.07	0.67	33,124	9.36	1.17	19,958	6.44	1.70
NOW accounts	23,707	5.92	0.60	19,132	5.41	0.90	16,571	5.35	0.94
Total transaction accounts	191,898	47.93	0.49	157,369	44.48	0.87	138,929	44.85	1.23
Certificates of deposit	208,468	52.07	2.59	196,457	55.52	3.22	170,849	55.15	3.99
Total deposits	$400,366	100.00%	1.52%	$ 353,826	100.00%	2.12%	$309,778	100.00%	2.75%

The following table sets forth the time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2010	2009	2008
	(In Thousands)
Less than 2%	$ 81,604	$ 27,961	$ 6,326
2.00% - 2.99%	48,204	58,339	26,722
3.00% - 3.99%	55,632	80,658	57,520
4.00% - 4.99%	9,364	12,003	58,970
5% or Greater	18,134	23,555	39,857
Total	$ 212,938	$ 202,516	$ 189,395

The following table sets forth the amount and maturities of time deposits at June 30, 2010:

	Year Ending June 30,
Interest Rate	2011	2012	2013	2014	After June 30, 2014	Total
	(In Thousands)
Less than 2%	$ 74,641	$ 6,943	$ 20	$ -	$ -	$ 81,604
2.00% - 2.99%	21,575	15,184	8,570	1,808	1,067	48,204
3.00% - 3.99%	21,492	10,357	4,070	8,898	10,815	55,632
4.00% - 4.99%	2,202	429	2,180	4,494	59	9,364
5% or Greater	7,548	9,670	916	-	-	18,134
Total	$ 127,458	$ 42,583	$ 15,756	$ 15,200	$ 11,941	$ 212,938

    As of June 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $123.3 million. The following table sets forth the maturity of those certificates as of June 30, 2010:

At June 30, 2010
(In Thousands)
Three months or less	$ 26,651
Over three months through six months	28,808
Over six months through one year	18,991
Over one year through three years	37,328
Over three years	11,549
Total	$ 123,327

Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans, investment securities and by its holding of FHLB stock. As of June 30, 2010, the Company had outstanding $58.2 million in FHLB advances, and had the ability to borrow an additional $75.7 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2010	2009	2008
	(Dollars In Thousands)
Balance at end of year	$ 58,196	$ 72,415	$ 95,477
Average balance during year	63,116	84,809	92,770
Maximum outstanding at any month end	72,415	94,126	98,394
Weighted average interest rate at end of year	3.96%	4.05%	4.16%
Weighted average interest rate during year	4.03%	4.16%	4.36%

Of the $58.2 million in advances outstanding at June 30, 2010, $35.0 million bearing a weighted average interest rate of 4.13% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

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

In addition to FHLB borrowings as of June 30, 2010 and 2009, the Company had $6.8 million of overnight repurchase agreements with business customers with a weighted average rate of 0.25% and $10.9 million with a weighted average rate of 0.75%, respectively.  These repurchase agreements are collateralized by government-sponsored enterprise investments.

Personnel

As of June 30, 2010, the Company had 97 full-time and 16 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

     Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has two operating subsidiaries, Hampden Investment Corporation and Hampden Insurance Agency.

Hampden Investment Corporation. Hampden Investment Corporation (“HIC”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2010, HIC had total assets of $65.9 million consisting primarily of government-sponsored enterprise bonds and mortgage backed securities. HIC’s net income for the years ending June 30, 2010 and June 30, 2009 was $1.5 million and $1.9 million respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. Hampden Insurance Agency (“HIA”) is an inactive insurance agency.  As of June 30, 2010 HIA had no assets.

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

REGULATION AND SUPERVISION

General

Hampden Bancorp, Inc. is a Delaware corporation and registered bank holding company. Hampden Bancorp, Inc. is regulated as a bank holding company by the Federal Reserve Board. Hampden Bank is a Massachusetts-charted stock savings bank. Hampden Bank is the wholly-owned subsidiary of Hampden Bancorp, Inc.  Hampden Bank’s deposits are insured up to applicable limits by the FDIC and by DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Hampden Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Hampden Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on Hampden Bancorp, Hampden Bank and their operations. Hampden Bank is a member of the FHLB. Hampden Bancorp is regulated as a bank holding company by the Federal Reserve Board.

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

Massachusetts Bank Regulation

    General.    As a Massachusetts-chartered stock savings bank, Hampden Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends. In addition, Hampden Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

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

           Depositors Insurance Fund of Massachusetts.    All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The DIF is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.

    Protection of Personnel Information:  Massachusetts has adopted regulatory requirements intended to protect personal information.  The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach Bliley Act, discussed below under “— Federal Regulations — Privacy Requirements”, that require organizations to establish written information security programs to prevent identity theft.  However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

           The FDIC Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”) was enacted.  The Financial Reform Act requires federal bank regulators including the FDIC to establish minimum leverage and risk based capital requirements to apply to insured depository institutions such as Hampden Bank.  Such regulations must be implemented by January 21, 2012.

U.S. Treasury’s TARP Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008 provides the United States Secretary of the Treasury with the broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Hampden Bank has elected not to participate in the CPP.

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

    Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2010, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category.

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

    The Financial Reform Act requires that the scope of “covered transactions” will be expanded to include derivative transactions to the extent they result in credit exposure to an affiliate and securities borrowing and lending transactions to the extent they result in credit exposure to any affiliate.  Such changes are to be effective July 21, 2012.

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

           Deposit Insurance.  Hampden Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposit accounts in Hampden Bank are insured by the FDIC. In October 2008, the FDIC increased deposit insurance to a maximum of $250,000 per depositor. The Financial Reform Act has made this maximum of $250,000 in deposit insurance, which was to end on January 1, 2014, permanent. In addition, as a Massachusetts-chartered savings bank, Hampden Bank is required to be member of the Massachusetts Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage.

    Federal law requires that the designated reserve ratio for the deposit insurance fund to be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. The Financial Reform Act increased the minimum reserve ratio to 1.35% from 1.15%, and the FDIC has been instructed to offset the effect of this increase on institutions with less than $10 billion in assets. If this reserve ratio drops below 1.35%, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.35% of estimated insured deposits within five years. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation has increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points. The Financial Reform Act has directed the FDIC to amend its regulations regarding assessments by basing the changes on assets and equity, instead of U.S. account deposits.

    On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $2.0 million in estimated assessment fees for years 2010 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

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

    In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

    FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program (“TLGP”).  This program has two components.  One guarantees senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  On February 10, 2009, the FDIC stated that the June 30, 2009 deadline for issuing guaranteed debt would be extended to October 31, 2009, for an additional premium.  The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment or principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012.  In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  Hampden Bank has opted not to participate in this component of the TLPG. The Financial Reform Act has authorized the FDIC to create a widely available program to guarantee obligations of solvent financial institutions, provided certain requirements are met.

    The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009, which has been extended to December 31, 2010 with the possibility of an additional 12 month extension.  For periods prior to January 1, 2010 an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 were assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP.  Thereafter the rate of assessment was set between 15 and 25 basis points according to the risk category assigned to each institution. Because Hampden Bank’s deposits in excess of FDIC limits are already insured under the Massachusetts Depositors Insurance Fund, Hampden Bank has opted not to participate in this component of the TLPG. The Financial Reform Act has provided that a similar program effective until January 1, 2013 will replace this program.

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

Anti-Money Laundering

            The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expands the responsibilities of financial institutions, including banks, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

            In many cases, Massachusetts has similar statutes to those under federal law that are applicable to Hampden Bank.

Federal Reserve System

                                    The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $55.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $55.2 million, the reserve requirement is 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $55.2 million. The first $10.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Hampden Bank is in compliance with these requirements.

Federal Home Loan Bank System

                                Hampden Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hampden Bank was in compliance with this requirement with an investment in stock of the FHLB at June 30, 2010 of $5.2 million.

    The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. On February 26, 2009 the Federal Home Loan Bank’s board of directors (i) announced that they were suspending future dividends and (ii) issued a moratorium on the redemption of FHLB stock. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by Hampden Bank.

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

    Hampden Bancorp, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Hampden Bank. The Financial Reform Act requires federal bank regulators to establish minimum leverage and risk based capital requirements for insured depository institutions by January 21, 2012.  It also provides that minimum capital levels applicable to insured institutions will be applied to bank holding companies.  As a result, trust preferred stock will no longer be deemed Tier 1 capital for bank holding companies with over $500 million in assets.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

       General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2006. For its 2009 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

State Taxation

           Prior to tax years beginning on or after January 1, 2009, financial institutions in Massachusetts were not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group filed a separate annual income tax return. The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

    On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. As a result, the rate will drop from the current rate of 10.5% to 10.0% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9.0% for tax years beginning on or after January 1, 2012 and thereafter. Also, for the years beginning on or after January 1, 2009, the new law requires all unitary members of a consolidated group, except those with Massachusetts Security Corporation status, to file a combined corporation excise tax return. The Company continues to analyze the impact of this law change, however, it is not expected to have a material effect on the financial statements.

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

           At June 30, 2010, our loan portfolio consisted of $138.7 million, or 33.4%, of commercial real estate loans, $42.5 million, or 10.2%, of commercial business loans and $13.5 million, or 3.2%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, because commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

    Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary. As of June 30, 2010, the amortized cost and the fair value of the Company’s securities portfolio totaled $108.4 million and $111.4 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down equity securities to their fair value or debt securities to the extent of estimated credit loss. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

Our expenses have increased as a result of increases in Federal Deposit Insurance Corporation insurance premiums. Any future special assessments, increases in premiums or required prepayments will adversely affect our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009. The special assessment was paid on September 30, 2009. We recorded an expense of $235,000 during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and amended the method by which rates are calculated. Quarterly assessments paid by us for fiscal 2010 equaled $596,000 compared to $381,000 for fiscal 2009. The final rule permitted the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimated that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. Although there were no further special assessments in 2009, any such action by the FDIC in the future will be recorded as an expense during the appropriate period.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions prepaid on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $2.0 million. The Financial Reform Act increases the required minimum reserve ratio for the DIF from 1.15% to 1.35% of insured deposits and directs the FDIC to offset the increased assessments on depository institutions with less than $10 billion in assets and to amend its regulations regarding deposit insurance assessments by basing the charges on assets and equity instead of deposit accounts.

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

The Federal Home Loan Bank of Boston Has Suspended Dividends. This Continues to Negatively Affect our Earnings.

    The Federal Home Loan Bank of Boston has not paid dividends on its stock since suspending them during the fourth quarter of 2008 and it is uncertain when these payments will recommence. We received $279,000 in dividends from the Federal Home Loan Bank of Boston during the year ended June 30, 2008, and the failure of the Federal Home Loan Bank of Boston to pay dividends for any quarter will reduce our earnings during that quarter.

The United States economy remains weak and unemployment levels are high.  The prolonged economic downturn will adversely affect our business and financial results.

    The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

    Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

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

We own common stock of the FHLB.  We hold the FHLB common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance program.  The aggregate cost and fair value of our FHLB common stock as of June 30, 2010 was $5.2 million based on its par value.  There is no market for our FHLB common stock.

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

    We face intense competition both in making loans and attracting and retaining deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. There are 15 credit unions in Hampden County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Due to the interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to us.  Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time.

The federal government has guaranteed money market funds which traditionally compete with bank deposits.  The federal government has offered significant guarantees of new debt issuance to some of our competitors to help them fund their operations.  The federal government now controls Fannie Mae and Freddie Mac and may operate directly as a competitor in some lending markets in the future.  Emergency measures designed to support some of our competitors may provide no advantage to us or place us at a disadvantage.  Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment for us and other market participants.  Our profitability depends upon our continued ability to compete successfully in our market area.For more information about our market area and the competition we face, see "Business—Market Area" and " Business—Competition."

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

            In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2010, our allowance for loan losses was $6.3 million, representing 1.52% of total loans and 110.93% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover potential losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge offs. Any such action might have a material adverse effect on our financial condition and results of operations.

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

    The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new law, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Further, continue declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

    Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Financial Reform Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Financial Reform Act may not be known for many months or years.

The Financial Reform Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Financial Reform Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Financial Reform Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.

Effective one year after the date of enactment is a provision of the Financial Reform Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Financial Reform Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Financial Reform Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

It is difficult to predict at this time what specific impact the Financial Reform Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our low return on equity may negatively affect our stock price

    Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity is reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs associated with being a public company and added expenses in connection with the administration of our employee stock ownership plan and our 2008 Equity Incentive Plan (the “2008 Plan”). Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended June 30, 2010, our return on equity was (0.37)%.

Expenses from operating as a public company and from our stock-based benefit plans will continue to adversely affect our profitability.

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

Our contribution to Hampden Bank Charitable Foundation may not be fully tax deductible, which could hurt our profits.

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

    The Company conducts its business through its main office located in Springfield, Massachusetts and eight other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2010:

		Location	Year Opened	Lease Expires

Owned
	Main Office:
		19 Harrison Avenue	1950
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1991
		West Springfield, MA 01085

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118

Leased
		820 Suffield Street	2001	2010 (1)
		Agawam, MA 01001

		2005 Boston Road	2003	2022 (2)
		Wilbraham, MA 01095

		1500 Main Street	2005	2010 (3)
		Tower Square
		Springfield, MA 01115

		187 Main Street	2007	2013 (4)
		Indian Orchard
		Springfield, MA 01151

		916 Shaker Road	2009	2014 (5)
		Longmeadow, MA 01106

(1) Hampden Bank has an option to renew for ten years.
(2) Hampden Bank has an option to renew for two additional ten year terms.
(3) Hampden Bank has an option to renew for five years.
(4) Hampden Bank has an option to renew for two additional five year terms.
(5) Hampden Bank has an option to renew for three additional five year terms.

Item 3.	Legal Proceedings

    The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that those routine legal proceedings involve, individually and in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The Company’s initial public offering closed on January 16, 2007 and the common stock began trading on January 17, 2007. The initial offering price was $10.00 per share. The following table sets forth, for the quarters in the Company’s two most recent fiscal years, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on September 3, 2010 was $10.10. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal Year 2010:
First Quarter	$ 11.00	$ 9.90	$ 0.03
Second Quarter	11.00	10.62	0.03
Third Quarter	10.99	9.80	0.03
Fourth Quarter	10.05	9.21	0.03

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal Year 2009:
First Quarter	$ 10.45	$ 9.65	$ 0.03
Second Quarter	10.22	8.85	0.03
Third Quarter	9.48	7.87	0.03
Fourth Quarter	11.20	8.90	0.03

Shareholders and Issuer Purchases of Equity Securities

As of August 20, 2010, there were 7,041,474 shares of common stock outstanding, and the Company had approximately 2,000 holders of record.

Pursuant to the Company’s third Stock Repurchase Program, which was announced on June 2, 2010, the Company’s Board of Directors authorized the repurchase of up to 357,573, or 5%, of the then common stock outstanding, in open market purchases.  Purchases will be made from time to time at the discretion of the Company. During the fourth quarter, the Company repurchased 34,200 shares of Company stock, at an average price of $9.75 per share.

(c)
			Total Number of	(d)
			Shares Purchased	Maximum Number of
	(a)	(b)	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1, 2010 - April 30, 2010	-	$ -	-	-
May 1, 2010 - May 31, 2010	-	$ -	-	-
June 1, 2010 - June 30, 2010	34,200	$ 9.75	34,200	323,373
	34,200	$ 9.75	34,200	323,373

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company’s initial public offering) through June 30, 2010. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on January 17, 2007. The stock price performance on the graph below does not necessarily indicate future price performance.

Hampden Bancorp, Inc.

		Period Ending
Index	01/17/07	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10
Hampden Bancorp, Inc.	100.00	87.98	78.58	79.25	72.73	79.27	85.76	76.96
NASDAQ Bank Index	100.00	94.15	79.58	61.29	60.54	46.18	49.34	50.23
NASDAQ Composite	100.00	104.99	106.97	92.48	63.60	74.01	91.52	85.07

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

.

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

	At June 30,
	2010	2009	2008	2007	2006
	(In Thousands)
Selected Financial Condition Data:
Total assets	$ 584,039	$ 567,656	$ 543,832	$ 523,937	$ 468,786
Loans, net (1)	413,547	387,553	360,773	329,538	318,202
Securities	111,379	116,100	123,892	153,754	116,034
Deposits	420,060	381,477	331,441	327,341	322,714
Short-term borrowings, including repurchase agreements	6,806	12,372	13,223	13,937	30,235
Long-term debt	58,196	70,915	95,477	75,334	80,824
Stockholders' equity	94,773	96,658	100,448	102,018	31,274

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2010	2009	2008	2007	2006
	(In Thousands, except per share data)
Selected Operating Results:
Interest and dividend income, including fees	$ 27,557	$ 28,273	$ 28,824	$ 27,534	$ 23,428
Interest expense	9,740	12,345	14,340	15,481	12,340
Net interest income	17,817	15,928	14,484	12,053	11,088
Provision for loan losses	4,337	1,412	651	122	150
Net interest income after provision for loan losses	13,480	14,516	13,833	11,931	10,938
Non-interest income	2,735	2,300	2,434	1,963	1,426
Non-interest expense (1)	17,101	16,286	14,082	15,616	11,067
Income (loss) before income tax expense	(886)	530	2,185	(1,722)	1,297
Income tax expense (benefit) (2)	(533)	244	1,015	(267)	277
Net income (loss)	$ (353)	$ 286	$ 1,170	$ (1,455)	$ 1,020

Basic earnings per share	$ (0.05)	$ 0.04	$ 0.16	$ (0.20)	N/A (3)
Basic weighted average shares outstanding	6,528,355	6,826,777	7,273,069	7,333,354	N/A (3)

Diluted earnings per share	$ (0.05)	$ 0.04	$ 0.16	$ (0.20)	N/A (3)
Diluted weighted average shares outstanding	6,528,355	6,868,495	7,283,701	7,333,354	N/A (3)

Dividends per share	$ 0.12	$ 0.12	0.12	N/A	N/A

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

	At or For The Years Ended June 30,
	2010	2009	2008	2007	2006

Selected Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets (ratio of net income to average total assets)	(0.06)%	0.05%	0.22%	(0.29)%	0.23%
Return (loss) on equity (ratio of net income to average equity)	(0.37)%	0.29%	1.13%	(3.04)%	3.06%
Average interest rate spread (1)	3.08%	2.69%	2.41%	2.24%	2.57%
Net interest margin (2)	3.32%	3.06%	2.95%	2.58%	2.66%
Efficiency ratio (3)	83.21%	89.35%	83.95%	113.09%	88.60%
Non-interest expense to average total assets	2.98%	2.94%	2.70%	3.13%	2.50%
Dividend pay-out ratio (4)	n/a	333.56%	81.54%	n/a	n/a
Average interest-earning assets to average interest bearing liabilities	113.65%	115.73%	118.48%	110.38%	102.91%

Asset Quality Ratios:
Non-performing assets to total assets	1.13%	0.93%	0.89%	0.68%	1.11%
Non-performing loans to total loans	1.37%	1.01%	1.34%	1.08%	1.62%
Allowance for loan losses to non-performing loans	110.93%	95.61%	71.56%	78.91%	71.24%
Allowance for loan losses to total loans	1.52%	0.97%	0.96%	0.85%	1.15%
Net charge-offs to average loans outstanding	0.43%	0.29%	0.00%	0.32%	0.03%

Capital Ratios:
Equity to total assets at end of year	16.23%	17.03%	18.47%	19.47%	6.67%
Average equity to average assets	16.69%	17.69%	19.79%	9.61%	7.52%
Risk based tier 1 capital ratio (bank only) at end of year	16.90%	17.40%	18.50%	19.30%	11.30%

Other Data:
Number of full service offices	9	9	8	7	7

(1) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.
(2) The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3) The efficiency ratio represents non-interest expense for the period divided by the sum of net interest income (before the loan loss provision) plus non-interest income.
(4) Dividends declared per share divided by basic net income per common share. Comparable figures for 2006 are not available since no dividends were paid during these periods.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

    This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2010 and June 30, 2009 and the Company’s consolidated results of operations for the years ended June 30, 2010, 2009 and 2008. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

            Dividend. On August 3, 2010 the Company announced that its Board of Directors had declared a cash dividend of $0.03 per common share. The dividend will be paid on August 30, 2010 to shareholders of record as of August 16, 2010.

            Stock-based Compensation. In accordance with the Company’s 2008 Plan, which was approved by shareholders on January 29, 2008, the Company’s Board of Directors awarded 317,996 shares of restricted stock with a grant date fair value of $10.18 per share to directors and certain employees on January 29, 2008 and 595,000 stock options with an exercise price of $10.90 per share on April 29, 2008. In August 2010, the Board of Directors awarded 12,000 shares of restricted stock with a grant date fair value of $10 per share to the Company’s Chief Executive Officer. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Hampden Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the available shares of common stock with respect to which new awards may be granted under the plan. The 2008 Plan provides for total awards of 794,987 stock options and 317,996 shares of restricted stock. During the year ended June 30, 2009, 11,741 shares of restricted stock and 30,000 shares of stock options were forfeited. During the year ended June 30, 2010, 4,402 shares of restricted stock and 12,000 shares of stock options were forfeited, leaving 16,143 shares of restricted stock and 241,987 stock options available for future awards as of June 30, 2010.

    All stock options awarded as of June 30, 2010 are for a term of ten years and vest over a period of five years from the date of issue, except that the stock options awarded to its chief executive officer vest over a period of four years from the date of issue at 25% per year. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 400,000 were incentive stock options and 195,000 were non-qualified options. Of the 595,000 options granted to date, 42,000 options have been forfeited, 230,500 options have vested, and 553,000 remain outstanding at June 30, 2010. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

Options Granted in April 2008
Fair Value	$ 2.86
Risk-free interest rate	4.25%
Expected dividend yield	1.16%
Expected volatility	19.40%
Expected term (years)	6.50

    All of the restricted stock awards granted vest over a five year period, except the Company’s awards to its chief executive officer, a portion of which vest over a four year period at 25% per year, and a portion of which vest over a year and a half period at 33.3% per six months. Of the 317,996 shares awarded to date, 23,104 shares have been reacquired by the Company as a result of tax withholding obligations of certain plan participants, 105,613 shares have vested, 16,143 have been forfeited, and 173,136 remain outstanding at June 30, 2010.

    For the year ended June 30, 2010, the Company recognized compensation expense on stock options of $324,000. For restricted stock awards, the compensation expense recognized during the year ended June 30, 2010 amounted to $634,000.

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

Other-Than-Temporary Impairment of Investment Securities.

    Critical Estimates. One of the significant estimates related to available for sale securities is the evaluation of investments for other-than-temporary impairment. Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Following such write-down in value, the fair value of the other-than-temporarily impaired investment becomes its new cost basis.

    In estimating other-than-temporary impairment losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those securities for which (1) the fair value of the security is less than its amortized cost, (2) the Company does not intend to sell such security and (3) it is likely that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, U.S. generally accepted accounting principles (“GAAP”) require that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation in value is recognized in earnings.

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

            The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

    Effect if Actual Results Differ from Assumptions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the Massachusetts Department of Banking, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Other Real Estate Owned

    Critical Estimates. Other Real Estate Owned (“OREO”) consists of all real estate, other than Company premises, actually owned or controlled by the Company and its consolidated subsidiaries, including real estate acquired through foreclosure, even if the Company has not yet received title to the property.  OREO also includes property originally acquired for future expansion but no longer intended to be used for that purpose, and foreclosed real estate sold under contract and accounted for under the deposit method of accounting under Financial Accounting Standards Board (“FASB”) guidance.

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

    GAAP provides that foreclosed real estate received in full satisfaction of a loan, provided that the real estate will be sold, is to be reported at the time of foreclosure at its fair value less cost to sell.  This amount becomes the “cost” of the foreclosed real estate.  According to FASB guidance, costs to sell are the incremental direct costs to transact a sale, which include broker commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.  When foreclosed real estate is received in full satisfaction of a loan, the amount, if any, by which the recorded amount of the loan exceeds the fair value less cost to sell the property, the difference is a loss which must be charged to the Bank’s allowance for loan losses at the time of foreclosure.  The recorded amount of the loan at the time of foreclosure is the unpaid balance of the defaulted loan adjusted for any unamortized premium or discount and unamortized loan fees or costs, less any amount previously charged off, plus recorded accrued interest.  The amount of any senior debt (principal and accrued interest) to which foreclosed real estate is subject at the time of foreclosure must be reported as a liability in the Financial Statements as “other borrowed money."  If the fair value (less cost to sell) of the property exceeds the recorded amount of the loan, the excess is to be reported as a recovery of a previous charge-off or in current earnings, as appropriate.  Real estate received in partial satisfaction of a loan is to be similarly accounted for and the recorded amount of the loan is to be reduced by the fair value (less cost to sell) of the asset received at the time of foreclosure.  Legal fees and other direct costs incurred by the Bank in a foreclosure are to be included in expenses when they are incurred.

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

    Judgment and Uncertainties. The Company obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals (at least annually) or reevaluations thereafter to ensure any material change in market conditions or the physical aspects of the property are recognized.  To ensure the general validity of such appraised values, it is the responsibility of loan officers to compare sale prices and appraised values of properties previously held for their respective portfolio.  Each parcel of OREO is to be reviewed and valued by loan officers on its own merits.  The sale of OREO is also supported by this appraisal. A careful evaluation of all the relevant factors should enable the loan officer to make an accurate and reliable judgment with regard to classification.  Any portion of the carrying value in excess of appraised value should be classified as a loss.

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

	Years Ended June 30,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (1)	$ 405,783	$ 23,475	5.79%	$ 381,941	$22,721	5.95%	$ 344,563	$22,072	6.41%
Investment securities	117,812	4,059	3.45%	123,419	5,427	4.40%	132,608	6,259	4.72%
Federal funds sold and other	12,812	23	0.18%	15,713	125	0.80%	14,136	493	3.49%
Total interest earning assets	536,407	27,557	5.14%	521,073	28,273	5.43%	491,307	28,824	5.87%
Non-interest earning assets	36,666			32,370			30,696
Total assets	$ 573,073			$ 553,443			$ 522,003

Interest-bearing liabilities:
Savings deposits	$ 77,335	639	0.83%	$ 68,967	1,014	1.47%	$ 68,065	1,584	2.33%
Money market	44,309	402	0.91%	33,124	507	1.53%	19,958	433	2.17%
NOW and other checking accounts	69,143	231	0.33%	54,149	173	0.32%	50,906	149	0.29%
Certificates of deposit	208,468	5,830	2.80%	196,567	6,972	3.55%	170,849	7,743	4.53%
Total deposits	399,255	7,102	1.78%	352,807	8,666	2.46%	309,778	9,909	3.20%
Borrowed funds	72,730	2,638	3.63%	97,431	3,679	3.78%	104,901	4,431	4.22%
Total interest-bearing liabilities	471,985	9,740	2.06%	450,238	12,345	2.74%	414,679	14,340	3.46%
Non-interest bearing liabilities	5,463			5,297			3,996
Total liabilities	477,448			455,535			418,675
Equity	95,625			97,908			103,328
Total Liabilities and equity	$ 573,073			$ 553,443			$ 522,003

Net interest income		$ 17,817			$15,928			$14,484
Net interest rate spread (2)			3.08%			2.69%			2.41%
Net interest-earning assets (3)	$ 64,422			$ 70,835			$ 76,628

Net interest margin (4)			3.32%			3.06%			2.95%
Average interest-earning assets to interest-bearing liabilities			113.65%			115.73%			118.48%

(1) The average balances of loans includes nonaccrual loans, loans held for sale, and deferred fees and costs.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-earning liabilities for the period indicated.
(3) Net interest-earning assets represents total interest-earning assets less total interest-earning liabilities.
(4) Net interest margin represents net interest income divided by average total interest-earning assets.

    The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). Changes in both rate and volume have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

	Years Ended June 30 2010 vs. 2009			Years Ended June 30 2009 vs. 2008

	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In Thousands)
Interest income:
Loans, net (1)	$ 1,391	$ (637)	$ 754	$ 2,291	$ (1,642)	$ 649
Investment securities	(237)	(1,131)	(1,368)	(419)	(413)	(832)
Federal funds sold and other	(20)	(82)	(102)	50	(418)	(368)
Total interest income	1,134	(1,850)	(716)	1,922	(2,473)	(551)

Interest expense:
Savings deposits	111	(486)	(375)	21	(591)	(570)
Money market	140	(245)	(105)	227	(153)	74
NOW and other checking accounts	50	8	58	10	14	24
Certificates of deposits	402	(1,544)	(1,142)	1,062	(1,833)	(771)
Total deposits	703	(2,267)	(1,564)	1,320	(2,563)	(1,243)
Borrowed funds	(901)	(140)	(1,041)	(302)	(450)	(752)
Total interest expense	(198)	(2,407)	(2,605)	1,018	(3,013)	(1,995)
Change in net interest income	$ 1,332	$ 557	$ 1,889	$ 904	$ 540	$ 1,444

(1) Includes loans held for sale.

Comparison of Operating Results For the Years Ended June 30, 2010 and June 30, 2009

            Net Income.    The Company had a net loss of $353,000, or $(0.05) per fully diluted share, for the year ended June 30, 2010 as compared to net income of $286,000, or $0.04 per fully diluted share, for the year ended June 30, 2009. The primary reasons for the decrease in net income of $639,000 included an increase in provision for loan losses of $2.9 million and an increase in non-interest expense of $815,000. These increases were partially offset by a decrease in interest expense of $2.6 million and an increase in non-interest income of $435,000.

            Net Interest Income.    The tables on pages 48 and 49 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2010 of $1.9 million, or 11.9%, to $17.8 million from $15.9 million for the same period in 2009. The increase in volume of interest-earning assets increased interest income by $1.1 million, while the increase in the volume of deposits increased interest expense by $703,000 and the decrease in the volume of borrowed funds decreased interest expense by $901,000. The changes in volume had the effect of increasing net interest income by $1.3 million. The increase in net interest income associated with changes in rate had the effect of increasing net interest income by $557,000.  The decrease in net interest income attributable to lower yields on interest bearing assets totaled $1.9 million compared to a $2.4 million increase in net interest income attributable to lower rates on interest bearing liabilities.  Net interest margin increased to 3.32% for the year ended June 30, 2010 compared to 3.06% for the year ended June 30, 2009.

    Interest Income.    Interest income decreased from $28.3 million for the year ended June 30, 2009 to $27.6 million for the year ended June 30, 2010. This decrease of $716,000, or 2.5%, was mainly due to a decrease in short-term investment rates which contributed to decreased interest received on debt securities of $1.3 million or 23.8% and interest received on short-term investments of $102,000 or 81.6%. There were also a significant amount of calls and principal paydowns that were executed on the higher rate bonds, and these funds were then invested at lower rates. These decreases were partially offset by an increase in loan interest of $754,000 or 3.3% due to higher average loan balances.

           Interest Expense.    Interest expense decreased by $2.6 million, or 21.1%, from the year ended June 30, 2009 to the year ended June 30, 2010. Decreased interest costs on borrowings and deposits were the reason for this decrease. There was a decrease in deposit interest expense of $1.6 million and a decrease in borrowing interest expense of $1.0 million from the year ended June 30, 2009 to the year ended June 30, 2010. Average deposit balances increased by $46.6 million, or 13.2%, while average rates decreased from 2.46% to 1.78%. Average borrowing balances decreased from $97.4 million to $72.7 million, and the average rate on borrowings decreased from 3.78% to 3.63%. The decrease in the cost of funds is due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts.

           Provision for Loan Losses.    For the year ended June 30, 2010 the provision for loan losses increased $2.9 million compared to the year ending June 30, 2009 due to growth in loan delinquencies, and general economic conditions. Net loan charge-offs for 2010 and 2009 were $1.7 million and $1.1 million, respectively. The allowance for loan losses of $6.3 million at June 30, 2010 represented 1.5% of total loans, as compared to an allowance of $3.7 million, representing 1.0% of total loans at June 30, 2009.

           Non-interest Income.    Total non-interest income increased by $435,000, or 18.9%, for the year ended June 30, 2010 compared to the year ended June 30, 2009. The primary reason for this increase was a gain on the sales of securities of $15,000 for the year ended 2010 compared to a loss on the sales/impairment of investment securities of $326,000 for the year ended June 30, 2009.  This was due to an impairment loss on securities for the year ended June 30, 2009 of $388,000 compared to no impairment losses for the year ended June 30, 2010. There was also an increase in customer service fees of $281,000, or 17.2%, for the year ended June 30, 2010 compared to the year ended June 30, 2009. This increase in customer service fees was mainly due to the increase in overdraft fees. These increases were partially offset by a decrease in the gain on sales of loans of $121,000, or 42.2%, for the year ended June 30, 2010 compared to the year ended June 30, 2009. There were also decreases in other non-interest income of $47,000 and in the cash surrender value of life insurance of $19,000 for the year ended June 30, 2010 compared to the year ended June 30, 2009.

            Non-interest Expense.    For the year ended June 30, 2010, non-interest expense increased $815,000 compared to the year ended June 30, 2009.  This increase was largely due to a writedown of other real estate owned of $286,000 in the year ended June 30, 2010 and an increase in salary and employee benefit expenses of $266,000 for the year ended June 30, 2010 compared to the year ended June 30, 2009. In addition, increases in general and administrative expenses of $172,000 and occupancy and equipment of $100,000 contributed to the increase in non-interest expense.

            Income Taxes.    Income tax expense decreased from $244,000 for the year ended June 30, 2009 to an income tax benefit of $533,000 for the year ended June 30, 2010.  This decrease of $777,000 was due to the decrease in income before taxes.  The Company’s effective tax rate increased from 46.0% for the year ended June 30, 2009 to 60.2% for the year ended June 30, 2010, due to the decrease in income before taxes while maintaining the level of income from tax advantaged investments. The Company prepares its federal and state tax returns on a fiscal year ended October 31. Tax expense, current taxes payable and deferred taxes as of the Company’s June 30 financial reporting year end incorporate estimates for the tax year ending the subsequent October 31 and are therefore subject to change once the actual amounts become known.

Comparison of Operating Results For the Years Ended June 30, 2009 and June 30, 2008

           Net Income.    Net income was $286,000, or $0.04 per fully diluted share, for the year ended June 30, 2009 as compared to $1.2 million, or $0.16 per fully diluted share, for the year ended June 30, 2008. The primary reasons for the decrease in net income of $884,000 included an increase in provision for loan losses of $761,000, an increase in FDIC expenses of $580,000, an increase in salary and employee benefit expenses related to the 2008 Plan of $572,000, an increase in other salary and employee benefit expenses of $393,000 and a write-down for other-than-temporary impairment of investment securities of $388,000.

            Net Interest Income.    The tables on pages 48 and 49 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2009 of $1.5 million, or 10.0%, to $15.9 million from $14.5 million for the same period in 2008.  The increase in volume of interest-earning assets increased interest income by $1.9 million, while the increase in the volume of interest-bearing liabilities increased interest expense by $1.0 million. The changes in volume had the effect of increasing net interest income by $904,000. The increase in net interest income associated with changes in rate had the effect of increasing net interest income by $540,000.  The decrease in net interest income attributable to lower yields on interest bearing assets totaled $2.5 million compared to a $3.0 million increase in net interest income attributable to lower rates on interest bearing liabilities.  Net interest margin increased to 3.06% for the year ended June 30, 2009 compared to 2.95% for the year ended June 30, 2008.

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

           Non-interest Income.    Total non-interest income decreased by $134,000, or 5.5%, for the year ended June 30, 2009 compared to the year ended June 30, 2008. The primary reason for this decrease was a write-down on other-than-temporary impairment losses of investment securities of $388,000.  In addition, in fiscal 2008 the Company recorded a one time gain of $108,000 as a result of the termination of the Company’s defined benefit plan.  The decrease resulting from the write down of securities was offset by an increase in gain on sale of loans of $201,000, an increase in customer service fees of $64,000, an increase of $58,000 in the cash surrender value of life insurance and an increase of $34,000 in other non-interest income.

            Non-interest Expense.    For the year ended June 30, 2009, non-interest expense increased $2.2 million compared to the year ended June 30, 2008.  This increase was largely due to an increase in salary and employee benefit expenses related to the 2008 Plan of $572,000 and other salary and employee benefits expenses of $393,000.  In addition, increases in FDIC expenses of $580,000 and general and administrative expenses of $379,000 contributed to the increase in non-interest expense. The increase in general and administrative expenses was primarily related to costs associated with the operations of two new branches and the costs associated with maintaining and processing new deposit and loan customer accounts.

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

Comparison of Financial Condition at June 30, 2010 and June 30, 2009

           Total Assets.    Total assets increased by $16.4 million, or 2.9%, from $567.7 million at June 30, 2009 to $584.0 million at June 30, 2010. This increase was primarily attributable to the increase in net loans of $26.0 million, or 6.7%, to $412.6 million at June 30, 2010, an increase in cash and due from banks of $6.8 million or 49.2%, to $20.8 million at June 30, 2010 and an increase in other assets of $1.5 million. These increases were partially offset by a decrease in federal funds sold and other short-term investments of $13.1 million, or 58.5%, to $9.3 million and a decrease in securities available for sale of $4.7 million, or 4.1%, to $111.4 million at June 30, 2010.

           Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds decreased by $6.2 million, or 17.2%, from $36.2 million at June 30, 2009 to $30.0 million at June 30, 2010. The most advantageous short term interest rate during the year was available at the Federal Reserve, therefore, cash and due from banks is $6.8 million higher at June 30, 2010 than it was at June 30, 2009, and federal funds sold and other short-term investments is $13.1 million lower at June 30, 2010 than it was at June 30, 2009.

            Securities.    The investment portfolio aggregated $111.4 million at June 30, 2010, a decrease of $4.7 million, or 4.1%, from $116.1 million at June 30, 2009. Within the securities portfolio, government-sponsored enterprises decreased by $78,000, or 0.8%, from $10.1 million at June 30, 2009 to $10.0 million at June 30, 2010. There was also a decrease in mortgage-backed securities of $4.4 million, or 3.8%, from $115.4 million at June 30, 2009 to $111.0 million at June 30, 2010. The Company took a $388,000 loss on other-than-temporarily impaired securities in fiscal year ended June 30, 2009.

           Net Loans.    Net loans increased $26.0 million, or 6.7%, from $386.6 million at June 30, 2009 to $412.6 million at June 30, 2010. This increase was due to the continuing favorable interest rates available to our customers in this economy. Commercial real estate loans increased $11.1 million, or 8.7%, Residential mortgage loans increased $7.8 million, or 6.4%, Home equity loans increased $6.3 million, or 10.7%, Commercial loans increased $3.6 million, or 9.3%, and Consumer loans increased $3.2 million, or 14.4%. A partial offset to these increases was a decrease in Construction loans of $3.8 million, or 21.9%.

    Deposits and Borrowed Funds.    Deposits increased from $381.5 million at June 30, 2009 to $420.1 million at June 30, 2010. This increase was due to customers looking for the safety and soundness of an FDIC insured institution. Certificates of deposits increased $10.4 million, or 5.2%, Demand accounts increased $10.1 million, or 24.0%, NOW accounts increased $7.8 million, or 36.0%, regular and other savings accounts increased $7.3 million, or 9.8%, and money market accounts increased $2.9 million, or 7.3%.

            Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, decreased from $83.3 million as of June 30, 2009 to $65.0 million as of June 30, 2010. As of June 30, 2010, total borrowings included $6.8 million of securities sold under agreement to repurchase and $58.2 million of FHLB borrowings.

Total Stockholders’ Equity. The Company repurchased 198,300 shares of Company stock, at an average price of $10.79 per share, in the first and second quarters of fiscal 2010 pursuant to the Company’s second Stock Repurchase Program announced in January 2009. The Company repurchased 11,363 shares of Company stock, at an average price of $10.70 per share, in the third quarter of fiscal 2010 in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. The Company also repurchased 85,615 shares of Company stock, at an average price of $10.55 per share, in the third quarter of fiscal 2010 pursuant to the Company’s second Stock Repurchase Program announced in January 2009. The Company repurchased 34,200 shares of Company stock, at an average price of $9.76 in the fourth quarter of fiscal 2010 pursuant to the Company’s third Stock Repurchase Program announced in June 2010. These repurchases contributed to an overall decrease in stockholders’ equity of $1.9 million, to $94.8 million at June 30, 2010, compared to $96.7 million at June 30, 2009.  Our ratio of capital to total assets decreased to 16.2% as of June 30, 2010 from 17.0% at June 30, 2009.

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

    The following table sets forth, as of June 30, 2010, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months as Compared to Flat Rates
400 basis point increase in rates	-22.08%
300 basis point increase in rates	-14.05%
200 basis point increase in rates	-8.75%
100 basis point increase in rates	-2.74%
Flat interest rates	0.00%
100 basis point decrease in rates	-0.69%
200 basis point decrease in rates	-8.30%

          As indicated in the table above the result of a 100 basis point increase in interest rates is estimated to decrease net interest income by 2.74%, and 8.75% for a 200 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 200 basis point decline in the level of interest rates is a decrease of 8.30%, and a decrease of 0.69% for a 100 basis point decline. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

           The Company's primary sources of funds are from deposits, repurchase agreements, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2010, cash and due from banks, federal funds sold and short-term investments totaled $30.0 million, or 5.1%, of total assets, which is a decrease of $6.2 million, or 17.2%, from June 30, 2009.

    The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2009, the Company has decreased FHLB borrowings by $14.2 million to a total of $58.2 million outstanding as of June 30, 2010. On that date, the Company had the ability to borrow an additional $75.7 million from the FHLB.

           The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations. The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2010 and the respective maturity dates:

	June 30, 2010
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$ 58,196	$ 11,500	$ 31,145	$ 9,551	$ 6,000
Lease commitments	2,217	238	409	348	1,222
Data processing	3,000	600	1,200	1,200	-
Total contractual obligations	$ 63,413	$ 12,338	$ 32,754	$ 11,099	$ 7,222

    Off-Balance Sheet Arrangements.    None.

    Loan commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2010:

June 30, 2010
(In Thousands)
Commitments to grant loans (1)	$ 9,719
Commercial lines of credit	23,262
Unused portions of home equity lines of credit (2)	30,074
Unused portion of construction loans (3)	7,333
Unused portion of mortgage loans	210
Unused portion of personal lines-of-credit (4)	1,983
Standby letters of credit (5)	2,200
Total loan commitments	$ 74,781

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

The information required by this item is incorporated by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2010 is effective based on those criteria.

Item 9B.	Other Information

    Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Company, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Hampden Bancorp, Inc. Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

            For information relating to the executive officers of the Company, the information contained under the section captioned “Executive Officer and Director Compensation — Executive Officers of Hampden Bancorp, Inc.” in the Proxy Statement is incorporated by reference.

Compliance With Section 16(a) of the Exchange Act

    For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

    For information concerning the Company’s code of conduct and ethics, the information contained under the section captioned “Code of Conduct and Ethics” in the Proxy Statement is incorporated herein by reference.

Corporate Governance

    There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

    For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Audit Committee” in the Proxy Statement is incorporated herein by reference.

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

(c) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2010, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	553,000	$10.90	241,987

Equity compensation plans not approved by security holders	-	-	-
Total	553,000	$10.90	241,987

Item 13.	Certain Relationships And Related Transactions, and Director Independence

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

3.	Exhibits:

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)
3.2	Bylaws of Hampden Bancorp, Inc.(2)
3.3	Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)
10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)
10.2.3	Promissory Note(5)
10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)
10.4	Hampden Bank SBERA Pension Plan(1)
10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)
10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)
10.6	Form of Hampden Bank Change in Control Agreement(6)
10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)
10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)
10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)
10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)
10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (7)
10.12	2008 Equity Incentive Plan (8)
10.13	Form of Restricted Stock Agreement (9)
10.14	Form of Stock Option Grant Notice and Stock Option Agreement (9)
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 9, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2007.

(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for quarter ended March 31, 2008.

SIGNATURES

                                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 7, 2010.

HAMPDEN BANCORP, INC.
By:	/s/ THOMAS R. BURTON Thomas R. Burton President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS R. BURTON Thomas R. Burton	President, Chief Executive Officer (principal executive officer)	September 7, 2010
/s/ ROBERT A. MASSEY Robert A. Massey	Chief Financial Officer, Senior Vice President and Treasurer (principal accounting and financial officer)	September 7, 2010
/s/ STUART F. YOUNG JR. Stuart F. Young, Jr.	Chairman of the Board of Directors Director	September 7, 2010
/s/ THOMAS V. FOLEY Thomas V. Foley	Director	September 7, 2010
/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 7, 2010
/s/ RICHARD J. KOS Richard J. Kos	Director	September 7, 2010
/s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 7, 2010
/s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 7, 2010
/s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 7, 2010
/s/ ARLENE PUTNAM Arlene Putnam	Director	September 7, 2010
/s/ RICHARD D SUSKI Richard D. Suski	Director	September 7, 2010

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 7, 2010

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2010	2009
	(In Thousands)
Cash and due from banks	$ 20,770	$ 13,925
Federal funds sold and other short-term investments	9,263	22,323
Cash and cash equivalents	30,033	36,248

Securities available for sale, at fair value	111,379	116,100
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	933	915
Loans, net of allowance for loan losses of $6,314
at June 30, 2010 and $3,742 at June 30, 2009	412,614	386,638
Other real estate owned	911	1,362
Premises and equipment, net	5,097	4,379
Accrued interest receivable	1,751	1,805
Deferred tax asset	3,420	2,974
Bank-owned life insurance	10,325	9,909
Other assets	2,343	2,093
	$ 584,039	$ 567,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$ 420,060	$ 381,477
Securities sold under agreements to repurchase	6,806	10,872
Short-term borrowings	-	1,500
Long-term debt	58,196	70,915
Mortgagors' escrow accounts	849	799
Accrued expenses and other liabilities	3,355	5,435
Total liabilities	489,266	470,998

Commitments and contigencies (Notes 12 and 14)

Preferred stock ($.01 par value, 5,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,949,879 issued;
7,117,274 outstanding at June 30, 2010 and 7,446,752 outstanding at June 30, 2009)	79	79
Additional paid-in-capital	77,959	77,603
Unearned compensation - ESOP (487,594 shares unallocated at June 30, 2010 and
529,992 shares unallocated at June 30, 2009)	(4,876)	(5,300)
Unearned compensation - equity incentive plan	(1,450)	(2,127)
Retained earnings	29,781	30,986
Accumulated other comprehensive income	1,869	507
Treasury stock, at cost (832,605 shares at June 30, 2010 and 503,127 shares at June 30, 2009)	(8,589)	(5,090)
Total stockholders' equity	94,773	96,658
	$ 584,039	$ 567,656

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Interest and dividend income:
Loans, including fees	$ 23,475	$ 22,721	$ 22,072
Debt securities	4,049	5,310	5,683
Dividends	10	117	576
Federal funds sold and other short-term investments	23	125	493
Total interest and dividend income	27,557	28,273	28,824

Interest expense:
Deposits	7,102	8,666	9,909
Borrowings	2,638	3,679	4,431
Total interest expense	9,740	12,345	14,340

Net interest income	17,817	15,928	14,484
Provision for loan losses	4,337	1,412	651
Net interest income, after provision for loan losses	13,480	14,516	13,833

Non-interest income:
Customer service fees	1,914	1,633	1,569
Gain (loss) on sales/impairment of securities, net	15	(326)	57
Gain on sales of loans, net	166	287	86
Curtailment and settlement of defined benefit plan	-	-	108
Increase in cash surrender value of life insurance	416	435	377
Other	224	271	237
Total non-interest income	2,735	2,300	2,434

Non-interest expense:
Salaries and employee benefits	9,441	9,175	8,209
Occupancy and equipment	1,740	1,640	1,481
Data processing services	885	853	760
Advertising	915	936	909
Write-down of other real estate owned	286	-	-
FDIC insurance and assessment expenses	596	616	36
Other general and administrative	3,238	3,066	2,687
Total non-interest expense	17,101	16,286	14,082

Income (loss) before income taxes	(886)	530	2,185

Income tax expense (benefit)	(533)	244	1,015

Net income (loss)	$ (353)	$ 286	$ 1,170

Earnings per share
Basic	$ (0.05)	$ 0.04	$ 0.16
Diluted	$ (0.05)	$ 0.04	$ 0.16

Weighted average shares outstanding
Basic	6,528,355	6,826,777	7,273,069
Diluted	6,528,355	6,868,495	7,283,701

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2010, 2009 and 2008

					Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
	Common Stock		Paid-in	Compensation-	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(In Thousands)
Balance at June 30, 2007	7,949,879	$ 79	$ 77,156	$ (6,148)	$ -	$ 31,933	$ (1,002)	$ -	$ 102,018
Comprehensive income:
Net income	-	-	-	-	-	1,170	-	-	1,170
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	625	-	625
Total comprehensive income									1,795
Culmulative effect of change to accounting for excess servicing, net of tax effect	-	-	-	-	-	133	-	-	133
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(862)	-	-	(862)
Establishment of stock incentive plan - restricted stock	-	-	3,237	-	(3,237)	-	-	-	-
Common stock repurchased for stock incentive plan - restricted stock (317,996 shares)	-	-	(3,237)	-	-	(243)	-	-	(3,480)
Stock-based compensation	-	-	85	-	335	-	-	-	420
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	35	389	-	-	-	-	424
Balance at June 30, 2008	7,949,879	$ 79	$ 77,276	$ (5,759)	$ (2,902)	$ 32,131	$ (377)	$ -	$ 100,448
Comprehensive income:
Net income	-	-	-	-	-	286	-	-	286
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	884	-	884
Total comprehensive income									1,170
Culmulative effect of change to accounting for bank owned life insurance, net of tax effect	-	-	-	-	-	(457)	-	-	(457)
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(854)	-	-	(854)
Common stock repurchased	(503,127)	-	-	-	-	-	-	(5,090)	(5,090)
Stock-based compensation	-	-	337	-	655	-	-	-	992
Forfeiture of restricted stock	-	-	-	-	120	(120)	-	-	-
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	(10)	459	-	-	-	-	449
Balance at June 30, 2009	7,446,752	$ 79	$ 77,603	$ (5,300)	$ (2,127)	$ 30,986	$ 507	$ (5,090)	$ 96,658
Comprehensive income:
Net loss	-	-	-	-	-	(353)	-	-	(353)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	1,362	-	1,362
Total comprehensive income									1,009
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(807)	-	-	(807)
Common stock repurchased	(329,478)	-	-	-	-	-	-	(3,499)	(3,499)
Stock-based compensation	-	-	326	-	632	-	-	-	958
Tax benefit from Equity Incentive Plan vesting	-	-	10	-	-	-	-	-	10
Forfeiture of restricted stock	-	-	-	-	45	(45)	-	-	-
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	20	424	-	-	-	-	444
Balance at June 30, 2010	7,117,274	$ 79	$ 77,959	$ (4,876)	$ (1,450)	$ 29,781	$ 1,869	$ (8,589)	$ 94,773

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$ (353)	$ 286	$ 1,170
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	4,337	1,412	651
Net amortization (accretion) of securities	316	(107)	(63)
Depreciation and amortization	745	651	662
Impairment loss on securities	-	388	-
Gain on sales of securities, net	(15)	(62)	(57)
Loans originated for sale	(16,455)	(24,111)	(16,753)
Proceeds from loan sales	16,603	24,378	16,408
Gain on sales of loans, net	(166)	(287)	(86)
Write-down of other real estate owned	286	-	-
Increase in cash surrender value of
life insurance	(416)	(434)	(377)
Deferred tax provision (benefit)	(1,257)	(646)	2
Employee Stock Ownership Plan expense	444	449	424
Stock-based compensation	958	992	420
Net change in:
Accrued interest receivable	54	288	293
Other assets	(1,497)	(460)	(190)
Accrued expenses and other liabilities	(1,833)	1,103	(2,092)
Net cash provided by operating activities	1,751	3,840	412

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	484	355	21,226
Maturities and calls	11,981	40,965	43,001
Principal payments	33,135	17,765	17,718
Purchases	(38,007)	(48,730)	(55,574)
Purchase of Federal Home Loan Bank stock	-	-	(626)
Purchase of loans	(5,769)	(5,644)	(5,726)
Proceeds from sale of Other Real Estate Owned	254	-	-
Loan originations, net	(24,633)	(23,890)	(25,729)
Premiums paid on bank-owned life insurance	-	-	(287)
Purchase of premises and equipment	(1,463)	(700)	(605)
Net cash used by investing activities	(24,018)	(19,879)	(6,602)

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	38,583	50,036	4,100
Net change in repurchase agreements	(4,066)	(2,351)	286
Net change in short-term borrowings	(1,500)	1,500	(1,000)
Proceeds from long-term debt	3,443	2,304	36,143
Repayment of long-term debt	(16,162)	(26,866)	(16,000)
Net change in mortgagors' escrow accounts	50	58	28
Tax benefit from Equity Incentive Plan vesting	10	-	-
Repurchase of common stock	(3,499)	(5,090)	(3,480)
Payment of dividends on common stock	(807)	(854)	(862)
Net cash provided by financing activities	16,052	18,737	19,215

Net change in cash and cash equivalents	(6,215)	2,698	13,025

Cash and cash equivalents at beginning of year	36,248	33,550	20,525

Cash and cash equivalents at end of year	$ 30,033	$ 36,248	$ 33,550

Supplemental cash flow information:
Interest paid on deposits	$ 7,102	$ 8,666	$ 9,909
Interest paid on borrowings	2,685	3,609	4,027
Income taxes paid	1,142	900	683
Due to broker	1,000	1,373	-
Transfers from loans to OREO	89	1,362	-

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

            Hampden Bancorp, Inc. (the “Company”), a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC's conversion from a mutual bank holding company to a stock bank holding company (the “Conversion”) in January 2007. Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.4 million (the "Conversion"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts chartered stock savings bank. The Company contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the Employee Stock Ownership Plan (“ESOP”) to allow it to purchase shares of the Company’s common stock. The Bank has two wholly-owned subsidiaries, Hampden Investment Corporation, which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which is inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

    Management evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognized or unrecognized subsequent events.

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

            Financial information is reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

Reclassification

            Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary Impairment

    Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, impairment is required to be recognized  (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income/loss, net of applicable taxes.

Fair Value Hierarchy

    The Company groups its assets and liabilities generally measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value, as follows:

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

    The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLB"), is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of the Bank’s outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. Effective in 2009, the FHLB suspended dividend payments and issued a moratorium on the redemption of FHLB stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2010, no impairment has been recognized.

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

           The accrual of interest on mortgage and commercial loans is discontinued when reasonable doubt exists as to the full collection of interest and principal or at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual term of the loans. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

           All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reclassified to accrual status once the borrower has shown the ability and an acceptable history of repayment of three to six months.

Loans Held for Sale

    Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date. As of June 30, 2010, the Company had no material derivative loan commitments.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The allowance consists of specifically allocated and general components. The specifically allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

           A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due unless well secured and in the process of collection. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

    The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

    Large groups of smaller balance homogeneous loans are collectively evaluated for impairment unless such loans are subject to a troubled debt restructuring agreement.

Loan Servicing

    Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Transfers of financial assets

           Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Advertising costs

    All advertising costs are expensed as incurred.

Income taxes

    The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

    The Company has no material uncertain tax positions as of June 30, 2010

.           Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock

    Common stock shares repurchased are recorded as treasury stock at cost.

Equity Incentive Plan

    The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock award, equal to the market price at the date of grant, is recorded as unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award. See Note 15 for additional discussion. Reductions in compensation expense associated with forfeited awards are estimated at the grant date, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.

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

    The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Unrealized holding gains on available-for-sale securities	$ 2,188	$ 1,083	$ 1,053
Reclassification adjustment for gains realized in income	(15)	(62)	(57)
Reclassification adjustment for other-than-temporary impairment of securities	-	388	-
Net unrealized gains	2,173	1,409	996
Tax effect	811	525	371
Net-of-tax amount	$ 1,362	$ 884	$ 625

    The components of accumulated other comprehensive income/loss and related tax effects are as follows:

	Years Ended June 30,
	2010	2009
	(In Thousands)
Net unrealized holding gains (losses) on available for sale securities	$ 2,959	$ 786
Tax effects	(1,090)	(279)
Net-of-tax amount	$ 1,869	$ 507

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

    Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity, and are included in the weighted average number of common shares outstanding for both basic and diluted earnings per share calculations when committed to be released. Unvested restricted shares are not considered outstanding in the computation of basic earnings per share since the rights to the dividends are forfeitable.

Earnings per common share have been computed based upon the following:

	Year Ended June 30,
	2010	2009	2008

Net income (loss) applicable to common stock (in thousands)	$ (353)	$ 286	$ 1,170

Average number of shares issued	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(510,457)	(553,287)	(595,252)
Less: average treasury stock	(698,674)	(279,613)	-
Less: average unvested restricted stock awards	(212,393)	(290,202)	(81,558)
Average number of basic shares outstanding	6,528,355	6,826,777	7,273,069

Plus: dilutive unvested restricted stock awards	-	41,718	10,632
Plus: dilutive stock option shares	-	-	-
Average number of diluted shares outstanding	6,528,355	6,868,495	7,283,701

Basic (loss) earnings per share	$ (0.05)	$ 0.04	$ 0.16
Diluted (loss) earnings per share	$ (0.05)	$ 0.04	$ 0.16

    There were 553,000 stock options for the year ended June 30, 2010, 565,000 stock options for the year ended June 30, 2009 and 595,000 stock options for the year ended June 30, 2008 that were excluded from the diluted earnings per share calculation because their effect is anti-dilutive.For the year ended June 30, 2010, there were 173,136 shares of restricted stock that were excluded from the diluted earnings per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

    In June 2009, the FASB issued guidance designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the statement are to be applied to transfers that occur on or after the effective date. This guidance will not have a material impact on the Company’s consolidated financial statements.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In August 2009, the FASB issued guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles for measuring fair value, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate unit or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance was adopted  on September 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

    In June 2009, the FASB issued two related accounting pronouncements, which were subsequently codified as ASU 2009-16 and ASU 2009-17, changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government guaranteed portion of a loan,  if the transfer of the portion of the  loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date.  These Updates did not have a material impact on the Company’s consolidated financial statements.

    In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.  This Update requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements.  The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This update did not have a material impact on the Company’s consolidated financial statements.

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

    In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this Update will require significant additional disclosures commencing with the Company’s December 31, 2010 interim financial statements and subsequent financial statements.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

    The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2010 and 2009, these reserve balances amounted to $800,000.

3. SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$ 9,992	$ 35	$ -	$ 10,027
Residential mortgage-backed securities:
Agency	88,842	3,050	(16)	91,876
Non-agency	9,024	184	(111)	9,097
Total debt securities	107,858	3,269	(127)	111,000
Marketable equity securities	561	-	(182)	379
Total securities available for sale	$ 108,419	$ 3,269	$ (309)	$ 111,379

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$ 9,982	$ 123	$ -	$ 10,105
Residential mortgage-backed securities:
Agency	92,340	1,956	(186)	94,108
Non-agency	11,973	2	(797)	11,180
Total debt securities	114,295	2,081	(983)	115,393
Marketable equity securities	1,018	16	(327)	707
Total securities available for sale	$ 115,313	$ 2,097	$ (1,310)	$ 116,100

  Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators. The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2010 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$ -	$ -
Over 1 year through 5 years	9,992	10,027
Total bonds and obligations	9,992	10,027
Residential mortgage-backed securities:
Agency	88,842	91,876
Non-agency	9,024	9,097
Total debt securities	$ 107,858	$ 111,000

           At June 30, 2010 and 2009, the carrying value of securities pledged to secure repurchase agreements was $8,265,000 and $14,619,000, respectively (see Note 8).

            For the years ended June 30, 2010, 2009 and 2008, proceeds from sales of securities available for sale amounted to $484,000, $355,000 and $21,226,000, respectively. For the same periods, gross realized gains amounted to $68,000, $62,000 and $137,000, respectively, and gross realized losses amounted to $53,000, $0 and $80,000, respectively. The tax provision applicable to the net realized gains and losses amounted to $5,000, $21,000 and $19,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

    The industries represented by our marketable equity securities portfolio are as follows:

	June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$ 100	$ 63
Biotechnology	55	37
Electronics	52	44
Healthcare - products	77	47
Insurance	76	53
Media	50	36
Retail	151	99
Total equity securities	$ 561	$ 379

    Information pertaining to securities with gross unrealized losses at June 30, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2010:
Residential mortgage-backed securities:
Agency	9	1,031	7	1,309
Non-agency	42	591	69	3,002
Marketable equity securities	-	-	182	379
	$ 51	$ 1,622	$ 258	$ 4,690

June 30, 2009:
Residential mortgage-backed securities:
Agency	156	19,193	30	4,120
Non-agency	2	82	795	11,006
Marketable equity securities	12	101	315	522
	$ 170	$ 19,376	$ 1,140	$ 15,648

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

    At June 30, 2010, seventeen debt securities had unrealized losses with aggregate depreciation of 2.1% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Three of these securities have been issued by the federal government or its agencies and the Company’s management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. Fourteen of these securities are securities issued by private mortgage originators. At June 30, 2010, the Company held 23 securities issued by private mortgage originators that had an amortized cost of $9.0 million and a fair value of $9.1 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates. The Company’s management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, the Company’s management determines whether other-than-temporary impairment existed. The Company’s management has determined that no other-than-temporary impairment existed as of June 30, 2010. The Company will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

           At June 30, 2010, nine marketable equity securities had unrealized losses with aggregate depreciation of 32.4% from the Company's cost basis. The majority of these unrealized losses relate principally to the banking, retail, healthcare, and insurance industries. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

    The Company’s management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). The Company recorded a loss of $388,000 for seven marketable equity securities that the Company considered to be OTTI securities for the fiscal year ended June 30, 2009. There were no impairment charges related to OTTI securities for the years ended June 30, 2010 and June 30, 2008.

4. LOAN SERVICING

    In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold. Calculation of the fair value of mortgage servicing assets is based on Service Release Premium (“SRP”) rates for conforming fixed rate mortgages obtained from correspondent lenders.  SRP rates vary based on the outstanding balances of the mortgages and are periodically adjusted based on mortgage prepayments and market conditions.

    The changes in servicing assets measured using fair value are as follows:

	Years Ended June 30,
	2010	2009
	(In Thousands)
Fair value at the beginning of year	$ 656	$ 444
Capitalized servicing assets	67	153
Changes in fair value	(222)	59
Fair value at end of year	$ 501	$ 656

    The unpaid principal balance of mortgages serviced for others was $49.8 million and $46.8 million at June 30, 2010 and June 30, 2009, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2010, 2009 and 2008, amounts recognized for loan servicing fees amounted to $222,000, $141,000, and $187,000, respectively, which are included in loan fees in the statement of operations.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS

           A summary of the balances of loans is as follows:

	June 30,
	2010	2009
	(In Thousands)
Mortgage loans on real estate:
Residential	$ 130,977	$ 123,151
Commercial	138,746	127,604
Home equity	65,006	58,747
Construction	13,460	17,243
	348,189	326,745
Commercial loans	42,539	38,918
Consumer and other loans	25,257	22,079
	67,796	60,997
Total loans	415,985	387,742

Deferred origination costs, net	2,943	2,638
Allowance for loan losses	(6,314)	(3,742)
	$ 412,614	$ 386,638

    An analysis of the allowance for loan losses is as follows:

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Balance at beginning of year	$ 3,742	$ 3,453	$ 2,810
Provision for loan losses	4,337	1,412	651
Recoveries	7	259	31
Loans charged-off	(1,772)	(1,382)	(39)
Balance at end of year	$ 6,314	$ 3,742	$ 3,453

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Concluded)

    The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2010	2009
	(In Thousands)
Impaired loans without a valuation allowance	$ 5,681	$ 856
Impaired loans with a valuation allowance	10,590	1,122
Total impaired loans	$ 16,271	$ 1,978
Valuation allowance related to impaired loans	$ 1,372	$ 10
Total non-accrual loans	$ 5,692	$ 3,914

           As of June 30, 2010 and June 30, 2009, there were no loans past-due ninety days or more and still accruing.

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Average investment in impaired loans	$ 11,808	$ 3,104	$ 4,242
Interest income recognized on a cash basis on impaired loans	$ 524	$ 88	$ 102

    Interest income recognized on an accrual basis on impaired loans for the year ended June 30, 2010 was $70,000. There was no interest income recognized on an accrual basis on impaired loans for the years ended June 30, 2009 and 2008.

    No additional funds are committed to be advanced in connection with impaired loans.

6. PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2010	2009	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$ 763	$ 763
Buildings and improvements	5,082	4,506	5 - 39 Years
Leasehold improvements	1,620	1,598	5 - 10 Years
Equipment	5,221	4,357	3 - 10 Years
	12,686	11,224
Accumulated depreciation and amortization	(7,589)	(6,845)
	$ 5,097	$ 4,379

    Depreciation and amortization expense for the years ended June 30, 2010, 2009 and 2008 amounted to $745,000, $651,000 and $662,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEPOSITS

    A summary of deposit balances by type is as follows:

	June 30,
	2010	2009
	(In Thousands)
Demand	$ 52,090	$ 42,021
NOW	29,578	21,748
Regular and other savings	82,040	74,721
Money market deposits	43,414	40,471
Total non-certificate accounts	207,122	178,961
Term certificates less than $100,000	89,611	93,212
Term certificates of $100,000 and greater	123,327	109,304
Total certificate accounts	212,938	202,516
Total deposits	$ 420,060	$ 381,477

    At June 30, 2010, the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2011	$ 127,458
2012	42,583
2013	15,756
2014	15,200
2015	11,941
$ 212,938

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

           Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2010 and 2009, repurchase agreements outstanding amounted to $6,806,000 and $10,872,000, respectively, with a weighted average interest rate of 0.25% and 0.75%, respectively. At June 30, 2010 and 2009, securities with an amortized cost of $7,833,000 and $14,073,000, respectively, and a fair value of $8,265,000 and $14,619,000, respectively, were pledged to secure repurchase agreements.

9. SHORT-TERM BORROWINGS

           Short-term borrowings totaling $1.5 million at June 30, 2009 consisted of FHLB advances with an original maturity within one year at a weighted average rate of 2.01%. There were no short-term borrowings at June 30, 2010.

            In addition, at June 30, 2010 and 2009, the Company had an Ideal Way Line of Credit available with the FHLB of $1,952,000, of which there were no amounts outstanding at June 30, 2010 and 2009.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT

           A summary of outstanding advances from the FHLB at June 30, 2010 and 2009 follows:

	Amount		Weighted Average Rate
	2010	2009	2010	2009
	(In Thousands)
Advances maturing in the years ending June 30,
2010	$ -	$ 12,000	-%	4.24%
2011	11,500	13,162	3.51	3.69
*2012	21,895	23,538	4.31	4.30
2013	9,250	9,250	4.13	4.13
*2014	4,916	3,965	4.22	4.23
2015	4,635	3,000	3.39	3.25
2017	2,000	2,000	4.19	4.19
2018	4,000	4,000	3.19	3.19
Total FHLB advances	$ 58,196	$ 70,915	3.96%	4.05%

           * At June 30, 2010, includes amortizing advances aggregating $1,811,000 requiring combined monthly principal and interest payments of $65,000.

            Certain FHLB advances are callable in the amount of $35,000,000 commencing in fiscal 2011. These advances have maturity dates in fiscal years 2011, 2012, 2014, 2015, and  2017.

           All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of obligations of Government-sponsored enterprises.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES

           Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Current tax provision:
Federal	$ 502	$ 752	$ 905
State	222	138	108
	724	890	1,013

Deferred tax provision (benefit):
Federal	(933)	(600)	(235)
State	(324)	(46)	(113)
	(1,257)	(646)	(348)
Change in valuation reserve	-	-	350
	(1,257)	(646)	2
Total tax provision (benefit)	$ (533)	$ 244	$ 1,015

    The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2010	2009	2008
Statutory tax rate	(34.0)%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(7.6)	11.5	(0.2)
Dividends received deduction	(0.3)	(1.0)	(2.8)
Bank-owned life insurance	(16.0)	(26.4)	(5.2)
Change in valuation reserve	-	-	16.0
Stock options	9.1	17.8	-
Restricted stock	-	5.6	-
Change in estimated effective tax rate	(13.8)	-	-
Other, net	2.4	4.5	4.6
Effective income tax rate	(60.2)%	46.0%	46.4%

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

    The components of the net deferred tax asset are as follows:

	June 30,
	2010	2009
	(In Thousands)
Deferred tax assets:
Federal	$ 4,718	$ 3,819
State	1,043	729
	5,761	4,548
Valuation reserve	(810)	(810)
	4,951	3,738
Deferred tax liabilities:
Federal	(1,294)	(612)
State	(237)	(152)
	(1,531)	(764)
Net deferred tax asset	$ 3,420	$ 2,974

    The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2010	2009
	(In Thousands)
Non-accrual interest income	$ 19	$ 37
Net unrealized gain on securities available for sale	(1,090)	(279)
Depreciation	251	145
Mortgage servicing rights	(200)	(262)
Allowance for loan losses	2,536	1,509
Employee benefit plans	1,827	1,449
Charitable contribution carryover	1,020	1,088
Other-than-temporary impairment of securities	45	155
Other, net	(178)	(58)
Valuation reserve for charitable contribution carryover	(810)	(810)
Net deferred tax asset	$ 3,420	$ 2,974

    No adjustment to the valuation reserve was made in fiscal 2010 or 2009. In fiscal 2008, an adjustment of $350,000 was made to increase the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carryforward. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion.

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

    The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2010	2009
	(In Thousands)
Commitments to grant loans	$ 9,719	$ 23,572
Unadvanced funds on home equity lines-of-credit	30,074	28,109
Unadvanced funds on personal lines-of-credit	1,983	1,965
Unadvanced funds on commercial lines-of-credit	23,262	18,744
Unadvanced funds on construction loans	7,333	8,531
Unadvanced funds due mortgagors	210	307
Standby letters of credit	2,200	756

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

            Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash, business assets, or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of the liability related to guarantees at June 30, 2010 and 2009 was not material.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Concluded)

Operating Leases

            Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2010, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

Years Ending June 30,	Amount
(In Thousands)
2011	$ 238
2012	219
2013	190
2014	180
2015	168
Thereafter	1,222
$ 2,217

    The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $289,000, $260,000 and $231,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Contingencies

            Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Company's consolidated financial position or results of operations.

Employment and change of control agreements

            The Company has entered into employment agreements and change of control agreements with certain officers.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010 and 2009, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

           As of June 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2010:

Total capital (to risk weighted assets):
Consolidated	$ 97,010	23.4%	$ 33,145	8.0%	N/A	N/A
Bank	74,139	18.1	32,643	8.0	$ 40,803	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	91,815	22.1	16,573	4.0	N/A	N/A
Bank	69,022	16.9	16,321	4.0	24,482	6.0

Tier 1 capital (to average assets):
Consolidated	91,815	15.8	23,152	4.0	N/A	N/A
Bank	69,022	12.4	22,305	4.0	27,882	5.0

As of June 30, 2009:

Total capital (to risk weighted assets):
Consolidated	$ 98,546	24.7%	$ 31,944	8.0%	N/A	N/A
Bank	71,634	18.3	31,268	8.0	$ 39,085	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	94,804	23.7	15,972	4.0	N/A	N/A
Bank	67,892	17.4	15,634	4.0	23,451	6.0

Tier 1 capital (to average assets):
Consolidated	94,804	16.6	22,801	4.0	N/A	N/A
Bank	67,892	12.4	21,983	4.0	27,479	5.0

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

           A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2010
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$ 94,773	$ 94,773
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(22,831)
Accumulated losses on securities available for sale, net of tax	(1,869)	(1,831)
Disallowed deferred tax assets	(857)	(857)
Net unrealized loss on equity securities available for sale	(182)	(182)
Mortgage servicing rights	(50)	(50)
Total Tier 1 capital	91,815	69,022
Adjustments for total capital:
Allowance for loan losses	5,195	5,117
Total capital per regulatory reporting	$ 97,010	$ 74,139

	June 30, 2009
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$ 96,658	$ 96,658
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(27,005)
Accumulated losses on securities available for sale, net of tax	(507)	(414)
Disallowed deferred tax assets	(969)	(969)
Net unrealized loss on equity securities available for sale	(312)	(312)
Mortgage servicing rights	(66)	(66)
Total Tier 1 capital	94,804	67,892
Adjustments for total capital:
Allowance for loan losses	3,742	3,742
Total capital per regulatory reporting	$ 98,546	$ 71,634

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

401(k) plan

    The Company provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2010, 2009 and 2008 amounted to $211,000, $194,000 and $184,000, respectively.

Supplemental retirement benefits

            In 2004, the Company entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the years ended June 30, 2010, 2009 and 2008 amounted to $467,000, $496,000 and $525,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $2.4 million at June 30, 2010 and $2.0 million at June 30, 2009.

            In addition, the Company has entered into endorsement split dollar life insurance agreements with certain officers in connection with supplemental retirement benefits whereby the Company has agreed to pay the insurance premiums currently and post-retirement on policies purchased for and owned by certain officers.

Employee Stock Ownership Plan

    The Company contributed funds to a subsidiary, Hampden LS, Inc., to enable it to make a 15-year loan to the ESOP to allow it to purchase shares of the Company’s common stock. On January 16, 2007, the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares issued in the Company’s initial public offering. This plan is a tax-qualified retirement plan for the benefit of eligible Company employees.  The plan is created for the purpose of providing retirement benefits to participants and their beneficiaries in a manner consistent with the requirements of the Internal Revenue Code and Title I of ERISA. Eligible employees who have attained age 21 and have been employed by the Company for three months as of January 16, 2007 were eligible to participate in the plan. Thereafter, employees who have attained the age of 21 and have completed 1,000 hours of service during a continuous 12-month period will be eligible to participate as of the first entry date following completion of the plan’s eligibility requirements.

    At June 30, 2010, the principal balance on the ESOP debt is payable as follows:

Year ending June 30,	Amount
(In Thousands)
2011	$ 291
2012	315
2013	339
2014	369
2015	399
Thereafter	3,881
$ 5,594

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

            Shares held by the ESOP include the following:

	June 30,
	2010	2009	2008
Allocated	124,416	83,148	42,399
Committed to be allocated	21,200	21,200	21,200
Unallocated	487,594	529,992	572,391
	633,210	634,340	635,990

            Total compensation expense for the years ended June 30, 2010, 2009 and 2008 was $444,000, $449,000 and $424,000, respectively. The total fair value of the unallocated shares as of June 30, 2010, 2009 and 2008 was $4.6 million, $5.3 million and $5.9 million, respectively.

15. EQUITY INCENTIVE PLAN

Stock Options

    Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s shareholders at a special shareholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its chief executive officer vest over four years from date of grant at 25% per year. There are 241,987 stock options that are available to be granted to directors and employees as of June 30, 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted During The Year Ended June 30, 2008
Fair Value	$ 2.86
Expected dividends	1.16%
Expected term (years)	6.50
Expected volatility	19.40%
Risk-free interest rate	4.25%

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY INCENTIVE PLAN (Concluded)

A summary of options under the Plan as of June 30, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at July 1, 2009	565,000	$ 10.90	-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(12,000)	10.90	-
Outstanding at June 30, 2010	553,000	$ 10.90	7.8
Options exerciseable	230,500	$ 10.90	7.8

    Share-based compensation expense applicable to stock options was $326,000, $337,000 and $85,000 for the years ended June 30, 2010, 2009 and 2008, respectively, and the recognized tax benefit related to this expense was $72,000, $23,400, and $6,000, respectively.. As of June 30, 2010, unrecognized stock-based compensation expense related to nonvested options amounted to $974,000. This amount is expected to be recognized over a weighted average period of 2.4 years.  The intrinsic value of all stock options outstanding and exercisable at June 30, 2010 was zero.

Stock Awards

    Under the Plan, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% per year, except that the Company’s awards to its chief executive officer vest at 25% per year. The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation expense related to restricted stock awards of $632,000, $655,000 and $335,000 for the years ended June 30, 2010, 2009 and 2008, respectively, and the recognized tax benefit related to this expense was $246,500, $255,000, and $130,700, respectively. As of June 30, 2010, there was $1.5 million of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 2.50 years.

    A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares
Balance at July 1, 2009	240,431
Granted	-
Vested	(62,893)
Cancelled	-
Forfeited	(4,402)
Balance at June 30, 2010	173,136

  The aggregate fair value of the stock awards that vested in fiscal 2010 was $673,000.

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

        At June 30, 2010, the Bank’s retained earnings available for the payment of dividends was $35.3 million. At June 30, 2010, $36.7 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7.2 million.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Concluded)

    In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

    As part of the Conversion, the Company established a liquidation account in an amount equal to the net worth of the Company as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The amount of the liquidation account as of June 30, 2010 is $7.1 million, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

17. FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

    The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates for future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

    Methods and assumptions for valuing the Company’s financial instruments are set forth below. Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction cost.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Mortgage servicing rights: Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage lender. The fair value of servicing rights is estimated using a present value cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2010 and 2009 was not material.

    The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$ -	$ 10,027	$ -	$ 10,027
Residential mortgage-backed securities:
Agency	-	91,876	-	91,876
Non-agency	-	9,097	-	9,097
Total debt securities	-	111,000	-	111,000
Marketable equity securities	379	-	-	379
Mortgage servicing rights	-	501	-	501
Total assets at fair value	$ 379	$ 111,501	$ -	$ 111,880

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

    The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$ -	$ 10,105	$ -	$ 10,105
Residential mortgage-backed securities:
Agency	-	94,108	-	94,108
Non-agency	-	11,180	-	11,180
Total debt securities	-	115,393	-	115,393
Marketable equity securities	707	-	-	707
Mortgage servicing rights	-	656	-	656
Total assets at fair value	$ 707	$ 116,049	$ -	$ 116,756

Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with Generally Accepted Accounting Principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2010. The gain (loss) represents the amount of write-downs recorded during the year on the assets held at June 30, 2010 and 2009, respectively.

Gains (Losses)
Year Ended
	Level 1	Level 2	Level 3	June 30, 2010
(Dollars in thousands)
Impaired loans	$ -	$ -	$ 5,208	$ (2,762)
Other real estate owned	-	-	911	-
Total assets	$ -	$ -	$ 6,119	$ (2,762)

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2009:

Gains (Losses)
Year Ended
	Level 1	Level 2	Level 3	June 30, 2009
(Dollars in thousands)
Impaired loans	$ -	$ -	$ 1,112	$ 569
Other real estate owned	-	-	1,362	-
Total assets	$ -	$ -	$ 2,474	$ 569

    There were no liabilities reported at fair value on a recurring or non-recurring basis as of June 30, 2010 or June 30, 2009. There were no transfers to or from Levels 1, 2, or 3 during the years ended June 30, 2010 or June 30, 2009.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The resulting loss was recognized in earnings through the provision for loan losses.

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

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

	June 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 30,033	$ 30,033	$ 36,248	$ 36,248
Securities available for sale	111,379	111,379	116,100	116,100
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	933	933	915	915
Loans, net	412,614	432,845	386,638	393,355
Accrued interest receivable	1,751	1,751	1,805	1,805
Mortgage servicing rights (1)	501	501	656	656

Financial liabilities:
Deposits	420,060	422,968	381,477	384,560
Securities sold under agreements to repurchase	6,806	6,806	10,872	10,872
Short-term borrowings	-	-	1,500	1,500
Long-term debt	58,196	61,459	70,915	72,522
Mortgagors' escrow accounts	849	849	799	799

(1) Included in other assets.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

    The condensed financial information pertaining only to the parent company, Hampden Bancorp, Inc., is as follows:

    BALANCE SHEETS

	June 30,
	2010	2009
	(In Thousands)
Assets
Cash on hand	$ 377	$ 202
Federal funds sold and other short-term investments	5,700	10,042
Cash and cash equivalents	6,077	10,244

Securities available for sale, at fair value	11,178	10,463
Investment in common stock of Hampden Bank	71,942	69,653
Investment in common stock of Hampden LS, Inc.	1,018	744
Accrued interest receivable	42	78
Deferred tax asset	969	929
Other assets	3,319	5,012
	$ 94,545	$ 97,123

Liabilities and Stockholders' Equity
Accrued expenses	$ (228)	$ 465
Stockholders' equity	94,773	96,658
	$ 94,545	$ 97,123

    STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Income:
Dividend income	$ 3	$ 26	$ 235
Interest on securities	316	676	889
Interest on cash and short term investments	2	26	176
Non-interest income	4	5	1
Total income	325	733	1,301
Operating expenses	1,769	1,800	1,569
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,444)	(1,067)	(268)
Income tax provision (benefit)	(455)	(308)	261
Loss before equity in undistributed net income of subsidiaries	(989)	(759)	(529)
Equity in undistributed net income of Hampden Bank	362	749	1,326
Equity in undistributed net income of Hampden LS, Inc.	274	296	373
Net income (loss)	$ (353)	$ 286	$ 1,170

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

    STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$ (353)	$ 286	$ 1,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of Hampden Bank	(362)	(749)	(1,326)
Equity in undistributed net income of Hampden LS, Inc.	(274)	(296)	(373)
Stock-based compensation	958	992	420
Deferred tax provision (benefit)	(40)	(498)	380
Net change in:
Accrued interest receivable	36	129	86
Other assets	1,693	630	718
Accrued expenses and other liabilities	(693)	404	(160)
Net cash provided by operating activities	965	898	915

Cash flows from investing activities:
Activities in available-for-sale securities:
Maturities	11,188	17,000	10,800
Purchases	(11,988)	(10,040)	(1,583)
Net cash provided (used) by investing activities	(800)	6,960	9,217

Cash flows from financing activities:
Payment from loan to Hampden LS, Inc.	752	752	752
Stock repurchased for restricted stock awards	(3,499)	(5,090)	(3,480)
Payment of dividends on common stock	(807)	(854)	(862)
Other, net	(778)	8	(910)
Net cash used by financing activities	(4,332)	(5,184)	(4,500)

Net change in cash and cash equivalents	(4,167)	2,674	5,632
Cash and cash equivalents at beginning of period	10,244	7,570	1,938
Cash and cash equivalents at end of period	$ 6,077	$ 10,244	$ 7,570

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19. QUARTERLY DATA (UNAUDITED)

    Quarterly results of operations for the years ended June 30, 2010 and 2009 were as follows:

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Interest and dividend income	$ 6,855	$ 6,811	$ 6,963	$ 6,928	$ 6,956	$ 6,914	$ 7,195	$ 7,110
Interest expense	2,239	2,324	2,508	2,669	2,878	2,948	3,157	3,363
Net interest income	4,616	4,487	4,455	4,259	4,078	3,966	4,038	3,747
Provision for loan losses	300	1,395	1,800	842	300	300	308	504
Non-interest income	769	626	677	663	749	538	571	540
Non-interest expense	4,193	4,266	4,330	4,312	4,375	4,168	4,028	3,714
Provision (benefit) for income taxes	270	(405)	(328)	(70)	46	93	83	22
Net income (loss)	$ 622	$ (143)	$ (670)	$ (162)	$ 106	$ (57)	$ 190	$ 47

Basic	$ 0.10	$ (0.02)	$ (0.10)	$ (0.02)	$ 0.02	$ (0.01)	$ 0.03	$ 0.01
Diluted	$ 0.09	$ (0.02)	$ (0.10)	$ (0.02)	$ 0.02	$ (0.01)	$ 0.03	$ 0.01

Weighted average shares outstanding:
Basic	6,476,949	6,481,991	6,515,262	6,602,476	6,725,932	6,724,052	6,804,992	7,052,133
Diluted	6,639,997	6,481,991	6,515,262	6,602,476	6,810,285	6,724,052	6,850,086	7,089,559

    Quarterly data may not sum to annual data due to rounding.