Form 10-Q
period 2010-09-30
Hampden Bancorp, Inc.
filed 2010-11-08
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

As of November 2, 2010, there were 6,835,744 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	June 30,
	2010	2010
	(Unaudited)
Cash and due from banks	$27,606	$20,770
Federal funds sold and other short-term investments	12,084	9,263
Cash and cash equivalents	39,690	30,033

Securities available for sale, at fair value	105,499	111,379
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	2,520	933
Loans, net of allowance for loan losses of $6,328
at September 30, 2010 and $6,314 at June 30, 2010	396,257	412,614
Other real estate owned	550	911
Premises and equipment, net	5,039	5,097
Accrued interest receivable	1,596	1,751
Deferred tax asset	3,454	3,420
Bank-owned life insurance	10,431	10,325
Other assets	3,374	2,343
	$573,643	$584,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$414,863	$420,060
Securities sold under agreements to repurchase	6,865	6,806
Long-term debt	53,019	58,196
Mortgagors' escrow accounts	910	849
Accrued expenses and other liabilities	4,299	3,355
Total liabilities	479,956	489,266

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued,
6,945,174 outstanding at September 30, 2010 and 7,117,274 outstanding at June 30, 2010)	79	79
Additional paid-in-capital	78,159	77,959
Unearned compensation - ESOP (476,994 shares unallocated at September 30, 2010 and
487,594 shares unallocated at June 30, 2010)	(4,770)	(4,876)
Unearned compensation - equity incentive plan	(1,400)	(1,450)
Retained earnings	30,127	29,781
Accumulated other comprehensive income	1,810	1,869
Treasury stock, at cost (1,004,705 shares at September 30, 2010 and 832,605 shares at June 30, 2010)	(10,318)	(8,589)
Total stockholders' equity	93,687	94,773
	$573,643	$584,039

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,815	$5,796
Debt securities	845	1,123
Dividends	1	3
Federal funds sold and other short-term investments	11	6
Total interest and dividend income	6,672	6,928

Interest expense:
Deposits	1,591	1,932
Borrowings	578	737
Total interest expense	2,169	2,669

Net interest income	4,503	4,259
Provision for loan losses	300	842
Net interest income, after provision for loan losses	4,203	3,417

Non-interest income:
Customer service fees	483	474
Gain on sales of securities, net	7	1
Gain on sales of loans, net	182	28
Increase in cash surrender value of life insurance	105	106
Other	56	54
Total non-interest income	833	663

Non-interest expense:
Salaries and employee benefits	2,432	2,393
Occupancy and equipment	453	410
Data processing services	170	230
Advertising	174	203
Net writedown (gain) on sale of other real estate owned	(15)	225
FDIC insurance and assessment expenses	158	135
Other general and administrative	820	716
Total non-interest expense	4,192	4,312

Income (loss) before income taxes	844	(232)

Income tax expense (benefit)	301	(70)

Net income (loss)	$543	$(162)

Earnings per share
Basic	$0.09	$(0.02)
Diluted	$0.08	$(0.02)

Weighted average shares outstanding
Basic	6,382,519	6,602,476
Diluted	6,417,431	6,602,476

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

Comprehensive income:
Net loss	-	-	-	-	-	(162)	-	-	(162)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	822	-	822
Total comprehensive income									660
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(205)	-	-	(205)
Common stock repurchased	(114,800)	-	-	-	-	-	-	(1,226)	(1,226)
Stock-based compensation	-	-	84	-	160	-	-	-	244
ESOP shares committed to be allocated (10,600 shares)	-	-	3	106	-	-	-	-	109

Balance at September 30, 2009	7,331,952	$79	$77,690	$(5,194)	$(1,967)	$30,619	$1,329	$(6,316)	$96,240

Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773
Comprehensive income:
Net income	-	-	-	-	-	543	-	-	543
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(59)	-	(59)
Total comprehensive income									484
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(197)	-	-	(197)
Common stock repurchased	(172,100)	-	-	-	-	-	-	(1,729)	(1,729)
Stock-based compensation	-	-	201	-	50	-	-	-	251
ESOP shares committed to be allocated (10,600 shares)	-	-	(1)	106	-	-	-	-	105

Balance at September 30, 2010	6,945,174	$79	$78,159	$(4,770)	$(1,400)	$30,127	$1,810	$(10,318)	$93,687

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$543	$(162)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Provision for loan losses	300	842
Net amortization of securities	34	41
Depreciation and amortization	192	178
Gain on sales of securities, net	(7)	(1)
Loans originated for sale	(6,801)	(5,846)
Proceeds from loan sales	5,396	6,535
Gain on sales of loans, net	(182)	(28)
Gain/loss on sale and writedown of other real estate owned	(15)	225
Increase in cash surrender value of bank-owned
life insurance	(105)	(106)
Employee Stock Ownership Plan expense	105	109
Stock-based compensation	251	244
Net change in:
Accrued interest receivable	155	(55)
Other assets	(1,017)	(190)
Accrued expenses and other liabilities	944	(1,512)
Net cash provided (used) by operating activities	(207)	274

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	4,023	1,999
Principal payments	7,791	9,007
Purchases	(6,054)	(10,419)
Purchase of loans	-	(1,465)
Proceeds from sale of other real estate owned	361	-
Loan originations, net of principal payments	16,057	(15,637)
Purchase of premises and equipment	(134)	(371)
Net cash provided (used) by investing activities	22,044	(16,886)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	(5,197)	7,918
Net change in repurchase agreements	59	(1,815)
Net change in short-term borrowings	-	(1,500)
Proceeds from long-term debt	-	1,323
Repayment of long-term debt	(5,177)	(5,500)
Repurchase of common stock	(1,729)	(1,226)
Payment of dividends on common stock	(197)	(205)
Net change in mortgagors' escrow accounts	61	91
Net cash used by financing activities	(12,180)	(914)

Net change in cash and cash equivalents	9,657	17,526

Cash and cash equivalents at beginning of period	30,033	36,248

Cash and cash equivalents at end of period	$39,690	$18,722

Supplemental cash flow information:
Interest paid on deposits	$1,591	$1,932
Interest paid on borrowings	596	743
Income taxes paid	7	108
Transfer from loans to other real estate owned	-	56

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2010 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2010 included in the Company’s most recent Annual Report on Form 10-K filed by the Company  with the Securities and Exchange Commission (‘SEC”) on September 7, 2010.

In preparing the consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes, and other-than-temporary impairment of investment securities.

2. Recent Accounting Pronouncements

 In June 2009, the FASB issued Accounting Standards Update (“ASU”)  2009-16, Accounting for Transfers of Financial Assets. This update is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the statement are to be applied to transfers that occur on or after the effective date. This guidance was adopted as of July 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18 Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.  This update is effective for modifications of loans accounted for with pools in the first interim or annual period ending on or after July 15, 2010.  This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition.  It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  This update did not have a material impact on the Company’s consolidated financial statements.

In May 2010, the FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives This is an update to Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging and is effective for fiscal quarters beginning after June 15, 2010. This ASU clarifies that the scope exception in Paragraphs 815-15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another.  This would apply to a securitization that is issued in several tranches and one tranche is subordinate to another tranche of the same securitization. Under these circumstances the embedded credit derivative does not have to be analyzed under the above paragraphs for possible bifurcation.  This update did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three month periods ended September 30, 2010 and 2009 have been computed as follows:

	Three Months Ended September 30,
	2010	2009

Net income (loss) applicable to common stock (in thousands)	$543	$(162)

Average number of shares issued	7,949,879	7,949,879
Less: average unallocated ESOP shares	(483,984)	(526,385)
Less: average treasury stock	(902,544)	(568,851)
Less: average unvested restricted stock awards	(180,832)	(252,167)
Average number of basic shares outstanding	6,382,519	6,602,476

Plus: average dilutive unvested restricted stock awards	34,912	-
Average number of diluted shares outstanding	6,417,431	6,602,476

Basic earnings (loss) per share	$0.09	$(0.02)
Diluted earnings (loss) per share	$0.08	$(0.02)

There were 558,000 stock options for the three months ended September 30, 2010 and 553,000 stock options for the three months ended September 30, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive. There were 317,996 shares of restricted stock for the three months ending September 30, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

On August 2, 2010, the Company declared a cash dividend of $0.03 per common share which was paid on August 30, 2010 to stockholders of record as of the close of business on August 16, 2010.

On November 2, 2010, the Company declared a cash dividend of $0.03 per common share which is payable on November 29, 2010 to stockholders of record as of the close of business on November 12, 2010.

5. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $87.1 million at September 30, 2010, compared to $74.8 million as of June 30, 2010. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; and  quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology  are derived principally from or can be corroborated by observable market data by correlation or other means.

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

Securities available for sale: The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, mortgage-backed securities and common stocks. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.  These values are not adjusted by the Company.

Federal Home Loan Bank Stock: The carrying amount of FHLB stock approximates fair value based upon the redemption provisions of the Federal Home Loan Bank.

Loans held for sale: Fair value of loans held for sale are estimated based on commitments on hand from investors or prevailing market prices.

Loans: Fair values for loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This analysis assumes no prepayment. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. In the ordinary course of business, the Company sells residential real estate loans in the secondary market.

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

Deposits: The fair values for non-certificate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

Securities sold under agreements to repurchase: The carrying amount of repurchase agreements approximates fair value based on the short duration of the agreements

Short-term borrowings: For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2010 and June 30, 2010 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$6,019	$-	$6,019
Residential mortgage-backed securities:
Agency	-	90,734	-	90,734
Non-agency	-	8,358	-	8,358
Total debt securities	-	105,111	-	105,111
Marketable equity securities	388	-	-	388
Mortgage servicing rights	-	481	-	481
Total assets at fair value	$388	$105,592	$-	$105,980

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2010.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$10,105	$-	$10,105
Residential mortgage-backed securities:
Agency	-	94,108	-	94,108
Non-agency	-	11,180	-	11,180
Total debt securities	-	115,393	-	115,393
Marketable equity securities	707	-	-	707
Mortgage servicing rights	-	656	-	656
Total assets at fair value	$707	$116,049	$-	$116,756

Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles (“GAAP”).  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2010.

				Gains (Losses)
				Three Months Ended
	Level 1	Level 2	Level 3	September 30, 2010
	(Dollars in thousands)
Impaired loans	$-	$-	$5,484	$(446)
Other real estate owned	-	-	550	-
Total assets	$-	$-	$6,034	$(446)

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2009.

				Gains (Losses)
				Three Months Ended
	Level 1	Level 2	Level 3	September 30, 2009
	(Dollars in thousands)
Impaired loans	$-	$-	$5,215	$(380)
Other real estate owned	-	-	1,193	-
Total assets	$-	$-	$6,408	$(380)

During the three months ended September 30, 2010 or 2009 there were no transfers from levels 1, 2, or 3.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30,		June 30,
	2010		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,690	$39,690	$30,033	$30,033
Securities available for sale	105,499	105,499	111,379	111,379
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	2,520	2,520	933	933
Loans, net	396,257	411,500	412,614	432,845
Accrued interest receivable	1,596	1,596	1,751	1,751
Mortgage servicing rights (1)	481	481	501	501

Financial liabilities:
Deposits	414,863	417,906	420,060	422,968
Securities sold under agreements to repurchase	6,865	6,865	6,806	6,806
Long-term debt	53,019	56,415	58,196	61,459
Mortgagors' escrow accounts	910	910	849	849

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$6,000	$19	$-	$6,019
Residential mortgage-backed securities
Agency	87,747	3,016	(29)	90,734
Non-agency	8,324	166	(132)	8,358
Total debt securities	102,071	3,201	(161)	105,111
Marketable equity securities	561	-	(173)	388
Total securities available for sale	$102,632	$3,201	$(334)	$105,499

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,992	$35	$-	$10,027
Residential mortgage-backed securities
Agency	88,842	3,050	(16)	91,876
Non-agency	9,024	184	(111)	9,097
Total debt securities	107,858	3,269	(127)	111,000
Marketable equity securities	561	-	(182)	379
Total securities available for sale	$108,419	$3,269	$(309)	$111,379

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2010 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	6,000	6,019
Total bonds and obligations	6,000	6,019
Residential mortgage-backed securities
Agency	87,747	90,734
Non-agency	8,324	8,358
Total debt securities	$102,071	$105,111

At September 30, 2010 and June 30, 2010, the carrying value of securities pledged to secure repurchase agreements was $8,879,000 and $8,265,000, respectively.

The industries represented by our marketable equity securities portfolio are as follows:

	September 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$100	$58
Biotechnology	55	38
Electronics	52	43
Healthcare - products	77	44
Insurance	76	54
Media	50	38
Retail	151	113

Total equity securities	$561	$388

Information pertaining to securities with gross unrealized losses at September 30, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2010:
Residential mortgage-backed securities
Agency	25	2,013	4	909
Non-agency	-	-	132	3,125
Marketable equity securities	-	-	173	388
	$25	$2,013	$309	$4,422

June 30, 2010:
Residential mortgage-backed securities
Agency	9	1,031	7	1,309
Non-agency	42	591	69	3,002
Marketable equity securities	-	-	182	379
	$51	$1,622	$258	$4,690

At September 30, 2010, fourteen debt securities had unrealized losses with aggregate depreciation of 2.6% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the Federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At September 30, 2010, we held ten securities issued by private mortgage originators that had an amortized cost of $8.3 million and a fair value of $8.4 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of September 30, 2010. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

    At September 30, 2010, nine marketable equity securities had unrealized losses with aggregate depreciation of 30.7% from the Company's cost basis. The majority of these unrealized losses relate principally to the banking, retail, healthcare, and insurance industries. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There were no impairment charges related to OTTI securities for the three months ended September 30, 2010 and September 30, 2009.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2010 and June 30, 2010 and our consolidated results of operations for the three months ended September 30, 2010 and  2009 and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A –“Risk Factors” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Judgment and Uncertainties. In determining the deferred tax asset valuation allowance, we use historical and forecasted operating results, based upon approved business plans, including a review of the eligible carry forward periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

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

Comparison of Financial Condition (unaudited) at September 30, 2010 and June 30, 2010

Overview

Total Assets. The Company’s total assets decreased $10.4 million or 1.8% from $584.0 million at June 30, 2010 to $573.6 million at September 30, 2010. Net loans, including loans held for sale, decreased $14.8 million or 3.6% to $398.8 million at September 30, 2010, and securities decreased 5.3% or $5.9 million from $111.4 million to $105.5 million as of September 30, 2010. Cash and cash equivalents increased $9.7 million or 32.2% from $30.0 million at June 30, 2010 to $39.7 million at September 30, 2010.

Total deposits decreased $5.2 million or 1.2% from $420.1 at June 30, 2010 to $414.9 million at September 30, 2010, long-term debt decreased $5.2 million or 8.9% from $58.2 million at June 30, 2010 to $53.0 million at September 30, 2010 and total stockholders’ equity decreased $1.0 million or 1.1% from $94.8 million at June 30, 2010 to $93.8 million at September 30, 2010.

Investment Activities. Securities available for sale decreased $5.9 million, or 5.3%, to $105.5 million at September 30, 2010. Obligations issued by government-sponsored enterprises and mortgage-backed securities decreased at September 30, 2010.  Common stock increased at September 30, 2010 due to the increase in market value. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30,		At June 30,
	2010		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$6,000	$6,019	$9,992	$10,027
Residential mortgage-backed securities
Agency	87,747	90,734	88,842	91,876
Non-agency	8,324	8,358	9,024	9,097
Total debt securities	102,071	105,111	107,858	111,000

Marketable equity securities:
Common stock	561	388	561	379
Total marketable equity securities	561	388	561	379
Total securities available for sale	102,632	105,499	108,419	111,379
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$107,865	$110,732	$113,652	$116,612

Net Loans. Total net loans, at September 30, 2010 were $396.3 million, a decrease of $16.4 million or 4.0% from $412.6 million at June 30, 2010. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At September 30, 2010		At June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$124,437	31.13%	$130,977	31.49%
Commercial	136,548	34.16	138,746	33.35
Home equity	64,164	16.05	65,006	15.63
Construction	15,721	3.93	13,460	3.24
Total mortgage loans on real estate	340,870	85.27	348,189	83.70

Other loans:
Commercial	34,267	8.57	42,539	10.23
Consumer	24,616	6.16	25,257	6.07
Total other loans	58,883	14.73	67,796	16.30
Total loans	399,753	100.00%	415,985	100.00%
Other items:
Net deferred loan costs	2,832		2,943
Allowance for loan losses	(6,328)		(6,314)

Total loans, net	$396,257		$412,614

Commercial real estate loans decreased $2.2 million or 1.6%, to $136.5 million, residential mortgage loans decreased $6.5 million or 5.0%, to $124.45 million, and home equity loans decreased $842,000 or 1.3%, to $64.2 million at September 30, 2010 as compared to June 30, 2010. Commercial loans decreased $8.3 million or 19.5%, to $34.3 million, and consumer loans decreased $641,000 or 2.5%, to $24.6 million at September 30, 2010 as compared to June 30, 2010. The decrease in commercial loans was primarily related to the payoff of one loan that had a balance of $6.7 million.  A partial offset to these decreases was an increase in construction loans of $2.2 million, or 16.8%, to $15.7 million as of September 30, 2010 as compared to June 30, 2010. The decrease in commercial real estate loans, home equity loans and consumer loans is due to a decrease in loan demand.  The increase in construction loans is due two new non-speculative loans which will be financed by the Company at the end of the construction period and scheduled advances on existing loans.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates that have a higher risk profile or are outside of our normal underwriting standards are sold to a third party along with the servicing rights. For the three months ended September 30, 2010, loans sold totaled $6.8 million. Of the $6.8 million sold, $2.0 million were sold on a servicing released basis, and $4.8 million were sold on a servicing retained basis.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated

	At September 30,	At June 30,
	2010	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$2,730	$2,763
Commercial mortgage	3,963	1,200
Construction	-	-
Commercial	1,798	936
Home equity, consumer and other	943	793
Total non-accrual loans	9,434	5,692

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-
Commercial mortgage	-	-
Commercial	-	-
Home equity, consumer and other	-	-
Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	9,434	5,692
Other real estate owned	550	911
Total non-performing assets	$9,984	$6,603
Troubled debt restructurings, not reported above	$4,931	$4,836

Ratios:
Non-performing loans to total loans	2.36%	1.37%
Non-performing assets to total assets	1.74%	1.13%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-performing assets totaled $10.0 million, or 1.74% of total assets, at September 30, 2010 compared to $6.6 million, or 1.13% of total assets, at June 30, 2010. There was an increase of $2.8 million in commercial mortgage loans and an increase of $862,000 in commercial loans which is primarily due to two loan relationships which totaled $4.4 million.  Home equity and consumer loan non-accruals increased $150,000 and residential mortgage loans decreased $33,000.  At September 30, 2010 the Company had twelve troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $5.6 million, of which $694,000 is on non-accrual status. The interest income recorded from these loans amounted to approximately $86,000 for the three month period ended September 30, 2010, respectively. At June 30, 2010, the Company had ten troubled debt resturctings consisting of commercial and mortgage loans totaling approximately $5.5 million, of which $712,000 is on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $264,000 for the year ended June 30, 2010.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the nature of collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased to $18.1 million at September 30, 2010 from $ 16.2 million at June 30, 2010 as a result of the continuing economic downturn in the greater Springfield Area, and current financial information received from borrowers. The Company  established specific reserves aggregating $1.4 million and $1.3 million for impaired loans at September 30, 2010 and June 30, 2010, respectively.  Such reserves relate to eighteen impaired loans with a carrying value of $10.5 million, and are based on management’s analysis of estimated underlying collateral values or the expected cash flows and includes $230,000 related to troubled debt restructurings.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At September 30, 2010, the Company had four properties with a carrying value of  $550,000 classified as OREO. One of these properties was a commercial real estate property valued at $205,000, and one property was a commercial construction project valued at $315,000. Two properties were manufactured home loans valued at $143,000, however, there is a specific reserve to loan losses of $113, 000 with respect to such loans.

Allowance for Loan Losses. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$6,314	$3,742
Charge-offs:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	(286)	-
Consumer and other	(2)	-
Total charge-offs	(288)	-
Recoveries:
Mortgage loans on real estate	2	-
Commercial business	-	3
Consumer and other	-	-
Total recoveries	2	3
Net (charge-offs) recoveries	(286)	3
Provision for loan losses	300	842
Balance at end of period	$6,328	$4,587

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.07%)	0.00%
Allowance for loan losses to non-performing loans at end of period	67.08%	93.10%
Allowance for loan losses to total loans at end of period	1.58%	1.13%

For the three months ended September 30, 2010, total charge-offs were $288,000. These charge-offs were primarily due to two commercial loan relationships. The allowance for loan losses to non-performing loans has decreased from 93.10% at September 30, 2009 to 67.08% at September 30, 2010. The allowance for loan losses to total loans has increased from 1.13% at September 30, 2009 to 1.58% at September 30, 2010.  The decrease in the allowance for loan losses to non-performing loans and the increase in the allowance for loan losses to total loans is because of two commercial relationships totaling $4.1 million, which loans are the primary reason for the increase in non-performing loans.

Loan Servicing.  In the ordinary course of business, the Company sells real estate loans to the secondary market.  The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balance of the loans serviced.  The company recognizes servicing assets each time it undertakes an obligation to service loans sold.  Calculation of the fair value of mortgage servicing assets is based on Service Release Premium (“SRP”) rates for conforming fixed rate mortgages obtained from correspondent lenders.  SRP rates vary based on the outstanding balances of the mortgages and are periodically adjusted based on mortgage prepayments and market conditions.

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended September 30,
	2010	2009
	(In Thousands)
Fair value at the beginning of year	$501	$656
Capitalized servicing assets	35	34
Changes in fair value	(55)	(28)
Fair value at end of period	$481	$662

The unpaid principal balance of mortgages services for others was $52.6 million and $48.95million at September 30, 2010 and June 30, 2010, respectively.  There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  For the three month periods ended September 30, 2010, and 2009 , amounts recognized for loans servicing fees amounted to $66,000, and $56,000,  respectively, which are included in loan fees in the statement of operations.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2010		2010
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$53,784	12.96%	$52,090	12.40%
Savings deposits	81,037	19.53	82,040	19.53
Money market	43,929	10.59	43,414	10.34
NOW accounts	30,989	7.48	29,578	7.04
Total transaction accounts	209,739	50.57	207,122	49.31
Certificates of deposit	205,124	49.44	212,938	50.69

Total deposits	$414,863	100.01%	$420,060	100.00%

Deposits decreased $5.2 million to $414.9 million at September 30, 2010 from $420.1 million at June 30, 2010. From June 30, 2010, certificates of deposit decreased $7.8 million or 3.6%, and savings deposits decreased $1.0 million or 1.2%.  Demand deposits increased $1.7 million or 3.3%, NOW accounts increased $1.4 million or 4.8% and money market deposits increased $515,000 or 1.2%.  The primary reason for the decrease in certificates of deposit was due to the payout of one certificate which totaled $6.7 million.  This certificate was collateral for a commercial loan which has been paid off.

Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $5.1 million, or 7.9%, to $59.9 million at September 30, 2010 from $65.0 million at June 30, 2010. Repayments of advances from the FHLB were $5.2 million and repurchase agreements increased $59,000.

Stockholders’ Equity. In June 2010, the Company announced that its Board of Directors authorized a third stock repurchase program for the purchase of up to 357,573 shares of the Company’s common stock, or approximately 5% of its outstanding common stock (the “Repurchase Program”). Stockholders’ equity decreased $1.0 million or 1.1% from $94,773 at June 30, 2010 to $93.7 million at September 30, 2010.  Between June 30, 2010 and September 30, 2010 the Company repurchased 172,100 shares of Company’s common stock at an average price of $10.04 per share.     The decrease due to stock repurchased was partially offset by the net income for the quarter of $543, 000.  Our ratio of capital to total assets increased to 16.3% as of September 30, 2010 from 16.2% at June 30, 2010.

Comparison of Operating Results (unaudited) for the Three Months Ended September 30, 2010 and September 30, 2009

Net Income. The Company had net income for the three months ended September 30, 2010 of $543,000, or $0.08 per fully diluted share, as compared to a net loss of $162,000, or $(0.02) per fully diluted share, for the same period in 2009. For the three month period ended September 30, 2010, net interest income increased $244,000 compared to the three month period ended September 30, 2009. For the three month period ended September 30, 2010, the provision for loan losses decreased $542,000 compared to the three months ended September 30, 2009. There was also an increase in non-interest income of $170,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in non-interest income was mainly due to the increase in gain on sales of loans which increased $154,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Total non-interest expense for the three months ended September 30, 2010 decreased $120,000 compared to the three month period ended September 30, 2009.  Decreases in net write down on sale of other real estate owned of $240,000, data processing services of $60,000 and advertising expense of $29,000 were offset by increases in other general and administrative expenses of $104,000, occupancy and equipment expense of $43,000 and salaries and employee benefits of $39,000.

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

	Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans, net (2)	$408,559	$5,815	5.69%	$395,576	$5,796	5.86%
Investment securities	107,543	846	3.15%	120,433	1,126	3.74%
Federal funds sold and other	10,750	11	0.41%	15,600	6	0.15%
Total interest earning assets	526,852	6,672	5.07%	531,609	6,928	5.21%
Non-interest earning assets	53,126			32,700
Total assets	$579,978			$564,309

Interest-bearing liabilities:
Savings deposits	$81,448	116	0.57%	$73,206	187	1.02%
Money market	42,610	68	0.64%	42,894	118	1.10%
NOW and other checking accounts	78,456	49	0.25%	63,873	62	0.39%
Certificates of deposit	212,182	1,358	2.56%	201,723	1,565	3.10%
Total deposits	414,696	1,591	1.53%	381,696	1,932	2.02%
Borrowed funds	64,415	578	3.59%	79,163	737	3.72%
Total interest-bearing liabilities	479,111	2,169	1.81%	460,859	2,669	2.32%
Non-interest bearing liabilities	6,024			6,641
Total liabilities	485,135			467,500
Equity	94,843			96,809
Total Liabilities and equity	$579,978			$564,309

Net interest income		$4,503			$4,259
Net interest rate spread (3)			3.26%			2.89%
Net interest-earning assets (4)	$47,741			$70,750

Net interest margin (5)			3.42%			3.20%
Average interest-earning assets to interest-bearing liabilities			109.96%			115.35%

(1)	Yields and rates for the three months ended September 30, 2010 and 2009 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans, net (1)	$187	$(168)	$19
Investment securities	(113)	(167)	(280)
Federal funds sold and other	(2)	7	5
Total interest income	72	(328)	(256)

Interest expense:
Savings deposits	19	(90)	(71)
Money market	(1)	(49)	(50)
NOW and other checking accounts	12	(25)	(13)
Certificates of deposits	78	(285)	(207)
Total deposits	109	(450)	(341)
Borrowed funds	(133)	(26)	(159)
Total interest expense	(25)	(475)	(500)
Change in net interest income	$96	$148	$244

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended September 30, 2010 was $4.5 million, an increase of $244,000 or 5.7%, over the same period of 2009. This was primarily due to a decrease in the average cost of deposits of 49 basis points to 1.53% for the three months ended September 30, 2010 over the same period in 2009.

Interest income. Interest income for the three months ended September 30, 2010 decreased $256,000, or 3.7%, to $6.7 million over the same period of 2009. For the three months ended September 30, 2010, average outstanding net loans increased $13.0 million, or 3.3%, from the average for the three month period ended September 30, 2009. For the three months ended September 30, 2010, average outstanding investment securities decreased $12.9 million or 10.7.0% from the average for the three month period ended September 30, 2009.  The average yield on interest earning assets decreased 14 basis points to 5.07% for the three months ended September 30, 2010, compared to 5.21% for the same period in 2009.

Interest Expense. Interest expense decreased $500,000, or 18.7%, to $2.2 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease in rates of deposits. The average cost of funds decreased to 1.81% for the three months ended September 30, 2010, a decrease of 51 basis points from a cost of funds of 2.32% for the same period in 2009.

Provision for Loan Losses. The Company’s provision for loan loss expense was $300,000 for the three months ended September 30, 2010 compared to $842,000 for the three months ended September 30, 2009.  As of September, 30, 2010, the Company’s total allowance for loan losses of $6.3 million remained relatively unchanged from June 30, 2010.  This is because the Company charged-off loan balances totaling $288,000 during the three month period ended September 30, 2010.  The allowance for loan losses was 1.58% of total loans as of September 30, 2010 compared to 1.13% of total loans as of September 30, 2009 as a result of increased allowance for loan loss and a decrease in gross loans outstanding.

Non-interest Income. Total non-interest income totaled $833,000 for the three months ended September 30, 2010, an increase of $170,000 from the same period a year ago. This increase is primarily due to an increase in gain on sales of loans of $154,000 for the three months ended September 30, 2010 compared to the same period a year ago.

Non-interest Expense. Non-interest expense decreased $120,000, or 2.8%, to $4.2 million for the three months ended September 30, 2010 compared to the same period for 2009. This decrease was largely due to a decrease in write down on the sale of other real estate owned of $240,000, a decrease in data processing services of $60,000 and a decrease in advertising expense of $29,000.  These decreases were offset by increases in other general and administrative expense of $104,000, Occupancy and equipment expense of $43,000 and salary and employee benefit expense of $39,000.

Income Taxes. Income tax expense increased $371, 000 for the three months ended September 30, 2010. Our combined federal and state effective tax rate was 35.7% for the three months ended September 30, 2010 compared to 30.2% for the three months ended September 30, 2009.

Minimum Regulatory Capital Requirements. As of September 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of September 30, 2010 (unaudited) and June 30, 2010 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2010:

Total capital (to risk weighted assets):
Consolidated	$96,258	24.7%	$31,146	8.0%	N/A	N/A
Bank	75,321	19.6	30,806	8.0	$38,507	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	91,373	23.5	15,573	4.0	N/A	N/A
Bank	70,489	18.3	15,403	4.0	23,104	6.0

Tier 1 capital (to average assets):
Consolidated	91,373	15.6	23,212	4.0	N/A	N/A
Bank	70,489	12.5	22,476	4.0	28,095	5.0

As of June 30, 2010:

Total capital (to risk weighted assets):
Consolidated	$96,860	23.4%	$33,145	8.0%	N/A	N/A
Bank	73,989	18.1	32,643	8.0	$40,803	10.0%	%

Tier 1 capital (to risk weighted assets):
Consolidated	91,667	22.1	16,573	4.0	N/A	N/A
Bank	68,874	16.9	16,321	4.0	24,482	6.0

Tier 1 capital (to average assets):
Consolidated	91,667	15.8	23,152	4.0	N/A	N/A
Bank	68,874	12.4	22,305	4.0	27,882	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2010, cash and cash equivalents totaled $39.7 million, or 6.9% of total assets.

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

Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2010 and June 30, 2010.

	September 30, 2010	June 30, 2010
	(Dollars in Thousands)
Commitments to grant loans (1)	$19,867	$9,719
Commercial loan lines-of-credit (2)	24,190	23,262
Unadvanced funds on home equity lines-of-credit (3)	30,630	30,074
Unadvanced funds on construction loans (4)	8,252	7,333
Unadvanced funds on mortgage loans	201	210
Unadvanced funds on personal lines-of-credit (5)	1,941	1,983
Standby letters of credit (6)	2,000	2,200
Total loan commitments	$87,081	$74,781

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unadvanced funds on home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unadvanced funds on construction loans are available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unadvanced funds on personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the three months ended September 30, 2010. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended September 30, 2010. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities –In June 2010,  the Company announced that its Board of Directors authorized a third stock repurchase program (“Repurchase Program”) for the purchase of up to 357,573 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 161,600 of its shares in the open market in the quarter ended September 30, 2010 at an average price of $10.05 per share.   Additionally, on August 13, 2010, the Company repurchased 10,500 shares of its outstanding common stock from Hampden Bank Charitable Foundation for $104,475, or $9.95 per share

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 - July 31, 2010	24,800		$9.88	24,800	298,573
August 1, 2010 - August 31, 2010	51,000	(1)	$10.03	51,000	247,573
September 1, 2010 - September 30, 2010	96,300		$10.10	96,300	151,273
	172,100		$10.05	172,100

(1) Includes 10,500 shares purchased from Hampden Bank Charitable foundation at a price of $9.95 per share

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6.2	Form of 2009 Hampden Bank Change in Control Agreement(16)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (7)

10.12	2008 Equity Incentive Plan (8)

10.13	Form of Restricted Stock Agreement (9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (9)

21.0	List of Subsidiaries (10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 20, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: November 5, 2010	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: November 5, 2010	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer