Form 10-Q
period 2010-12-31
Hampden Bancorp, Inc.
filed 2011-02-11
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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

As of February 3, 2011, there were 6,802,675 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)
Cash and due from banks	$18,529	$20,770
Federal funds sold and other short-term investments	10,231	9,263
Cash and cash equivalents	28,760	30,033

Securities available for sale, at fair value	111,334	111,379
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	1,139	933
Loans, net of allowance for loan losses of $6,074
at December 31, 2010 and $6,314 at June 30, 2010	393,536	412,614
Other real estate owned	989	911
Premises and equipment, net	5,336	5,097
Accrued interest receivable	1,583	1,751
Deferred tax asset, net	3,721	3,420
Bank-owned life insurance	10,536	10,325
Other assets	3,123	2,343
	$565,290	$584,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$411,080	$420,060
Securities sold under agreements to repurchase	9,705	6,806
Long-term debt	46,340	58,196
Mortgagors' escrow accounts	881	849
Accrued expenses and other liabilities	4,578	3,355
Total liabilities	472,584	489,266

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued;
6,821,944 outstanding at December 31, 2010 and 7,117,274 at June 30, 2010)	79	79
Additional paid-in-capital	78,241	77,959
Unearned compensation - ESOP (466,394 shares unallocated at December 31, 2010 and
487,594 shares unallocated at June 30, 2010)	(4,664)	(4,876)
Unearned compensation - equity incentive plan	(1,224)	(1,450)
Retained earnings	30,428	29,781
Accumulated other comprehensive income	1,411	1,869
Treasury stock, at cost (1,127,935 shares at December 31, 2010 and 832,605 shares at June 30, 2010)	(11,565)	(8,589)
Total stockholders' equity	92,706	94,773
	$565,290	$584,039

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,648	$5,895	$11,464	$11,691
Debt securities	782	1,058	1,626	2,181
Dividends	2	4	3	7
Federal funds sold and other short-term investments	15	6	26	12
Total interest and dividend income	6,447	6,963	13,119	13,891

Interest expense:
Deposits	1,429	1,829	3,020	3,760
Borrowings	521	679	1,099	1,417
Total interest expense	1,950	2,508	4,119	5,177

Net interest income	4,497	4,455	9,000	8,714
Provision for loan losses	300	1,800	600	2,642
Net interest income, after provision for loan losses	4,197	2,655	8,400	6,072

Non-interest income:
Customer service fees	449	488	932	961
Gain on sales or calls of securities, net	1	12	8	14
Gain on sales of loans, net	208	17	390	45
Increase in cash surrender value of life insurance	105	106	211	212
Other	44	54	99	108
Total non-interest income	807	677	1,640	1,340

Non-interest expense:
Salaries and employee benefits	2,443	2,369	4,875	4,762
Occupancy and equipment	443	440	897	850
Data processing services	178	236	348	466
Advertising	183	289	356	492
Write-down of (gain on) Other Real Estate Owned	-	28	(15)	253
FDIC insurance and assessment expenses	150	135	308	270
Other general and administrative	850	833	1,670	1,549
Total non-interest expense	4,247	4,330	8,439	8,642

Income (loss) before income taxes	757	(998)	1,601	(1,230)

Income tax provision (benefit)	266	(328)	567	(398)

Net income (loss)	$491	$(670)	$1,034	$(832)

Earnings (loss) per share
Basic	$0.08	$(0.10)	$0.16	$(0.13)
Diluted	$0.08	$(0.10)	$0.16	$(0.13)

Weighted average shares outstanding
Basic	6,187,615	6,515,262	6,282,785	6,558,873
Diluted	6,241,092	6,515,262	6,326,979	6,558,873

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

Comprehensive loss:
Net loss	-	-	-	-	-	(832)	-	-	(832)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	680	-	680
Total comprehensive loss									(152)
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(406)	-	-	(406)
Common stock repurchased	(198,300)	-	-	-	-	-	-	(2,141)	(2,141)
Stock-based compensation	-	-	168	-	320	-	-	-	488
ESOP shares committed to be
allocated (21,200 shares)	-	-	9	212	-	-	-	-	221
Balance at December 31, 2009	7,248,452	$79	$77,780	$(5,088)	$(1,807)	$29,748	$1,187	$(7,231)	94,668

Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773
Comprehensive income:
Net income	-	-	-	-	-	1,034	-	-	1,034
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(458)	-	(458)
Total comprehensive income									576
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(387)	-	-	(387)
Common stock repurchased	(295,330)	-	-	-	-	-	-	(2,976)	(2,976)
Stock-based compensation	-	-	283	-	226	-	-	-	509
ESOP shares allocated or
committed to be allocated
(21,200 shares)	-	-	(1)	212	-	-	-	-	211
Balance at December 31, 2010	6,821,944	$79	$78,241	$(4,664)	$(1,224)	$30,428	$1,411	$(11,565)	$92,706

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,034	$(832)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	600	2,642
Net amortization of securities	67	74
Depreciation and amortization	383	363
Gain on sales or calls of securities, net	(8)	(14)
Loans originated for sale	(14,031)	(10,098)
Proceeds from loan sales	14,215	10,810
Gain on sales of loans, net	(390)	(45)
Write-down of (gain on) other real estate owned	(15)	253
Increase in cash surrender value of bank-owned
life insurance	(211)	(212)
Deferred tax benefit	-	2
Employee Stock Ownership Plan expense	212	221
Stock-based compensation	508	488
Net change in:
Accrued interest receivable	168	12
Other assets	(780)	(1,655)
Accrued expenses and other liabilities	1,223	(1,671)
Net cash provided by operating activities	2,975	338

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	359
Maturities and calls	26,318	6,482
Principal payments	16,191	16,411
Purchases	(43,282)	(14,473)
Purchase of loans	-	(2,357)
Proceeds from sale of Other Real Estate Owned	375	232
Loan originations, net of principal payments	18,040	(22,756)
Purchase of premises and equipment	(622)	(822)
Net cash provided (used) by investing activities	17,020	(16,924)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended December 31,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	(8,980)	22,940
Net change in repurchase agreements	2,899	(773)
Net change in short-term borrowings	-	(1,500)
Repayment of long-term debt	(11,856)	(9,857)
Net change in mortgagors' escrow accounts	32	96
Repurchase of common stock	(2,976)	(2,141)
Payment of dividends on common stock	(387)	(406)
Net cash provided (used) by financing activities	(21,268)	8,359

Net change in cash and cash equivalents	(1,273)	(8,227)

Cash and cash equivalents at beginning of period	30,033	36,248

Cash and cash equivalents at end of period	$28,760	$28,021

Supplemental cash flow information:
Interest paid on deposits	$3,021	$3,760
Interest paid on borrowings	1,127	1,448
Income taxes paid	48	272
Transfer from loans to OREO	438	56

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2010 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2010 included in the Company’s most recent Annual Report on Form 10-K filed by the Company  with the Securities and Exchange Commission (“SEC”) on September 7, 2010.

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

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.  This update is effective for modifications of loans accounted for with pools in the first interim or annual period ending on or after July 15, 2010.  This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition.  It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  This update has no impact on the Company’s consolidated financial statements.

In May 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, This is an update to Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging and is effective for fiscal quarters beginning after June 15, 2010. This ASU clarifies that the scope exception in Paragraphs 815-15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another.  This would apply to a securitization that is issued in several tranches and one tranche is subordinate to another tranche of the same securitization. Under these circumstances the embedded credit derivative does not have to be analyzed under the above paragraphs for possible bifurcation.  This update did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and were adopted by the Company as of December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and were adopted by the Company as of January 1, 2011. The FASB, in January 2011, has issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

Earnings per share for the three and six month periods ended December 31, 2010 and 2009 have been computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net income (loss) applicable to common stock (in thousands)	$491	$(670)	$1,034	$(832)

Average number of shares issued	7,949,879	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(473,347)	(515,748)	(478,665)	(521,066)
Less: average treasury stock	(1,103,781)	(666,702)	(1,005,445)	(617,773)
Less: average unvested restricted stock awards	(185,136)	(252,167)	(182,984)	(252,167)
Average number of basic shares outstanding	6,187,615	6,515,262	6,282,785	6,558,873

Plus: dilutive unvested restricted stock awards	53,477	-	44,194	-
Plus: dilutive stock option shares	-	-	-	-
Average number of diluted shares outstanding	6,241,092	6,515,262	6,326,979	6,558,873

Basic earnings (loss) per share	$0.08	$(0.10)	$0.16	$(0.13)
Diluted earnings (loss) per share	$0.08	$(0.10)	$0.16	$(0.13)

There were 558,000 stock options for the three and six months ended December 31, 2010 and 553,000 stock options for the three and six months ended December 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive. There were 317,996 shares of restricted stock for the three and six months ending December 31, 2009 that were excluded from the diluted earnings per share because their effect is anti-dilutive.

4. Dividends

On November 2, 2010, the Company declared a cash dividend of $0.03 per common share which was paid on November 29, 2010 to stockholders of record as of the close of business on November 12, 2010.

On February 1, 2011, the Company declared a cash dividend of $0.03 per common share which is payable on February 25, 2011 to stockholders of record as of the close of business on February 11, 2011.

5. Loan Commitments

Outstanding loan commitments totaled $78.3 million at December 31, 2010, compared to $74.8 million as of June 30, 2010. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and federal funds sold and other short-term investments approximate fair values.

Securities available for sale: The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, corporate bonds and other obligations, residential mortgage-backed securities and marketable equity securities. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.  These values are not adjusted by the Company.

Federal Home Loan Bank of Boston Stock: The carrying amount of Federal Home Loan Bank (“FHLB”) stock approximates fair value based upon the redemption provisions of the FHLB.

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

Deposits and mortgage escrow accounts: The fair values for non-certificate accounts and mortgage escrow accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2010 and June 30, 2010 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$4,502	$-	$4,502
Corporate bonds	-	989	-	989
Residential mortgage-backed securities:
Agency	-	97,491	-	97,491
Non-agency	-	7,417	-	7,417
Total debt securities	-	110,399	-	110,399
Marketable equity securities	935	-	-	935
Mortgage servicing rights	-	437	-	437
Total assets at fair value	$935	$110,836	$-	$111,771

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2010.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$10,027	$-	$10,027
Residential mortgage-backed securities:
Agency	-	91,876	-	91,876
Non-agency	-	9,097	-	9,097
Total debt securities	-	111,000	-	111,000
Marketable equity securities	379	-	-	379
Mortgage servicing rights	-	501	-	501
Total assets at fair value	$379	$111,501	$-	$111,880

Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles (“GAAP”).  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010.

				Gains (Losses)	Gains (Losses)
				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	December 31, 2010	December 31, 2010
	(Dollars in thousands)
Impaired loans	$-	$-	$3,280	$245	$(201)
Other real estate owned	-	-	989	-	-
Total assets	$-	$-	$4,269	$245	$(201)

The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009.

				Gains (Losses)	Gains (Losses)
				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	December 31, 2009	December 31, 2009
	(Dollars in thousands)
Impaired loans	$-	$-	$5,718	$(1,507)	$(1,887)
Other real estate owned	-	-	933	(21)	(21)
Total assets	$-	$-	$6,651	$(1,528)	$(1,908)

During the three and six months ended December 31, 2010 and 2009 there were no transfers from levels 1, 2, or 3.

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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,		June 30,
	2010		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,760	$28,760	$30,033	$30,033
Securities available for sale	111,334	111,334	111,379	111,379
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	1,139	1,139	933	933
Loans, net	393,536	408,778	412,614	432,845
Accrued interest receivable	1,583	1,583	1,751	1,751
Mortgage servicing rights (1)	437	437	501	501

Financial liabilities:
Deposits	411,080	414,652	420,060	422,968
Securities sold under agreements to repurchase	9,705	9,705	6,806	6,806
Long-term debt	46,340	48,933	58,196	61,459
Mortgagors' escrow accounts	881	881	849	849

(1) Included in other assets.

7. Securities Available For Sale

 The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$4,500	$7	$5	$4,502
Corporate bonds	995	-	6	989
Residential mortgage-backed securities:
Agency	95,123	2,631	263	97,491
Non-agency	7,450	114	147	7,417
Total debt securities	108,068	2,752	421	110,399
Marketable equity securities	1,066	1	132	935
Total securities available for sale	$109,134	$2,753	$553	$111,334

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$9,992	$35	$-	$10,027
Residential mortgage-backed securities:
Agency	88,842	3,050	(16)	91,876
Non-agency	9,024	184	(111)	9,097
Total debt securities	107,858	3,269	(127)	111,000
Marketable equity securities	561	-	(182)	379
Total securities available for sale	$108,419	$3,269	$(309)	$111,379

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2010 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	5,495	5,491
Total bonds and obligations	5,495	5,491
Residential mortgage-backed securities:
Agency	95,123	97,491
Non-agency	7,450	7,417
Total debt securities	$108,068	$110,399

At December 31, 2010 and June 30, 2010, the carrying value of securities pledged to secure repurchase agreements was $11,652,000 and $8,265,000, respectively.

The industries represented by our marketable equity securities portfolio are as follows:
	December 31, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Aerospace/Defense	$49	$49
Banks	100	59
Biotechnology	56	38
Cosmetics/Personal	51	52
Electronics	52	50
Environmental	51	52
Food	102	100
Healthcare - products	127	98
Household products	50	51
Insurance	77	62
Media	50	46
Pharmaceuticals	50	50
Retail	201	178
Telecommunications	50	50
Total equity securities	$1,066	$935

Information pertaining to securities with gross unrealized losses at December 31, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010:
Government-sponsored enterprise obligations	$5	$2,495	$-	$-
Corporate bonds	6	989	-	-
Residential mortgage-backed securities:
Agency	259	21,278	4	830
Non-agency	-	-	147	2,988
Marketable equity securities	3	349	129	432
	$273	$25,111	$280	$4,250

June 30, 2010:
Residential mortgage-backed securities:
Agency	$9	$1,031	$7	$1,309
Non-agency	42	591	69	3,002
Marketable equity securities	-	-	182	379
	$51	$1,622	$258	$4,690

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There were no impairment charges recognized for the three or six months ended December 31, 2010 and December 31, 2009.

At December 31, 2010, twenty-five debt securities had unrealized losses with aggregate depreciation of 1.5% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the Federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At December 31, 2010, we held twenty-two securities issued by private mortgage originators that had an amortized cost of $7.5 million and a fair value of $7.4 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of December 31, 2010. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

        At December 31, 2010, sixteen marketable equity securities had unrealized losses with aggregate depreciation of 14.5% from the Company's cost basis. The majority of these unrealized losses relate to the banking, retail, healthcare, and insurance industries. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. Because management has the intent and ability to hold equity securities for a reasonable period for recovery, no declines are deemed to be other than temporary.

8. Loans

The following is a summary of past due and non-accrual loans at December 31, 2010:

	December 31, 2010
				Past Due 90
	30-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$337	$2,271	$2,608	$-	$2,902
Commercial real estate	4,751	2,943	7,694	-	3,194
Home equity:
First lien	-	50	50	-	104
Second lien	29	402	431	-	595
Construction:
Residential construction	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial	439	320	759	-	1,722
Consumer:
Manufactured homes	127	-	127	-	30
Other	5	-	5	-	6
Total	$5,688	$5,986	$11,674	$-	$8,553

As of December 31, 2010 loans on non-accrual totaled $8.6 million which consisted of $6.0 million in loans that were 90 days or greater past due, $2.3 million in loans that are current or less than 30 days past due and $295,000 in loans that are 30-89 days past due. The loans that are less than 90 days past due were previously on non-accrual and it is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms. Commercial non-accrual loans less than 90 days past due were $1.4 million, 1-4 family residential non-accrual loans less than 90 days past due were $632,000, commercial real estate non-accrual loans less than 90 days past due were $251,000, home equity second lien non-accrual loans less than 90 days past due were $193,000, home equity first lien non-accrual loans less than 90 days past due were $54,000, manufactured home non-accrual loans less than 90 days past due were $30,000 and other consumer non-accrual loans less than 90 days past due were $6,000.

The following is a summary of impaired loans at December 31, 2010:

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,011	$1,011	$-
Commercial real estate	2,273	2,273	-
Home equity:
Second lien	184	184	-
Construction:
Commercial construction	1,736	1,736	-
Other loans:
Commercial	3,822	3,822	-
Total	9,026	9,026	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	934	1,155	221
Commercial real estate	4,606	5,415	809
Home equity:
First lien	25	50	25
Second lien	-	37	37
Other loans:
Commercial	1,659	1,758	99
Total	7,224	8,415	1,191

Total impaired loans	$16,250	$17,441	$1,191

No additional funds are committed to be advanced in connection with impaired loans. The $17.4 million of impaired loans above include $8.6 million of non-accrual loans and $4.7 million of accruing troubled debt restructured loans as of December 31, 2010. The remaining $4.2 million are loans that the Company believes based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and June 30, 2010, the Company was servicing loans for participants aggregating $29,757,000 and $29,645,000, respectively.

Information pertaining to the allowance for loan losses at December 31, 2010 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer
	(In Thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$221	$809	$25	$37	$-	$-	$98	$-	$-

Amount of allowance for loan losses for loans not deemed to be impaired	794	2,023	168	334	44	267	1,188	-	65

Loans deemed to be impaired as of December 31, 2010	2,166	7,688	50	221	-	1,736	5,580	-	-

Loans not deemed to be impaired as of December 31, 2010	117,912	126,542	23,191	40,148	4,108	13,822	29,713	19,874	4,174

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for all loans as follows:

Loans rated 1 – 5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial construction and commercial loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. All credits rated 6 or worse are reviewed on a quarterly basis by management. At origination, management assigns risk ratings to 1-4 family residential loans, home equity loans, residential construction loans, manufactured home loans, and other consumer loans. The Company updates these risk ratings as needed.

The following table presents the Company’s loans by risk rating at December 31, 2010:

	1-4 Family Residential	Commercial Real Estate	Commercial Construction	Commercial	Residential Construction
Loans rated 1-5	$116,756	$105,110	$13,822	$25,085	$4,108
Loans rated 6	794	15,404	1,426	4,817	-
Loans rated 7	1,601	10,631	310	5,023	-
Loans rated 8	927	3,085	-	368	-
Loans rated 9	-	-	-	-	-
	$120,078	$134,230	$15,558	$35,293	$4,108

	Manufactured Homes	Home Equity First Lien	Home Equity Second Lien	Consumer
Loans rated 1-5	$19,509	$23,021	$39,585	$4,137
Loans rated 6	302	135	246	36
Loans rated 7	63	35	408	-
Loans rated 8	-	50	130	1
Loans rated 9	-	-	-	-
	$19,874	$23,241	$40,369	$4,174

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at December 31, 2010 and June 30, 2010 and our consolidated results of operations for the three months and six months ended December 31, 2010 and  2009, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations, which are further described below.

Specific allocation

Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We also analyze historical loss experience, delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended December 31, 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout Massachusetts and Connecticut. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management requires annual borrower financial statements, obtains rent rolls annually and continually monitors the cash flows of these loans.

Home equity loans - Loans in this segment are secured by first or second mortgages on 1-4 family owner occupied properties, and were generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. Under our current underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

Residential construction loans – Loans in this segment primarily include non-speculative real estate loans. All loans in this segment are collateralized by 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial construction loans – Loans in this segment primarily include non-speculative real estate loans. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Manufactured home loans – Loans in this segment are generally secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has a cash reserve account for manufactured home loans that can be used for any pre-payments and losses.

Other consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process concentrates on non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance or possible charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

Our primary lending emphasis has been the origination and purchase of residential mortgage loans, commercial real estate mortgages and commercial credits. We also originate home equity loans and home equity lines of credit and look to purchase manufactured home loans from a third party. As a local community bank within a small footprint, these activities result in a loan concentration in mortgages secured by real property located in Western Massachusetts and Northern Connecticut. Based on the composition of our loan portfolio, we believe the primary risks to loan losses are increases in interest rates, a decline in the general economy, and a decline in real estate market values and values of local businesses in Western Massachusetts. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by the Company to determine that the resulting values reasonably reflect amounts realizable on the related loans.

   Effect if Actual Results Differ from Assumptions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment changes. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the Massachusetts Department of Banking, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Effect if Actual Results Differ from Assumptions. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets or deferred tax liabilities could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our net deferred tax asset in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on the Company’s earnings. In addition, if actual factors and conditions differ materially from those used by management, the Company could incur penalties and interest imposed by the Internal Revenue Service.

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

GAAP provides that foreclosed real estate received in full satisfaction of a loan, provided that the real estate will be sold, is to be recorded at the time of foreclosure at its fair value less estimated costs to sell.  This amount becomes the “cost” of the foreclosed real estate.  According to FASB guidance, estimated costs to sell are the incremental direct costs to transact a sale, which include broker commissions, legal and title transfer fees, and closing costs that must be incurred before legal title can be transferred.  When foreclosed real estate is received in full satisfaction of a loan, the amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell the property, the difference is a loss which must be charged to the Bank’s allowance for loan losses at the time of foreclosure.  The recorded amount of the loan at the time of foreclosure is the unpaid balance of the defaulted loan adjusted for any unamortized premium or discount and unamortized loan fees or costs, less any amount previously charged off, plus recorded accrued interest.  The amount of any senior debt (principal and accrued interest) to which foreclosed real estate is subject at the time of foreclosure must be reported as a liability in the Financial Statements as “other borrowed money."  If the fair value (less estimated costs to sell) of the property exceeds the recorded amount of the loan, the excess is to be reported as a recovery of a previous charge-off or in current earnings, as appropriate.  Real estate received in partial satisfaction of a loan is to be similarly accounted for and the recorded amount of the loan is to be reduced by the fair value (less estimated costs to sell) of the asset received at the time of foreclosure.  Legal fees and other direct costs incurred by the Bank in a foreclosure are to be included in expenses when they are incurred.

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

Effect if Actual Results Differ from Assumptions.  Should any subsequent appraisals of the property indicate that a decrease in value has occurred since the initial acquisition, one of the following actions should be taken:

1.	A write-down of the recorded investment (book value) to fair value less estimated costs to sell; or

2.	An addition to the valuation reserve in an amount equal to or greater than the excess of recorded investment over fair value less estimated costs to sell should be established.

Comparison of Financial Condition (unaudited) at December 31, 2010 and June 30, 2010

Overview

Total Assets. The Company’s total assets decreased $18.7 million or 3.2% from $584.0 million at June 30, 2010 to $565.3 million at December 31, 2010. Net loans, including loans held for sale, decreased $18.9 million or 4.6% to $394.7 million at December 31, 2010, and security balances remained consistent as of December 31, 2010 compared to June 30, 2010. Cash and cash equivalents decreased $1.3 million or 4.2% from $30.0 million at June 30, 2010 to $28.8 million at December 31, 2010.  The decrease in loans was partially related to the payoff of two loans, one that had a balance of $6.7 million and another problem credit that had a $1.5 million balance.

Total deposits decreased $9.0 million or 2.1% from $420.1 at June 30, 2010 to $411.1 million at December 31, 2010, long-term debt decreased $11.9 million or 20.4% from $58.2 million at June 30, 2010 to $46.3 million at December 31, 2010 and total stockholders’ equity decreased $2.1 million or 2.2% from $94.8 million at June 30, 2010 to $92.7 million at December 31, 2010. The primary reason for the decrease in deposits was due to the payout of one certificate which totaled $6.7 million.

Investment Activities. Securities available for sale decreased $46,000 to $111.3 million at December 31, 2010. Obligations issued by government-sponsored enterprises decreased at December 31, 2010. Corporate bonds and other obligations, mortgage-backed securities and common stock increased at December 31, 2010.  The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.
	At December 31,		At June 30,
	2010		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale:
Government-sponsored enterprises	$4,500	$4,502	$9,992	$10,027
Corporate bonds	995	989	-	-
Residential mortgage-backed securities:
Agency	95,123	97,491	88,842	91,876
Non-agency	7,450	7,417	9,024	9,097
Total debt securities	108,068	110,399	107,858	111,000

Marketable equity securities	1,066	935	561	379
Total securities available for sale	109,134	111,334	108,419	111,379
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233
Total securities	$114,367	$116,567	$113,652	$116,612

Net Loans. Total net loans, at December 31, 2010 were $393.5 million, a decrease of $19.1 million or 4.6% from $412.6 million at June 30, 2010. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At December 31, 2010		At June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$120,078	30.25%	$130,977	31.49%
Commercial real estate	134,230	33.82	138,746	33.35
Home equity:
First lien	23,241	5.86	22,600	5.43
Second lien	40,369	10.17	42,406	10.19
Construction:
Residential construction	4,108	1.03	3,730	0.90
Commercial construction	15,558	3.92	9,730	2.34
Total mortgage loans on real estate	337,584	85.05	348,189	83.70

Other loans:
Commercial	35,293	8.89	42,539	10.23
Consumer:
Manufactured homes	19,874	5.01	20,997	5.05
Other	4,174	1.05	4,260	1.02
Total other loans	59,341	14.95	67,796	16.30
Total loans	396,925	100.00%	415,985	100.00%
Other items:
Net deferred loan costs	2,685		2,943
Allowance for loan losses	(6,074)		(6,314)
Total loans, net	$393,536		$412,614

Residential real estate loans decreased $10.9 million or 8.3%, to $120.1 million, commercial loans decreased $7.2 million or 17.0%, to $35.3 million, commercial real estate loans decreased $4.5 million or 3.3%, to $134.2 million, home equity second lien loans decreased $2.0 million, or 4.8%, to $40.4 million and manufactured home loans decreased $1.1 million, or 5.3%, to $19.9 million at December 31, 2010 as compared to June 30, 2010. The decrease in commercial loans was primarily related to the payoff of two loans, one that had a balance of $6.7 million and a problem credit that had a $1.5 million balance.  Commercial construction loans increased $5.8 million or 59.9%, to $15.6 million, home equity first lien loans increased $641,000, or 2.8%, to $23.2 million and residential construction loans increased $378,000 or 10.1%, to $4.1 million at December 31, 2010 as compared to June 30, 2010. The decrease in commercial real estate loans, home equity second lien loans and consumer loans is due to a decrease in loan demand.  The increase in construction loans is due to new non-speculative loans which will be financed by the Company at the end of the construction period and scheduled advances on existing loans.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the six months ended December 31, 2010, loans sold totaled $14.0 million. Of the $14.0 million sold, $3.2 million were sold on a servicing released basis, and $10.8 million were sold on a servicing retained basis.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At December 31,	At June 30,
	2010	2010
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans on real estate:
1-4 family residential	$2,902	$2,763
Commercial real estate	3,194	1,200
Home equity:
First lien	104	155
Second lien	595	506
Commercial	1,722	936
Consumer:
Manufactured homes	30	123
Other	6	9
Total non-accrual loans	8,553	5,692

Total loans 90 days delinquent and still accruing	-	-
Total non-performing loans	8,553	5,692
Other real estate owned	989	911
Total non-performing assets	$9,542	$6,603

Troubled debt restructurings, not reported above	$4,703	$4,836

Ratios:
Non-performing loans to total loans	2.15%	1.37%
Non-performing assets to total assets	1.69%	1.13%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Non-performing assets totaled $9.5 million or 1.69% of total assets, at December 31, 2010 compared to $6.6 million, or 1.13% of total assets, at June 30, 2010. Total non-performing assets at December 31, 2010 included $8.6 million of non-performing loans and $989,000 of other real estate owned. From June 30, 2010 to December 31, 2010, commercial real estate non-performing loans have increased $2.0 million, commercial non-performing loans have increased $786,000, residential mortgage loans have increased $139,000 and a partial offset to these increases was a decrease in consumer non-performing loans of $58,000. At December 31, 2010, the Company had nine troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $5.2 million, of which $508,000 is on non-accrual status. The interest income recorded from these loans amounted to approximately $151,000 for the six month period ended December 31, 2010. At June 30, 2010, the Company had ten troubled debt restructurings consisting of commercial and mortgage loans totaling approximately $5.5 million, of which $712,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $264,000 for the year ended June 30, 2010.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the nature of collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased to $17.4 million at December 31, 2010 from $ 16.3 million at June 30, 2010 as a result of the continuing economic downturn in the greater Springfield Area as evidenced by poor payment performance and current financial information received from borrowers. The Company established specific reserves aggregating $1.2 million and $1.4 million for impaired loans at December 31, 2010 and June 30, 2010, respectively.  Such reserves relate to fourteen impaired loans with a carrying value of $8.4 million, and are based on management’s analysis of estimated underlying collateral values or the expected cash flows and include $266,000 related to troubled debt restructurings at December 31, 2010.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2010, the Company had eight properties with a carrying value of $989,000 classified as OREO. Two of these properties were commercial real estate properties valued at $475,000, and one property was a commercial construction project valued at $315,000. Five properties were manufactured homes valued at $312,000, however, there is a specific valuation reserve of $113,000 with respect to such properties. Any losses on the manufactured housing portfolio would only impact the cash reserve specifically maintained for manufactured housing loans.

Allowance for Loan Losses. The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$6,328	$4,587	$6,314	$3,742
Charge-offs:
Mortgage loans on real estate		(39)		(39)
Other loans:
Commercial business	(535)	(65)	(821)	(65)
Consumer and other	(20)	(28)	(22)	(28)
Total other loans	(555)	(93)	(843)	(93)
Total charge-offs	(555)	(132)	(843)	(132)
Recoveries:
Mortgage loans on real estate	-	-	2	-
Other loans:
Commercial business	-	-		3
Consumer and other	1	1	1	1
Total other loans	1	1	1	4
Total recoveries	1	1	3	4
Net charge-offs	(554)	(131)	(840)	(128)
Provision for loan losses	300	1,800	600	2,642

Balance at end of period	$6,074	$6,256	$6,074	$6,256

Ratios:
Net charge-offs to average loans outstanding	0.14%	0.03%	0.21%	0.03%
Allowance for loan losses to non-performing loans at end of period	71.02%	66.04%	71.02%	66.04%
Allowance for loan losses to total loans at end of period	1.53%	1.52%	1.53%	1.52%

For the six months ended December 31, 2010, total charge-offs were $843,000. These charge-offs were primarily due to four commercial loan relationships. The allowance for loan losses to non-performing loans has increased from 66.0% at December 31, 2009 to 71.0% at December 31, 2010. The allowance for loan losses to total loans has increased slightly from 1.52% at December 31, 2009 to 1.53% at December 31, 2010

Loan Servicing.  In the ordinary course of business, the Company sells real estate loans to the secondary market.  The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balance of the loans serviced.  The company recognizes servicing assets each time it undertakes an obligation to service loans sold.  Calculation of the fair value of mortgage servicing assets is based on Service Release Premium (“SRP”) rates for conforming fixed rate mortgages obtained from an independent third party.  SRP rates vary based on the outstanding balances of the mortgages and are periodically adjusted based on mortgage prepayments and market conditions.

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Fair value at beginning of period	$481	$662	$501	$656
Capitalized servicing assets	36	5	71	38
Changes in fair value	(80)	(71)	(135)	(98)
Fair value at end of period	$437	$596	$437	$596

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended December 31, 2010, and 2009, amounts recognized for loans servicing fees amounted to $81,000, and $72,000, respectively, which are included in other non-interest income in the statement of operations.  For the six month periods ended December 31, 2010, and 2009, amounts recognized for loans servicing fees amounted to $144,000, and $99,000, respectively. The unpaid principal balance of mortgages serviced for others was $54.3 million and $49.8 million at December 31, 2010 and June 30, 2010, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2010		2010
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$52,462	12.76%	$52,090	12.40%
Savings deposits	79,015	19.22	82,040	19.53
Money market	49,483	12.04	43,414	10.34
NOW accounts	29,552	7.19	29,578	7.04
Total transaction accounts	210,512	51.21	207,122	49.31
Certificates of deposit	200,568	48.79	212,938	50.69

Total deposits	$411,080	100.00%	$420,060	100.00%

Deposits decreased $9.0 million, or 2.1%, to $411.1 million at December 31, 2010 from $420.1 million at June 30, 2010. Certificates of deposit decreased $12.4 million savings accounts decreased $3.0 million and NOW accounts decreased $26,000. A partial offset to these decreases was an increase in money market accounts of $6.1 million, and an increase in demand deposits of $372,000. The primary reason for the decrease in certificates of deposit was due to the payout of one certificate which totaled $6.7 million.  This certificate was collateral for a commercial loan which has been paid off.

Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $9.0 million, or 13.8%, to $56.0 million at December 31, 2010 from $65.0 million at June 30, 2010. Repayments of advances from the FHLB were $11.9 million and repurchase agreements increased $2.9 million.

Stockholders’ Equity. In June 2010, the Company announced that its Board of Directors authorized a third stock repurchase program for the purchase of up to 357,573 shares of the Company’s common stock, or approximately 5% of its outstanding common stock (the “Repurchase Program”). Stockholders’ equity decreased $2.1 million, or 2.2%, to $92.7 million at December 31, 2010 from $94.8 million at June 30, 2010. Between June 30, 2010 and December 31, 2010 the Company repurchased 284,830 shares of Company’s common stock for $3.0 million, at an average price of $10.08 per share pursuant to the Company’s third Stock Repurchase Program. In addition the Company purchased 10,500 shares of Company stock, at $9.95 per share, from Hampden Bank Charitable Foundation in the first quarter of fiscal 2011. The decrease due to stock repurchased was partially offset by the net income for the six months of $1.0 million.  Our ratio of capital to total assets increased slightly to 16.4% as of December 31, 2010 from 16.2% at June 30, 2010.

Comparison of Operating Results (unaudited) for the Three Months Ended December 31, 2010 and December 31, 2009

Net Income. The Company had net income for the three months ended December 31, 2010 of $491,000, or $0.08 per basic and fully diluted share, as compared to a net loss of $670,000, or $(0.10) per basic and fully diluted share, for the same period in 2009. The reason for the increase in net income was due to a decrease in the provision for loan losses of $1.5 million, or 83.3%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Also, for the three month period ended December 31, 2010, interest expense decreased by $558,000 compared to the three month period ended December 31, 2009. This decrease in interest expense was due to a decrease in deposit interest expense of $400,000 and a decrease in borrowing interest expense of $158,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. A partial offset to this was a decrease in interest and dividend income, including fees, of $516,000, or 7.4%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. This decrease in interest income was mainly due to a decrease in debt securities income of $276,000 and a decrease in loan income of $247,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

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

	Three Months Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$398,164	$5,648	5.67%	$410,136	$5,895	5.75%
Investment securities	104,030	784	3.01%	113,038	1,062	3.76%
Federal funds sold and other short-term investments	13,669	15	0.44%	13,495	6	0.18%
Total interest earning assets	515,863	6,447	5.00%	536,669	6,963	5.19%
Non-interest earning assets	53,417			37,508
Total assets	$569,280			$574,177

Interest-bearing liabilities:
Savings deposits	$80,589	92	0.46%	$75,107	170	0.91%
Money market	46,463	66	0.57%	45,667	112	0.98%
NOW and other checking accounts	81,941	45	0.22%	68,599	65	0.38%
Certificates of deposit	202,522	1,226	2.42%	207,467	1,482	2.86%
Total deposits	411,515	1,429	1.39%	396,840	1,829	1.84%
Borrowed funds	50,862	521	4.10%	74,538	679	3.64%
Total interest-bearing liabilities	462,377	1,950	1.69%	471,378	2,508	2.13%
Non-interest bearing liabilities	13,619			6,537
Total liabilities	475,996			477,915
Equity	93,284			96,262
Total Liabilities and equity	$569,280			$574,177

Net interest income		$4,497			$4,455
Net interest rate spread (3)			3.31%			3.06%
Net interest-earning assets (4)	$53,486			$65,291

Net interest margin (5)			3.49%			3.32%
Average interest-earning assets to interest-bearing liabilities			111.57%			113.85%

(1)	Yields and rates for the three months ended December 31, 2010 and 2009 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$(171)	$(76)	$(247)
Investment securities	(80)	(198)	(278)
Federal funds sold and other short-term investments	0	9	9
Total interest income	(250)	(266)	(516)

Interest expense:
Savings deposits	12	(90)	(78)
Money market	2	(48)	(46)
NOW and other checking accounts	11	(31)	(20)
Certificates of deposits	(35)	(221)	(256)
Total deposits	(9)	(391)	(400)
Borrowed funds	(235)	77	(158)
Total interest expense	(245)	(313)	(558)
Change in net interest income	$(6)	$48	$42

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended December 31, 2010 was $4.5 million, an increase of $42,000 or 0.9%, over the same period of 2009. This was primarily due to a decrease in the average cost of deposits of 45 basis points to 1.39% for the three months ended December 31, 2010 over the same period in 2009, as well as a decrease in interest income of $516,000 for the three months ended December 31, 2010 and a decrease of $23.7 million in the average balance of borrowings or the three months ended December 31, 2010 over the same period in 2009.

Interest income. Interest income for the three months ended December 31, 2010 decreased $516,000, or 7.4%, to $6.4 million over the same period of 2009. For the three months ended December 31, 2010, average outstanding loans decreased $12.0 million, or 2.9%, from the average for the three month period ended December 31, 2009. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages, which is contributing to the decrease in average outstanding loans as well as the decrease in interest income. For the three months ended December 31, 2010, average outstanding investment securities decreased $9.0 million or 8.0% from the average for the three month period ended December 31, 2009.  The average yield on interest earning assets decreased 19 basis points to 5.00% for the three months ended December 31, 2010, compared to 5.19% for the same period in 2009.

Interest Expense. Interest expense decreased $558,000, or 22.3%, to $2.0 million for the three months ended December 31, 2010. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of borrowed funds due to the Company paying off some higher rate borrowings. The average cost of funds decreased to 1.69% for the three months ended December 31, 2010, a decrease of 44 basis points from a cost of funds of 2.13% for the same period in 2009. The decrease in the cost of funds is due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts.

Provision for Loan Losses. The Company’s provision for loan loss expense was $300,000 for the three months ended December 31, 2010 compared to $1.8 million for the three months ended December 31, 2009.  The reason for the large provision in loan loss expense for the three months ended December 31, 2009 was primarily due to our concern over one large lending relationship, as well as increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. As of December 31, 2010, the Company’s total allowance for loan losses of $6.1 million decreased slightly from $6.3 million at June 30, 2010. The change in the allowance is because the Company charged-off loan balances totaling $555,000 during the three month period ended December 31, 2010 and $843,000 during the six month period ended December 31, 2010.  The allowance for loan losses remained relatively unchanged at 1.53% of total loans as of December 31, 2010 compared to 1.52% of total loans as of December 31, 2009 as a result of decreased allowance for loan loss and a decrease in gross loans outstanding.

            Non-interest Income. Total non-interest income totaled $807,000 for the three months ended December 31, 2010, an increase of $130,000 from the same period a year ago. This increase is due to an increase in gain on sales of loans of $191,000 for the three months ended December 31, 2010 compared to the same period a year ago. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages.

Non-interest Expense. Non-interest expense decreased $83,000, or 1.9%, to $4.2 million for the three months ended December 31, 2010 compared to the same period for 2009. This decrease was largely due to a decrease in advertising expense of $106,000, a decrease in data processing services of $58,000 and a decrease in write-down on the sale of other real estate owned of $28,000,.  These decreases were offset by increases in salary and employee benefit expense of $74,000, other general and administrative expense of $17,000, FDIC insurance and assessment expenses of $15,000 and occupancy and equipment expense of $3,000.

Income Taxes. Income tax expense increased $594,000 for the three months ended December 31, 2010 compared to the same period for 2009. Our combined federal and state effective tax rate was 35.1% for the three months ended December 31, 2010 compared to 32.9% for the three months ended December 31, 2009. The primary reason for the increase in income tax expense and effective tax rate was due to the change in the estimated effective state tax rate in fiscal 2010 decreasing the December 31, 2009 effective rate.

Comparison of Operating Results (unaudited) for the Six Months Ended December 31, 2010 and December 31, 2009

Net Income. The Company had net income for the six months ended December 31, 2010 of $1.0 million, or $0.16 per basic and fully diluted share, as compared to a net loss of $832,000, or $(0.13) per basic and fully diluted share, for the same period in 2009. The reason for the increase in net income was due to a decrease in the provision for loan losses of $2.0 million, or 77.3%, for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. Also, for the six month period ended December 31, 2010, interest expense decreased by $1.1 million compared to the six month period ended December 31, 2009. This decrease in interest expense was due to a decrease in deposit interest expense of $740,000 and a decrease in borrowing interest expense of $318,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. A partial offset to this was a decrease in interest and dividend income, including fees, of $772,000, or 5.6%, for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. This decrease in interest income was mainly due to a decrease in debt securities income of $554,000 and a decrease in loan income of $228,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

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

	Six Months Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$406,172	$11,463	5.64%	$404,470	$11,691	5.78%
Investment securities	105,664	1,630	3.09%	114,119	2,188	3.83%
Federal funds sold and other short-term investments	12,332	26	0.42%	14,547	12	0.16%
Total interest earning assets	524,168	13,119	5.01%	533,136	13,891	5.21%
Non-interest earning assets	50,461			36,107
Total assets	$574,629			$569,243

Interest-bearing liabilities:
Savings deposits	$81,019	208	0.51%	$74,156	358	0.97%
Money market	44,535	134	0.60%	44,281	229	1.03%
NOW and other checking accounts	80,969	94	0.23%	66,236	127	0.38%
Certificates of deposit	207,352	2,584	2.49%	204,595	3,046	2.98%
Total deposits	413,875	3,020	1.46%	389,268	3,760	1.93%
Borrowed funds	53,786	1,099	4.09%	76,850	1,417	3.69%
Total interest-bearing liabilities	467,661	4,119	1.76%	466,118	5,177	2.22%
Non-interest bearing liabilities	12,904			6,590
Total liabilities	480,565			472,708
Equity	94,064			96,535
Total Liabilities and equity	$574,629			$569,243

Net interest income		$9,000			$8,714
Net interest rate spread (3)			3.24%			2.99%
Net interest-earning assets (4)	$56,507			$67,018

Net interest margin (5)			3.43%			3.27%
Average interest-earning assets to interest-bearing liabilities			112.08%			114.38%

(1)	Yields and rates for the six months ended December 31, 2010 and 2009 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$49	$(277)	$(228)
Investment securities	(153)	(405)	(558)
Federal funds sold and other	(2)	16	14
Total interest income	(106)	(666)	(772)

Interest expense:
Savings deposits	31	(181)	(150)
Money market	1	(96)	(95)
NOW and other checking accounts	24	(57)	(33)
Certificates of deposits	41	(503)	(462)
Total deposits	98	(838)	(740)
Borrowed funds	(459)	141	(318)
Total interest expense	(362)	(696)	(1,058)
Change in net interest income	$255	$31	$286

(1) Includes loans held for sale.

Net interest income. Net interest income for the six months ended December 31, 2010 was $9.0 million, an increase of $286,000 or 3.3%, over the same period of 2009. This was primarily due to a decrease in the average cost of deposits of 47 basis points to 1.46% for the six months ended December 31, 2010 over the same period in 2009, as well as a decrease in interest income of $772,000 for the six months ended December 31, 2010 over the same period in 2009.

Interest income. Interest income for the six months ended December 31, 2010 decreased $772,000, or 5.6%, to $13.1 million over the same period of 2009. For the six months ended December 31, 2010, average outstanding loans increased $1.7 million, or 0.4%, from the average for the six month period ended December 31, 2009. For the six months ended December 31, 2010, average outstanding investment securities decreased $8.5 million or 7.4% from the average for the six month period ended December 31, 2009.  The average yield on interest earning assets decreased 20 basis points to 5.01% for the six months ended December 31, 2010, compared to 5.21% for the same period in 2009.

Interest Expense. Interest expense decreased $1.1 million, or 20.4%, to $4.1 million for the six months ended December 31, 2010. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of borrowed funds due to the Company paying off some higher rate borrowings. The average cost of funds decreased to 1.76% for the six months ended December 31, 2010, a decrease of 46 basis points from a cost of funds of 2.22% for the same period in 2009.

Provision for Loan Losses. The Company’s provision for loan loss expense was $600,000 for the six months ended December 31, 2010 compared to $2.6 million for the six months ended December 31, 2009.  The reason for the large provision in loan loss expense for the six months ended December 31, 2009 was primarily due to our concern over one large lending relationship, as well as increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. As of December 31, 2010, the Company’s total allowance for loan losses of $6.1 million decreased slightly from $6.3 million at June 30, 2010.  This is because the Company charged off loan balances totaling $843,000 during the six month period ended December 31, 2010.  The allowance for loan losses remained relatively unchanged at 1.53% of total loans as of December 31, 2010 compared to 1.52% of total loans as of December 31, 2009 as a result of decreased allowance for loan loss and a decrease in gross loans outstanding.

            Non-interest Income. Total non-interest income totaled $1.6 million for the six months ended December 31, 2010, an increase of $300,000 from the same period a year ago. This increase is due to an increase in gain on sales of loans of $345,000 for the six months ended December 31, 2010 compared to the same period a year ago. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages.

Non-interest Expense. Non-interest expense decreased $203,000, or 2.4%, to $8.4 million for the six months ended December 31, 2010 compared to the same period for 2009. This decrease was largely due to a decrease in write-down on the sale of other real estate owned of $268,000, a decrease in advertising expense of $136,000 and a decrease in data processing services of $118,000.  These decreases were offset by increases in other general and administrative expense of $121,000, salary and employee benefit expense of $113,000, occupancy and equipment expense of $47,000 and FDIC insurance and assessment expenses of $38,000.

Income Taxes. Income tax expense increased $965,000 for the six months ended December 31, 2010 compared to the same period for 2009. Our combined federal and state effective tax rate was 35.4% for the six months ended December 31, 2010 compared to 32.4% for the six months ended December 31, 2009. The primary reason for the increase in income tax expense and effective tax rate was due to the change in the estimated effective state tax rate in fiscal 2010 decreasing the December 31, 2009 effective rate.

Minimum Regulatory Capital Requirements. As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of December 31, 2010 (unaudited) and June 30, 2010 are presented in the table below.
					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2010:

Total capital (to risk weighted assets):
Consolidated	$96,065	24.3%	$31,555	8.0%	N/A	N/A
Bank	76,636	19.6	31,243	8.0	$39,054	10.0

Tier 1 capital (to risk weighted assets):
Consolidated	91,120	23.1	$15,777	4.0	N/A	N/A
Bank	71,740	18.4	15,622	4.0	23,432	6.0

Tier 1 capital (to average assets):
Consolidated	91,120	16.0	$22,771	4.0	N/A	N/A
Bank	71,740	12.9	22,181	4.0	27,726	5.0

As of June 30, 2010:

Total capital (to risk weighted assets):
Consolidated	$96,860	23.4%	$33,145	8.0%	N/A	N/A
Bank	73,989	18.1	32,643	8.0	$40,803	10.0

Tier 1 capital (to risk weighted assets):
Consolidated	91,667	22.1	16,573	4.0	N/A	N/A
Bank	68,874	16.9	16,321	4.0	24,482	6.0

Tier 1 capital (to average assets):
Consolidated	91,667	15.8	23,152	4.0	N/A	N/A
Bank	68,874	12.4	22,305	4.0	27,882	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2010, cash and cash equivalents totaled $28.8 million, or 5.1% of total assets.

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

Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2010 and June 30, 2010.

	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Commitments to grant loans (1)	$15,177	$9,719
Commercial loan lines-of-credit (2)	24,647	23,262
Unused portions of home equity lines-of-credit (3)	30,893	30,074
Unused portion of construction loans (4)	3,276	7,333
Unused portion of mortgage loans	191	210
Unused portion of personal lines-of-credit (5)	1,933	1,983
Standby letters of credit (6)	2,135	2,200
Total loan commitments	$78,252	$74,781

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the six months ended December 31, 2010. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2010. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities –In June 2010,  the Company announced that its Board of Directors authorized a third stock repurchase program (“Repurchase Program”) for the purchase of up to 357,573 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company purchased 123,230 of its shares in the open market in the quarter ended December 31, 2010 at an average price of $10.12 per share.

On December 22, 2010, the Company announced that its Board of Directors authorized a fourth stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 339,170 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company will commence its fourth stock repurchase program immediately upon the completion of its third repurchase program.  Any repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company, and it is intended that the Stock Repurchase Program will complete all repurchases within twelve months after its commencement. There is no assurance that the Company will repurchase shares during any period.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	109,430	$10.11	109,430	52,343
November 1, 2010 - November 30, 2010	9,200	$10.20	9,200	43,143
December 1, 2010 - December 31, 2010	4,600	$10.22	4,600	38,543
	123,230	$10.12	123,230

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc. (2)

3.3	Text of Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)

4.1	Stock Certificate of Hampden Bancorp, Inc. (1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement (4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement (5)

10.2.2	Pledge Agreement (5)

10.2.3	Promissory Note (5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust (1)

10.4	Hampden Bank SBERA Pension Plan (1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton (5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch (5)

10.6.2	Form of 2010 Hampden Bank Change in Control Agreement (11)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers (1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors (1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton (1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel (1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (7)

10.12	2008 Equity Incentive Plan (8)

10.13	Form of Restricted Stock Agreement (9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (9)

21.0	List of Subsidiaries (10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 20, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2010.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 11, 2011	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: February 11, 2011	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer