Form 10-Q
period 2011-03-31
Hampden Bancorp, Inc.
filed 2011-05-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes  ☐ No  ☑

As of May 3, 2011, there were 6,798,999 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	June 30,
	2011	2010
	(Unaudited)
Cash and due from banks	$27,088	$20,770
Federal funds sold and other short-term investments	10,559	9,263
Cash and cash equivalents	37,647	30,033

Securities available for sale, at fair value	113,128	111,379
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	420	933
Loans, net of allowance for loan losses of $5,080
at March 31, 2011 and $6,314 at June 30, 2010	392,792	412,614
Other real estate owned	985	911
Premises and equipment, net	5,553	5,097
Accrued interest receivable	1,572	1,751
Deferred tax asset, net	3,887	3,420
Bank-owned life insurance	10,635	10,325
Other assets	3,165	2,343
	$575,017	$584,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$421,112	$420,060
Securities sold under agreements to repurchase	7,279	6,806
Long-term debt	47,660	58,196
Mortgagors' escrow accounts	986	849
Accrued expenses and other liabilities	5,105	3,355
Total liabilities	482,142	489,266

Commitments (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,949,879 issued;
6,798,999 outstanding at March 31, 2011 and 7,117,274 at June 30, 2010)	79	79
Additional paid-in-capital	78,375	77,959
Unearned compensation - ESOP (455,794 shares unallocated at March 31, 2011 and
487,594 shares unallocated at June 30, 2010)	(4,558)	(4,876)
Unearned compensation - equity incentive plan	(1,048)	(1,450)
Retained earnings	30,492	29,781
Accumulated other comprehensive income	1,377	1,869
Treasury stock, at cost (1,150,880 shares at March 31, 2011 and 832,605 shares at June 30, 2010)	(11,842)	(8,589)
Total stockholders' equity	92,875	94,773
	$575,017	$584,039

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,401	$5,867	$16,889	$17,523
Debt securities	758	965	2,384	3,147
Dividends	10	2	13	8
Federal funds sold and other short-term investments	8	5	34	17
Total interest and dividend income	6,177	6,839	19,320	20,695

Interest expense:
Deposits	1,296	1,706	4,316	5,467
Borrowings	478	618	1,577	2,035
Total interest expense	1,774	2,324	5,893	7,502

Net interest income	4,403	4,515	13,427	13,193
Provision for loan losses	600	1,395	1,200	4,037
Net interest income, after provision for loan losses	3,803	3,120	12,227	9,156

Non-interest income:
Customer service fees	444	457	1,375	1,418
Gain (loss) on sales or calls/impairment of securities, net	(113)	1	(105)	15
Gain on sales of loans, net	49	21	440	65
Increase in cash surrender value of life insurance	99	101	309	313
Other	138	18	214	162
Total non-interest income	617	598	2,233	1,973

Non-interest expense:
Salaries and employee benefits	2,402	2,388	7,277	7,150
Occupancy and equipment	491	452	1,387	1,303
Data processing services	178	240	526	707
Advertising	178	234	534	726
Write-down of (gain on) other real estate owned	-	-	(15)	253
FDIC insurance and assessment expenses	153	163	461	433
Other general and administrative	786	789	2,456	2,335
Total non-interest expense	4,188	4,266	12,626	12,907

Income (loss) before income taxes	232	(548)	1,834	(1,778)

Income tax provision (benefit)	(21)	(405)	546	(803)

Net income (loss)	$253	$(143)	$1,288	$(975)

Earnings (loss) per share
Basic	$0.04	$(0.02)	$0.21	$(0.15)
Diluted	$0.04	$(0.02)	$0.20	$(0.15)

Weighted average shares outstanding
Basic	6,197,596	6,481,991	6,254,803	6,533,619
Diluted	6,413,654	6,481,991	6,356,285	6,533,619

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658

Comprehensive loss:
Net loss	-	-	-	-	-	(975)	-	-	(975)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	925	-	925
Total comprehensive loss									(50)
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(607)	-	-	(607)
Common stock repurchased	(295,278)	-	-	-	-	-	-	(3,166)	(3,166)
Stock-based compensation	-	-	250	-	476	-	-	-	726
Tax benefit from Equity Incentive Plan vesting	-	-	10	-	-	-	-	-	10
Forfeiture of restricted stock	-	-	-	-	45	(45)	-	-	-
ESOP shares committed to be allocated
(31,800 shares)	-	-	15	318	-	-	-	-	333
Balance at March 31, 2010	7,151,474	$79	$77,878	$(4,982)	$(1,606)	$29,359	$1,432	$(8,256)	93,904

Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773
Comprehensive income:
Net income	-	-	-	-	-	1,288	-	-	1,288
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(492)	-	(492)
Total comprehensive income									796
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(577)	-	-	(577)
Common stock repurchased	(318,275)	-	-	-	-	-	-	(3,253)	(3,253)
Stock-based compensation	-	-	365	-	402	-	-	-	767
Tax benefit from Equity Incentive Plan vesting	-	-	46	-	-	-	-	-	46
ESOP shares allocated or committed to be
allocated (31,800 shares)	-	-	5	318	-	-	-	-	323
Balance at March 31, 2011	6,798,999	$79	$78,375	$(4,558)	$(1,048)	$30,492	$1,377	$(11,842)	$92,875

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,288	$(975)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	1,200	4,037
Net amortization of securities	133	92
Depreciation and amortization	577	559
Impairment loss on securities	58	-
Loss (gain) on sales or calls of securities, net	47	(15)
Loans originated for sale	(17,703)	(11,350)
Proceeds from loan sales	18,656	12,330
Gain on sales of loans, net	(440)	(65)
Write-down of (gain on) other real estate owned	2	253
Increase in cash surrender value of bank-owned
life insurance	(310)	(313)
Deferred tax benefit	(146)	(8)
Employee Stock Ownership Plan expense	323	333
Stock-based compensation	767	726
Tax benefit from Equity Incentive Plan	(46)	(10)
Net change in:
Accrued interest receivable	179	56
Other assets	(822)	(1,596)
Accrued expenses and other liabilities	1,796	(2,609)
Net cash provided by operating activities	5,559	1,445

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	122	359
Maturities and calls	26,318	9,981
Principal payments	24,340	24,883
Purchases	(53,580)	(30,809)
Purchase of loans	-	(3,204)
Proceeds from sale of other real estate owned	409	284
Loan originations, net of principal payments	18,137	(24,290)
Purchase of premises and equipment	(1,033)	(1,307)
Net cash provided (used) by investing activities	14,713	(24,103)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	1,052	29,909
Net change in repurchase agreements	473	(1,890)
Net change in short-term borrowings	-	(1,500)
Proceeds from long-term debt	-	961
Repayment of long-term debt	(10,536)	(12,000)
Net change in mortgagors' escrow accounts	137	78
Repurchase of common stock	(3,253)	(3,166)
Tax benefit from Equity Incentive Plan vesting	46	10
Payment of dividends on common stock	(577)	(607)
Net cash provided (used) by financing activities	(12,658)	11,795

Net change in cash and cash equivalents	7,614	(10,863)

Cash and cash equivalents at beginning of period	30,033	36,248

Cash and cash equivalents at end of period	$37,647	$25,385

Supplemental cash flow information:
Interest paid on deposits	$4,316	$5,467
Interest paid on borrowings	1,603	2,045
Income taxes paid	482	362
Transfer from loans to OREO	485	89

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2011 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2010 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (‘SEC”) on September 7, 2010.

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

2. Recent Accounting Pronouncements

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. This update is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the statement are to be applied to transfers that occur on or after the effective date. This guidance was adopted as of July 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

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

In May 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, This is an update to Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging and is effective for fiscal quarters beginning after June 15, 2010. This ASU clarifies that the scope exception in Paragraphs 815-15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another.  This would apply to a securitization that is issued in several tranches and one tranche is subordinate to another tranche of the same securitization. Under these circumstances the embedded credit derivative does not have to be analyzed under the above paragraphs for possible bifurcation.  This update did not have an impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and were adopted by the Company as of December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and were adopted by the Company as of January 1, 2011. The FASB, in January 2011, has issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendment temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  This Update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption.  The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of this Update. The Company will adopt this Update on July 1, 2011 and is currently evaluating the impact of adoption on its consolidated financial statements.

In April 2011, the FASB issued ASU No 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements.  This Update amendments removes the from the assessment of effective control (1) the criterion used to assess effective control relating to the transferor’s ability to repurchase or redeem financial assets even in the event of a default by the transferee  and (2) the collateral maintenance implementation  guidance related to that criterion.  This Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company will adopt this Update on January 1, 2012 and is currently evaluating the impact of adoption on its consolidated financial statements.

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

Earnings per share for the three and nine month periods ended March 31, 2011 and 2010 have been computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net income (loss) applicable to common stock (in thousands)	$253	$(143)	$1,288	$(975)

Average number of shares issued	7,949,879	7,949,879	7,949,879	7,949,879
Less: average unallocated ESOP shares	(462,745)	(505,146)	(473,436)	(515,837)
Less: average treasury stock	(1,149,250)	(753,901)	(1,052,680)	(662,487)
Less: average unvested restricted stock awards	(140,288)	(208,841)	(168,960)	(237,936)
Average number of basic shares outstanding	6,197,596	6,481,991	6,254,803	6,533,619

Plus: dilutive unvested restricted stock awards	206,856	-	98,415	-
Plus: dilutive stock option shares	9,202	-	3,067	-
Average number of diluted shares outstanding	6,413,654	6,481,991	6,356,285	6,533,619

Basic earnings (loss) per share	$0.04	$(0.02)	$0.21	$(0.15)
Diluted earnings (loss) per share	$0.04	$(0.02)	$0.20	$(0.15)

There were 553,000 stock options for the three and nine months ended March 31, 2010 that were excluded from the diluted earnings per share because their effect was anti-dilutive. There were 317,996 shares of restricted stock for the three and nine months ending March 31, 2010 that were excluded from the diluted earnings per share because their effect is anti-dilutive due to the net loss.

4. Dividends

On February 1, 2011, the Company declared a cash dividend of $0.03 per common share which was paid on February 25, 2011 to stockholders of record as of the close of business on February 11, 2011.

On May 3, 2011, the Company declared a cash dividend of $0.03 per common share which is payable on May 31, 2011 to stockholders of record as of the close of business on May 16, 2011.

5. Loan Commitments

Outstanding loan commitments totaled $79.3 million at March 31, 2011, compared to $74.8 million as of June 30, 2010. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

6. Fair Value of Financial Assets and Liabilities

Generally Accepted Accounting Principles (“GAAP”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Federal Home Loan Bank of Boston Stock: The carrying amount of Federal Home Loan Bank (“FHLB”) stock approximates fair value based upon the redemption provisions of the FHLB of Boston.

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

Securities sold under agreements to repurchase: The carrying amount of repurchase agreements approximates fair value based on the short duration of the agreements.

Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2011 and June 30, 2010 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010:

	Level 1	Level 2	Level 3	Total
March 31, 2011	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$4,497	$-	$4,497
Corporate bonds and other obligations	-	999	-	999
Residential mortgage-backed securities:
Agency	-	100,025	-	100,025
Non-agency	-	6,766	-	6,766
Total debt securities	-	112,287	-	112,287
Marketable equity securities	841	-	-	841
Mortgage servicing rights	-	467	-	467
Total assets at fair value	$841	$112,754	$-	$113,595

June 30, 2010
Debt securities:
Government-sponsored enterprises	$-	$10,027	$-	$10,027
Residential mortgage-backed securities:
Agency	-	91,876	-	91,876
Non-agency	-	9,097	-	9,097
Total debt securities	-	111,000	-	111,000
Marketable equity securities	379	-	-	379
Mortgage servicing rights	-	501	-	501
Total assets at fair value	$379	$111,501	$-	$111,880

Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2011 and June 30, 2010.

	Level 1	Level 2	Level 3
March 31, 2011	(Dollars in thousands)
Impaired loans	$-	$-	$1,050
Other real estate owned	-	-	985
Total assets	$-	$-	$2,035

June 30, 2010
Impaired loans	$-	$-	$5,208
Other real estate owned	-	-	911
Total assets	$-	$-	$6,119

During the three and nine months ended March 31, 2011 and 2010 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $42,000 gain on impaired loans for the three months ended March 31, 2011 and a $159,000 loss on impaired loans for the nine months ended March 31, 2011 compared to losses of $756,000 and $2.7 million for the three and nine months ended March 31, 2010, respectively. The resulting loss was recognized in earnings through the provision for loan loss. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company did not record any losses on OREO for the three and nine months ended March 31, 2011 and 2010.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31,		June 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$37,647	$37,647	$30,033	$30,033
Securities available for sale	113,128	113,128	111,379	111,379
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	420	420	933	933
Loans, net	392,792	406,408	412,614	432,845
Accrued interest receivable	1,572	1,572	1,751	1,751
Mortgage servicing rights (1)	467	467	501	501

Financial liabilities:
Deposits	421,112	424,582	420,060	422,968
Securities sold under agreements to repurchase	7,279	7,279	6,806	6,806
Long-term debt	47,660	50,078	58,196	61,459
Mortgagors' escrow accounts	986	986	849	849

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$4,500	$4	$(7)	$4,497
Corporate bonds	995	4	-	999
Residential mortgage-backed securities:
Agency	97,862	2,454	(291)	100,025
Non-agency	6,793	104	(131)	6,766
Total debt securities	110,150	2,566	(429)	112,287
Marketable equity securities	831	19	(9)	841
Total securities available for sale	$110,981	$2,585	$(438)	$113,128

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$9,992	$35	$-	$10,027
Residential mortgage-backed securities:
Agency	88,842	3,050	(16)	91,876
Non-agency	9,024	184	(111)	9,097
Total debt securities	107,858	3,269	(127)	111,000
Marketable equity securities	561	-	(182)	379
Total securities available for sale	$108,419	$3,269	$(309)	$111,379

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2011 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	5,495	5,496
Total bonds and obligations	5,495	5,496
Residential mortgage-backed securities:
Agency	97,862	100,025
Non-agency	6,793	6,766
Total debt securities	$110,150	$112,287

At March 31, 2011 and June 30, 2010, the carrying value of securities pledged to secure repurchase agreements was $9,475,000 and $8,265,000, respectively.

The industries represented by our marketable equity securities portfolio are as follows:

	March 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Aerospace/Defense	$49	$56
Biotechnology	38	38
Cosmetics/Personal	51	49
Electronics	52	50
Environmental	51	52
Food	101	101
Healthcare - products	102	99
Household products	50	56
Media	50	52
Pharmaceuticals	50	52
Retail	187	184
Telecommunications	50	52
Total equity securities	$831	$841

Information pertaining to securities with gross unrealized losses at March 31, 2011 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2011:
Government-sponsored enterprise obligations	$7	$2,493	$-	$-
Residential mortgage-backed securities:
Agency	286	28,228	5	944
Non-agency	-	-	131	2,577
Marketable equity securities	6	196	3	98
	$299	$30,917	$139	$3,619

June 30, 2010:
Residential mortgage-backed securities:
Agency	$9	$1,031	$7	$1,309
Non-agency	42	591	69	3,002
Marketable equity securities	-	-	182	379
	$51	$1,622	$258	$4,690

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At March 31, 2011, six marketable equity securities had unrealized losses with aggregate depreciation of 2.9% from the Company's cost basis. The majority of these unrealized losses relate to the banking, retail, healthcare, and insurance industries. In analyzing the issuer's financial condition, management considers industry analysts’ reports and financial performance. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be OTTI securities for the three and nine months ended March 31, 2011. There were no impairment charges recognized for the three or nine months ended March 31, 2010.

At March 31, 2011, twenty-nine debt securities had unrealized losses with aggregate depreciation of 1.2% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the Federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At March 31, 2011, we held eleven securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $2.7 million and a fair value of $2.6 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of March 31, 2011. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

8. Loans

Net loans at March 31, 2011 were $392.8 million, a decrease of $19.8 million or 4.8% from $412.6 million at June 30, 2010. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At March 31, 2011		At June 30, 2010
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$121,825	30.82%	$130,977	31.49%	(9,152)	(6.99	) %
Commercial real estate	149,693	37.87	138,746	33.35	10,947	7.89%
Home equity:
First lien	22,737	5.75	22,600	5.43	137	0.61%
Second lien	39,938	10.10	42,406	10.19	(2,468)	(5.82	) %
Construction:
Residential construction	3,043	0.77	3,730	0.90	(687)	(18.42	) %
Commercial construction	1,866	0.47	9,730	2.34	(7,864)	(80.82	) %
Total mortgage loans on real estate	339,102	85.79	348,189	83.70	(9,087)	(2.61	) %

Other loans:
Commercial	32,521	8.23	42,539	10.23	(10,018)	(23.55	) %
Consumer:
Manufactured homes	19,812	5.01	20,997	5.05	(1,185)	(5.64	) %
Other	3,816	0.97	4,260	1.02	(444)	(10.42	) %
Total other loans	56,149	14.21	67,796	16.30	(11,647)	(17.18	) %
Total loans	395,251	100.00%	415,985	100.00%	(20,734)
Other items:
Net deferred loan costs	2,621		2,943
Allowance for loan losses	(5,080)		(6,314)
Total loans, net	$392,792		$412,614

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations, which are further described below.

Specific allocation

Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We also analyze historical loss experience, and qualitative factors such as delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended March 31, 2011.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process concentrates on non-accrual and classified loans with risk ratings of six or higher. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

When 1-4 family residential mortgage loans become impaired, the collateral value is generally determined by obtaining the current tax assessed value, discounted by 20%. As a practical expedient the Company believes this is a reliable source of valuation as assessments are periodically updated by the cities and towns.  If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. We apply a discount based on management’s historical knowledge, expertise and or to account for changes in market conditions from the time of valuation. In the event the Company has an appraisal on hand that is less than twelve months old, then the Company will use that appraisal to determine the collateral value.

For commercial real estate loans, the Company obtains an appraisal when the loan is originated. An updated appraisal is obtained by the Company if the loan becomes impaired and if the Company will use the collateral dependency method to measure the impairment. An updated appraisal is also obtained as well if the loan goes into foreclosure. On a quarterly basis, management’s Loan Review Committee reviews non-accrual and classified loans and ensures that all collateral dependent impaired loans have current appraisals within the preceding eighteen months. Because the appraisals are current, adjustments are limited in nature. There are situations where the Company may make adjustments to the appraisal in which the Company may decrease the appraised value if facts and circumstances warrant. The Company does not make any adjustments that would increase the appraised value.

The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial real estate – Loans in this segment are primarily income-producing properties throughout Massachusetts and Connecticut. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management requires annual borrower financial statements, obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Commercial construction loans – Loans in this segment primarily include non-speculative real estate loans. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Manufactured home loans – Loans in this segment are generally secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has a broker funded cash reserve account for manufactured home loans that can be used for any pre-payments and losses.

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

Loans rated 9: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted. These loans are generally charged off at each quarter end.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial construction and commercial loans. The Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. All credits rated 6 or worse are reviewed on a quarterly basis by management. At origination, management assigns risk ratings to 1-4 family residential loans, home equity loans, residential construction loans, manufactured home loans, and other consumer loans. The Company updates these risk ratings as needed based primarily on delinquency, bankruptcy, or tax delinquency.

The following table presents the Company’s loans by risk rating at March 31, 2011:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction
Loans rated 1-5	$118,698	$119,500	$22,582	$39,255	$3,043
Loans rated 6	784	20,646	79	325	-
Loans rated 7	1,722	7,800	34	42	-
Loans rated 8	621	1,747	42	316	-
Loans rated 9	-	-	-	-	-
	$121,825	$149,693	$22,737	$39,938	$3,043

	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
Loans rated 1-5	$1,556	$23,771	$19,488	$3,788	$351,681
Loans rated 6	310	4,931	324	14	27,413
Loans rated 7	-	3,480	-	13	13,091
Loans rated 8	-	339	-	-	3,065
Loans rated 9	-	-	-	1	1
	$1,866	$32,521	$19,812	$3,816	$395,251

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

The following are summaries of past due and non-accrual loans:

	March 31, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$978	$483	$1,877	$3,338	$-	$2,442
Commercial real estate	342	-	1,630	1,972	-	2,501
Home equity:
First lien	74	-	42	116	-	42
Second lien	67	7	318	392	-	408
Construction:
Residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial	520	767	332	1,619	-	1,692
Consumer:
Manufactured homes	138	-	-	138	-	-
Other	5	1	-	6	-	-
Total	$2,124	$1,258	$4,199	$7,581	$-	$7,085

	June 30, 2010
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$191	$452	$1,881	$2,524	$-	$2,763
Commercial real estate	2,786	-	182	2,968	-	1,200
Home equity:
First lien	133	-	50	183	-	155
Second lien	502	-	271	773	-	506
Construction:
Residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial	20	37	862	919	-	936
Consumer:
Manufactured homes	405	112	-	517	-	123
Other	23	12	5	40	-	9
Total	$4,060	$613	$3,251	$7,924	$-	$5,692

As of March 31, 2011, loans on non-accrual totaled $7.1 million which consisted of $4.2 million in loans that were 90 days or greater past due, $1.3 million in loans that are current or less than 30 days past due and $1.6 million in loans that are 30-89 days past due. The loans that are less than 90 days past due were previously on non-accrual and it is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms. Commercial non-accrual loans less than 90 days past due were $1.4 million, 1-4 family residential non-accrual loans less than 90 days past due were $565,000, commercial real estate non-accrual loans less than 90 days past due were $871,000, and home equity second lien non-accrual loans less than 90 days past due were $91,000. All non-accrual loans, troubled debt restructurings, and loans with risk ratings of six or higher are assessed by the Company for impairment.

The following are summaries of impaired loans:

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$2,232	$2,238	$-
Commercial real estate	3,982	5,318	-
Home equity:
First lien	42	50	-
Second lien	409	409	-
Construction:
Commercial construction	310	310	-
Other loans:
Commercial	3,654	4,043	-
Total	10,629	12,368	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	209	209	20
Commercial real estate	4,331	4,331	224
Other loans:
Commercial	1,698	3,198	71
Total	6,238	7,738	315

Total impaired loans	$16,867	$20,106	$315

	June 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$229	$229	$-
Commercial real estate	1,291	1,291	-
Home equity:
Second lien	27	27	-
Construction:
Commercial construction	228	228	-
Other loans:
Commercial	3,905	3,905
Other consumer	1	1	-
Total	5,681	5,681	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	211	211	21
Commercial real estate	7,877	7,877	973
Other loans:
Commercial	2,502	4,512	378
Total	10,590	12,600	1,372

Total impaired loans	$16,271	$18,281	$1,372

At March 31, 2011 the Company has one impaired loan that has $415,000 committed to be advanced. The $16.9 million of impaired loans include $7.1 million of non-accrual loans and $6.4 million of accruing troubled debt restructured loans as of March 31, 2011. The remaining $3.4 million are loans that the Company believes based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $16.9 million of impaired loans, $9.8 million, or 58.0%, are current with all payment terms. The primary reason for the decrease in the related allowance from June 30, 2010 to March 31, 2011 in the tables above is because the Company has charged off any collateral shortfall on collaterally dependent impaired loans. As of June 30, 2010, the $16.3 million of impaired loans above included $2.4 million of non-accrual loans and $4.8 million of accruing troubled debt restructured loans. The remaining $9.1 million are loans that the Company believes based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $16.3 million of impaired loans, $11.1 million, or 68.0%, were current with all payment terms as of June 30, 2010.

Information pertaining to impaired loans for the three and nine months ended March 31, 2011 follows:

	For The Three Months Ended March 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired
loans	$2,221	$8,001	$46	$313	$-	$310	$5,466	$-	$-	$16,357

Interest income recognized on
impaired loans	$19	$263	$-	$2	$-	$6	$86	$-	$-	$376

Interest income recognized on
a cash basis on impiared loans	$19	$232	$-	$2	$-	$5	$76	$-	$-	$334

	For The Nine Months Ended March 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired
loans	$1,722	$7,174	$35	$219	$-	$290	$5,887	$-	$1	$15,328

Interest income recognized on
impaired loans	$60	$548	$-	$6	$-	$16	$289	$-	$-	$919

Interest income recognized on
a cash basis on impiared loans	$60	$517	$-	$6	$-	$15	$279	$-	$-	$877

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2011 and June 30, 2010, the Company was servicing loans for participants aggregating $29,712,000 and $29,645,000, respectively.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and nine months ended March 31, 2011 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
Three Months Ended March 31, 2011	(In Thousands)
Allowance for loan losses:
Beginning balance	$1,031	$3,395	$185	$396	$74	$(74)	$1,034	$-	$33	$6,074
Charge-offs	(42)	(1,337)	-	(65)	-	-	(147)	-	(5)	(1,596)
Recoveries	-	-	-	-	-	-	1	-	1	2
Provision	(113)	518	(5)	(10)	(44)	101	127	-	26	600
Ending balance	$876	$2,576	$180	$321	$30	$27	$1,015	$-	$55	$5,080

Nine Months Ended March 31, 2011
Allowance for loan losses:
Beginning balance	$1,175	$2,367	$165	$331	$60	$(100)	$2,264	$-	$52	$6,314
Charge-offs	(42)	(1,815)	(13)	(65)	-	-	(488)	-	(15)	(2,438)
Recoveries	2	-	-	-	-	-	1	-	1	4
Provision	(259)	2,024	28	55	(30)	127	(762)	-	17	1,200
Ending balance	$876	$2,576	$180	$321	$30	$27	$1,015	$-	$55	$5,080

As of March 31, 2011
Ending balance: individually
evaluated for impairment	$20	$224	$-	$-	$-	$-	$71	$-	$-	$315
Ending balance: collectively
evaluated for impairment	$856	$2,352	$180	$321	$30	$27	$944	$-	$55	$4,765
Loans:
Ending balance	$121,825	$149,693	$22,737	$39,938	$3,043	$1,866	$32,521	$19,812	$3,816	$395,251
Ending balance: individually
evaluated for impairment	$2,441	$8,313	$42	$409	$-	$310	$5,352	$-	$-	$16,867
Ending balance: collectively
evaluated for impairment	$119,384	$141,380	$22,695	$39,529	$3,043	$1,556	$27,169	$19,812	$3,816	$378,384

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and nine months ended March 31, 2010 follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2010	2010
	(Dollars in Thousands)
Balance at beginning of period	$6,256	$3,742
Charge-offs:
Mortgage loans on real estate	-	(39)
Other loans:
Commercial business	(1,626)	(1,691)
Consumer and other	(6)	(34)
Total other loans	(1,632)	(1,725)
Total charge-offs	(1,632)	(1,764)
Recoveries:
Mortgage loans on real estate	-	-
Other loans:
Commercial business	-	3
Consumer and other	1	2
Total other loans	1	5
Total recoveries	1	5
Net (charge-offs) recoveries	(1,631)	(1,759)
Provision for loan losses	1,395	4,037
Balance at end of period	$6,020	$6,020

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at March 31, 2011 and June 30, 2010 and our consolidated results of operations for the three months and nine months ended March 31, 2011 and 2010, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

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

Judgment and Uncertainties. The Company obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals thereafter to ensure any material change in market conditions or the physical aspects of the property are recognized.  To ensure the general validity of such appraised values, it is the responsibility of loan officers to compare sale prices and appraised values of properties previously held for their respective portfolio.  Each parcel of OREO is to be reviewed and valued by loan officers on its own merits.  The sale of OREO is also supported by this appraisal. A careful evaluation of all the relevant factors should enable the loan officer to make an accurate and reliable judgment with regard to classification.  Any portion of the carrying value in excess of appraised value should be classified as a loss.

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

Comparison of Financial Condition (unaudited) at March 31, 2011 and June 30, 2010

Overview

Total Assets. The Company’s total assets decreased $9.0 million, or 1.5%, from $584.0 million at June 30, 2010 to $575.0 million at March 31, 2011. Net loans, including loans held for sale, decreased $20.3 million, or 4.9%, to $393.2 million at March 31, 2011, while security balances increased $1.7 million, or 1.6%, to $113.1 as of March 31, 2011 compared to June 30, 2010. Cash and cash equivalents increased $7.6 million, or 25.4%, to $37.6 million at March 31, 2011. The decrease in loans was partially related to the payoff of two loans, one that had a balance of $6.7 million and another loan that had a $1.5 million balance, as well as a run off of residential loans due to refinancing and/or loan sales.

Total deposits increased $1.0 million or 0.3% from $420.1 at June 30, 2010 to $421.1 million at March 31, 2011, long-term debt decreased $10.5 million or 18.1% from $58.2 million at June 30, 2010 to $47.7 million at March 31, 2011 and total stockholders’ equity decreased $1.9 million or 2.0% from $94.8 million at June 30, 2010 to $92.9 million at March 31, 2011.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s condensed consolidated financial statements. Securities available for sale increased $1.7 million to $113.1 million at March 31, 2011. Obligations issued by government-sponsored enterprises decreased at March 31, 2011. Corporate bonds and other obligations, mortgage-backed securities and common stock increased at March 31, 2011.  The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be OTTI securities for the three and nine months ended March 31, 2011, which resulted in a decrease of the marketable equity securities portfolio.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s condensed consolidated financial statements. The decrease in commercial loans was primarily related to the payoff of two loans, one that had a balance of $6.7 million and a problem credit that had a $1.5 million balance.  The decrease in commercial construction loans was primarily due to construction loans completing their construction periods and the loans were converted to commercial real estate loans. The decrease in home equity second lien loans, manufactured home loans, residential construction and consumer loans is due to a decrease in loan demand.  Commercial real estate loans increased $10.9 million or 7.9%, to $149.7 million and home equity first lien loans increased $137,000, or 0.6%, to $22.7 million at March 31, 2011 as compared to June 30, 2010.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the nine months ended March 31, 2011, loans sold totaled $17.7 million. Of the $17.7 million sold, $5.0 million were sold on a servicing released basis, and $12.7 million were sold on a servicing retained basis.

Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s condensed consolidated financial statements.

	At March 31,	At June 30,
	2011	2010
	(Dollars in Thousands)

Total non-performing loans	7,085	5,692
Other real estate owned	985	911
Total non-performing assets	$8,070	$6,603

Troubled debt restructurings, not reported above	$6,440	$4,836

Ratios:
Non-performing loans to total loans	1.79%	1.37%
Non-performing assets to total assets	1.40%	1.13%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. Non-performing assets totaled $8.1 million or 1.40% of total assets, at March 31, 2011 compared to $6.6 million, or 1.13% of total assets, at June 30, 2010. Total non-performing assets included $7.1 million of non-performing loans and $985,000 of other real estate owned. Of the $7.1 million in non-accrual loans,  $4.2 million consisted of loans that were 90 days or greater past due, $1.3 million in loans that are current or less than 30 days past due and $1.6 million in loans that are 30-89 days past due. From June 30, 2010 to March 31, 2011, commercial real estate non-performing loans have increased $1.3 million and commercial non-performing loans have increased $756,000. A partial offset to these increases was a decrease in residential mortgage non-performing loans of $321,000 and a decrease in consumer non-performing loans of $343,000. At March 31, 2011, the Company had eleven troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $6.9 million, of which $488,000 is on non-accrual status. The interest income recorded from these loans amounted to approximately $421,000 for the nine month period ended March 31, 2011. At June 30, 2010, the Company had ten troubled debt restructurings consisting of commercial and mortgage loans totaling approximately $5.5 million, of which $712,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $264,000 for the year ended June 30, 2010.

The Company may modify a loan where the modified loan is not considered a troubled debt restructuring (“TDR”). In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. These modified loans are not considered impaired loans by the Company. All loans that are modified in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The bank modifies loans in the normal course of business for credit worthy borrowers that are not TDRs. At such time they meet the criteria for impairment they will be classified as such. The Company does not currently have any concession programs that we offer to our commercial or mortgage loan customers. The Company’s policy for classifying the modified loans as accrual or non-accrual at the time of modification is as follows: (i) For loans that have been modified and remain on accrual, the modifications are done to our existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward, and (ii) modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment of three to six months. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have an extensive enough amount to be able to address success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly.

Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for three months for residential loans and six months for commercial loans. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual and impaired loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been charged off. If there is a collateral shortfall for the loan or it has been charged off, then the Company applies the entire payment to the principal balance on the loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for classified commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans increased to $16.9 million at March 31, 2011 from $ 16.3 million at June 30, 2010 as a result of the poor payment performance and current financial information received from borrowers. The Company established specific reserves aggregating $315,000 and $1.4 million for impaired loans at March 31, 2011 and June 30, 2010, respectively.  Such reserves relate to six impaired loan relationships with a carrying value of $6.2 million, and are based on management’s analysis of the expected cash flows and are all related to troubled debt restructurings at March 31, 2011. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At March 31, 2011, the Company had ten properties with a carrying value of $985,000 classified as OREO. Two of these properties were commercial real estate properties valued at $475,000, and one property was a commercial construction project valued at $281,000. Seven properties were manufactured homes valued at $341,000, however, there is a specific valuation reserve of $113,000 with respect to such properties. Any losses on the manufactured housing portfolio would only impact the broker funded cash reserve specifically maintained for manufactured housing loans.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s condensed consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)

Balance at end of period	$5,080	$6,020	$5,080	$6,020

Ratios:
Net charge-offs to average loans outstanding	(0.40%)	(0.40%)	(0.61%)	(0.44%)
Allowance for loan losses to non-performing loans at
end of period	71.70%	90.95%	71.70%	90.95%
Allowance for loan losses to total loans at end of period	1.29%	1.46%	1.29%	1.46%

For the nine months ended March 31, 2011, total charge-offs were $2.4 million. These charge-offs were primarily due to four commercial loan relationships. The allowance for loan losses to non-performing loans has decreased from 91.0% at March 31, 2010 to 71.7% at March 31, 2011. The allowance for loan losses to total loans has decreased from 1.46% at March 31, 2010 to 1.29% at March 31, 2011.

Although the Company experienced an increase in non-performing and impaired loans, our allowance for loan losses decreased between June 30, 2010 and March 31, 2011. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The increase in non-performing loans from June 30, 2010 to March 31, 2011 was due to two commercial lending relationships. Both of these relationships are impaired, and did not require a specific allowance as of March 31, 2011 because the loans had sufficient collateral. The reason our allowance for loan losses decreased with the increase in impaired loans was because the Company has charged off any collateral shortfall on collaterally dependent impaired loans and it was determined that, for the rest of the impaired loans with no specific allowances, the cash flows or collateral were sufficient to support the outstanding loan balance, resulting in no measure of impairment.

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by -loan basis to determine if any specific allowance is required for the allowance for loan loss. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the impaired loan has a shortfall in the expected future cash flows then a specific allowance will be placed on the loan in that amount. However, the Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Consumer, commercial real estate and construction loans are secured by real estate. Except for one, all commercial loans are secured by all business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary to a borrower. In certain cases additional collateral may be obtained.

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies. If there is an increase in the amount of delinquent loans in a particular loan category this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance requirement that loan may have had. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio. The Company incorporates historical charge-offs, including charge-offs recognized in the current quarter end, when calculating the general allowance component of the allowance for loan losses.

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

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Fair value at beginning of period	$437	$596	$501	$656
Capitalized servicing assets	10	7	82	46
Changes in fair value	20	(71)	(116)	(170)
Fair value at end of period	$467	$532	$467	$532

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended March 31, 2011, and 2010, amounts recognized for loans servicing fees amounted to $64,000, and $43,000, respectively, which are included in other non-interest income in the statement of operations.  For the nine month periods ended March 31, 2011, and 2010, amounts recognized for loans servicing fees amounted to $184,000, and $177,000, respectively. The unpaid principal balance of mortgages serviced for others was $55.0 million and $49.8 million at March 31, 2011 and June 30, 2010, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2011		2010
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$57,404	13.63%	$52,090	12.40%	5,314	10.20%
Savings deposits	86,356	20.51	82,040	19.53	4,316	5.26%
Money market	50,732	12.05	43,414	10.34	7,318	16.86%
NOW accounts	31,131	7.39	29,578	7.04	1,553	5.25%
Total transaction accounts	225,623	53.58	207,122	49.31	18,501	8.93%
Certificates of deposit	195,489	46.42	212,938	50.69	(17,449)	(8.19	) %

Total deposits	$421,112	100.00%	$420,060	100.00%	1,052	0.25%

Deposits increased $1.0 million, or 0.3%, to $421.1 million at March 31, 2011 from $420.1 million at June 30, 2010. Money market accounts increased $7.3 million, demand deposits increased $5.3 million, savings accounts increased $4.3 million and NOW accounts increased $1.6 million. A partial offset to these increases was a decrease in certificates of deposit of $17.4 million. One reason for the decrease in certificates of deposit was due to the payout of one certificate which totaled $6.7 million.  This certificate was collateral for a commercial loan which has been paid off. Also, the Company has focused more on obtaining core deposits than time deposits.

Borrowings include advances from the Federal Home Loan Bank of Boston (“FHLB”), as well as securities sold under agreements to repurchase, and have decreased $10.1 million, or 11.2%, to $54.9 million at March 31, 2011 from $65.0 million at June 30, 2010. Repayments of advances from the FHLB were $10.5 million and repurchase agreements increased $473,000.

Stockholders’ Equity. In June 2010, the Company announced that its Board of Directors authorized a third stock repurchase program for the purchase of up to 357,573 shares of the Company’s common stock, or approximately 5% of its outstanding common stock (the “Repurchase Program”). Stockholders’ equity decreased $1.9 million, or 2.0%, to $92.9 million at March 31, 2011 from $94.8 million at June 30, 2010. The Company repurchased 289,430 shares of Company stock for $2.9 million, at an average price of $10.11 per share, in the first three quarters of fiscal 2011 pursuant to the Company’s third Stock Repurchase Program announced in June 2010. The Company purchased 10,500 shares of Company stock, at $9.95 per share, from Hampden Bank Charitable Foundation in the first quarter of fiscal 2011.  In addition the Company repurchased 18,345 shares of Company stock, at an average price of $12.17 per share, in the third quarter of fiscal 2011 in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. Our ratio of capital to total assets remained relatively flat at 16.2% at March 31, 2011 and June 30, 2010.

Comparison of Operating Results (unaudited) for the Three Months Ended March 31, 2011 and March 31, 2010

Net Income. The Company had net income for the three months ended March 31, 2011 of $253,000, or $0.04 per basic and fully diluted share, as compared to a net loss of $143,000, or $(0.02) per basic and fully diluted share, for the same period in 2010. The increase in net income was due principally to a decrease in the provision for loan losses of $795,000, or 57.0%. There was a decrease in interest and dividend income, including fees, of $662,000, or 9.7%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease in interest income was mainly due to a decrease in loan income of $466,000 and a decrease in debt securities income of $207,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Also, for the three month period ended March 31, 2011, interest expense decreased by $550,000, or 23.7%, compared to the three month period ended March 31, 2010. This decrease in interest expense was due to a decrease in deposit interest expense of $410,000 and a decrease in borrowing interest expense of $140,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. For the three month period ended March 31, 2011, the Company had a loss on the sales/write-downs of securities and loans, net, of $64,000 compared to a gain on the sales/write-downs of securities and loans, net, of $22,000 for the three months ended March 31, 2010. The $64,000 loss for the three month period ended March 31, 2011 consisted of a $49,000 gain on the sale of loans, a $58,000 other-than-temporary-impairment charge on equity securities and a $55,000 loss on the sales or calls of securities.

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

	Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$396,378	$5,401	5.45%	$413,144	$5,867	5.68%
Investment securities	115,544	768	2.66%	115,270	967	3.36%
Federal funds sold and other
short-term investments	12,361	8	0.26%	13,344	5	0.15%
Total interest earning assets	524,283	6,177	4.71%	541,758	6,839	5.05%
Non-interest earning assets	44,210			34,598
Total assets	$568,493			$576,356

Interest-bearing liabilities:
Savings deposits	$84,244	81	0.38%	$77,912	147	0.75%
Money market	50,768	61	0.48%	44,997	93	0.83%
NOW and other checking accounts	81,016	41	0.20%	69,434	55	0.32%
Certificates of deposit	198,097	1,113	2.25%	213,386	1,411	2.64%
Total deposits	414,125	1,296	1.25%	405,729	1,706	1.68%
Borrowed funds	55,103	478	3.47%	69,927	618	3.54%
Total interest-bearing liabilities	469,228	1,774	1.51%	475,656	2,324	1.95%
Non-interest bearing liabilities	6,166			5,745
Total liabilities	475,394			481,401
Equity	93,099			94,955
Total Liabilities and equity	$568,493			$576,356

Net interest income		$4,403			$4,515
Net interest rate spread (3)			3.20%			3.10%
Net interest-earning assets (4)	$55,055			$66,102

Net interest margin (5)			3.36%			3.33%
Average interest-earning assets to
interest-bearing liabilities			111.73%			113.90%

(1)	Yields and rates for the three months ended March 31, 2011 and 2010 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$(233)	$(233)	$(466)
Investment securities	2	(201)	(199)
Federal funds sold and other short-
term investments	(0)	3	3
Total interest income	(231)	(431)	(662)

Interest expense:
Savings deposits	11	(77)	(66)
Money market	11	(43)	(32)
NOW and other checking accounts	8	(22)	(14)
Certificates of deposits	(96)	(202)	(298)
Total deposits	(65)	(345)	(410)
Borrowed funds	(129)	(11)	(140)
Total interest expense	(195)	(355)	(550)
Change in net interest income	$(37)	$(75)	$(112)

(1) Includes loans held for sale.

Net interest income. Net interest income for the three months ended March 31, 2011 was $4.4 million, a decrease of $112,000 or 2.5%, over the same period of 2010. This was primarily due to a decrease in interest income of $662,000 for the three months ended March 31, 2011 over the same period in 2010. This decrease was due to a decrease of $16.8 million in the average balance of loans as well as a decrease of 23 basis points in average loan rates for the three months ended March 31, 2011 over the same period in 2010. A partial offset to this was a decrease in the average cost of interest bearing liabilities of 44 basis points to 1.51% for the three months ended March 31, 2011 over the same period in 2010, as well as a decrease of $14.8 million in the average balance of borrowings or the three months ended March 31, 2011 over the same period in 2010.

Interest income. Interest income for the three months ended March 31, 2011 decreased $662,000, or 9.7%, to $6.2 million over the same period of 2010. For the three months ended March 31, 2011, average outstanding loans decreased $16.8 million, or 4.2%, from the average for the three month period ended March 31, 2010. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages, which is contributing to the decrease in average outstanding loans as well as the decrease in interest income. The average yield on interest earning assets decreased 34 basis points to 4.71% for the three months ended March 31, 2011, compared to 5.05% for the same period in 2010.

Interest Expense. Interest expense decreased $550,000, or 23.7%, to $1.8 million for the three months ended March 31, 2011. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of borrowed funds due to the Company paying off some higher rate borrowings. The average cost of funds decreased to 1.51% for the three months ended March 31, 2011, a decrease of 44 basis points from a cost of funds of 1.95% for the same period in 2010. The decrease in the cost of funds is due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts.

Provision for Loan Losses. The Company’s provision for loan loss expense was $600,000 for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010.  The reason for the large provision for loan loss expense for the three months ended March 31, 2010 was primarily due to our concern over one large lending relationship that has been partially charged-off as of March 31, 2011, as well as increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. As of March 31, 2011, the Company’s total allowance for loan losses of $5.1 million decreased from $6.3 million at June 30, 2010. The change in the allowance is because the Company charged-off loan balances totaling $1.6 million during the three month period ended March 31, 2011 of which $761,000 was provided for in previous periods in fiscal 2011.  The allowance for loan losses decreased to 1.29% of total loans as of March 31, 2011 compared to 1.46% of total loans as of March 31, 2010 as a result of decreased allowance for loan loss and a decrease in gross loans outstanding.

Non-interest Income. Total non-interest income totaled $617,000 for the three months ended March 31, 2011, an increase of $19,000 from the same period a year ago. There was an increase of $120,000 in other non-interest income, which was primarily due to a $79,000 increase in excess servicing fees and a $27,000 increase in financial services revenue. A partial offset to these increases was a decrease in the gain (loss) on sales or calls / impairment of securities, net. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be OTTI securities for the three months ended March 31, 2011. The Company also sold two equity securities for a loss of $54,000 in the three months ended March 31, 2011.

Non-interest Expense. Non-interest expense decreased $78,000, or 1.8%, to $4.2 million for the three months ended March 31, 2011 compared to the same period for 2010. This decrease was largely due to a decrease in data processing services of $62,000, and a decrease in advertising expense of $56,000. These decreases were partially offset by increases in occupancy and equipment expense of $39,000 and a increase in salary and employee benefit expense of $14,000.

Income Taxes. Income tax expense increased $384,000 for the three months ended March 31, 2011 compared to the same period for 2010. Our combined federal and state effective tax rate was 9.1% benefit for the three months ended March 31, 2011 compared to 73.9% benefit for the three months ended March 31, 2010. The reason for the decrease in the effective tax rate was because in the third quarter fiscal 2011 the Company reversed $100,000 of the valuation reserve against the deferred tax asset established in connection with the charitable contribution carryforward, as the Company believes it will have enough income to receive a larger tax benefit from the contribution.

Comparison of Operating Results (unaudited) for the Nine Months Ended March 31, 2011 and March 31, 2010

Net Income. The Company had net income for the nine months ended March 31, 2011 of $1.3 million, or $0.20 per fully diluted share, as compared to a net loss of $975,000, or $(0.15) per basic and fully diluted share, for the same period in 2010. The reason for the increase in net income was due to a decrease in the provision for loan losses of $2.8 million, or 70.3%, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. Also, for the nine month period ended March 31, 2011, interest expense decreased by $1.6 million, or 21.4%, compared to the nine month period ended March 31, 2010. This decrease in interest expense was due to a decrease in deposit interest expense of $1.2 million and a decrease in borrowing interest expense of $458,000 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. A partial offset to this was a decrease in interest and dividend income, including fees, of $1.4 million, or 6.7%, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. This decrease in interest income was mainly due to a decrease in debt securities income of $763,000 and a decrease in loan income of $634,000 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. For the nine month period ended March 31, 2011, the Company had a gain on the sales/write-downs of securities and loans, net, of $335,000 compared to $80,000 for the nine months ended March 31, 2010. The $335,000 gain for the nine month period ended March 31, 2011 consisted of a $440,000 gain on the sale of loans, a $58,000 other-than-temporary-impairment charge on equity securities and a $47,000 loss on the sale or calls of securities.

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

	Nine Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$401,802	$16,889	5.60%	$405,760	$17,523	5.76%
Investment securities	112,588	2,397	2.84%	118,186	3,155	3.56%
Federal funds sold and other
short-term investments	12,177	34	0.37%	13,746	17	0.16%
Total interest earning assets	526,567	19,320	4.89%	537,692	20,695	5.13%
Non-interest earning assets	46,046			33,541
Total assets	$572,613			$571,233

Interest-bearing liabilities:
Savings deposits	$82,078	288	0.47%	$75,267	504	0.89%
Money market	46,583	196	0.56%	44,433	323	0.97%
NOW and other checking accounts	79,857	135	0.23%	67,372	182	0.36%
Certificates of deposit	204,312	3,697	2.41%	207,162	4,458	2.87%
Total deposits	412,830	4,316	1.39%	394,234	5,467	1.85%
Borrowed funds	59,687	1,577	3.52%	74,788	2,035	3.63%
Total interest-bearing liabilities	472,517	5,893	1.66%	469,022	7,502	2.13%
Non-interest bearing liabilities	6,349			6,272
Total liabilities	478,866			475,294
Equity	93,747			95,939
Total Liabilities and equity	$572,613			$571,233

Net interest income		$13,427			$13,193
Net interest rate spread (3)			3.23%			3.00%
Net interest-earning assets (4)	$54,050			$68,670

Net interest margin (5)			3.40%			3.27%
Average interest-earning assets to
interest-bearing liabilities			111.44%			114.64%

(1)	Yields and rates for the nine months ended March 31, 2011 and 2010 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$(170)	$(464)	$(634)
Investment securities	(144)	(614)	(758)
Federal funds sold and other	(2)	19	17
Total interest income	(316)	(1,059)	(1,375)

Interest expense:
Savings deposits	42	(258)	(216)
Money market	15	(142)	(127)
NOW and other checking accounts	30	(77)	(47)
Certificates of deposits	(61)	(700)	(761)
Total deposits	27	(1,178)	(1,151)
Borrowed funds	(400)	(58)	(458)
Total interest expense	(374)	(1,235)	(1,609)
Change in net interest income	$58	$176	$234

(1) Includes loans held for sale.

Net interest income. Net interest income for the nine months ended March 31, 2011 was $13.4 million, an increase of $234,000 or 1.8%, over the same period of 2010. This was primarily due to a decrease in the average cost of deposits of 46 basis points to 1.39% for the nine months ended March 31, 2011 over the same period in 2010, as well as a decrease in interest income of $1.4 million for the nine months ended March 31, 2011 over the same period in 2010.

Interest income. Interest income for the nine months ended March 31, 2011 decreased $1.4 million, or 6.6%, to $19.3 million over the same period of 2010. For the nine months ended March 31, 2011, average outstanding loans decreased $4.0 million, or 1.0%, from the average for the nine month period ended March 31, 2010. For the nine months ended March 31, 2011, average outstanding investment securities decreased $5.6 million or 4.7% from the average for the nine month period ended March 31, 2010.  The average yield on interest earning assets decreased 24 basis points to 4.89% for the nine months ended March 31, 2011, compared to 5.13% for the same period in 2010.

Interest Expense. Interest expense decreased $1.6 million, or 21.5%, to $5.9 million for the nine months ended March 31, 2011. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of borrowed funds due to the Company paying off some higher rate borrowings. The average cost of funds decreased to 1.66% for the nine months ended March 31, 2011, a decrease of 47 basis points from a cost of funds of 2.13% for the same period in 2010.

Provision for Loan Losses. The Company’s provision for loan loss expense was $1.2 million for the nine months ended March 31, 2011 compared to $4.0 million for the nine months ended March 31, 2010.  The reason for the large provision in loan loss expense for the nine months ended March 31, 2010 was primarily due to our concern over one large lending relationship that has been partially charged-off as of March 31, 2011, as well as increases in loan delinquencies, increases in non-accrual loans, increases in impaired loans, growth in the loan portfolio, and general economic conditions. As of March 31, 2011, the Company’s total allowance for loan losses of $5.1 million decreased from $6.3 million at June 30, 2010.  This is because the Company charged off loan balances totaling $2.4 million during the nine month period ended March 31, 2011.  The allowance for loan losses decreased to 1.29% of total loans as of March 31, 2011 compared to 1.46% of total loans as of March 31, 2010 as a result of decreased allowance for loan loss and a decrease in gross loans outstanding.

Non-interest Income. Total non-interest income totaled $2.2 million for the nine months ended March 31, 2011, an increase of $260,000 from the same period a year ago. This increase is due to an increase in gain on sales of loans of $375,000 for the nine months ended March 31, 2011 compared to the same period a year ago. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages. The gain on sales of loans was partially offset by the Company recording a loss of $58,000 for four marketable equity securities that the Company considered to be OTTI securities for the three months ended March 31, 2011. The Company also sold two equity securities for a loss of $54,000 in the three months ended March 31, 2011.

Non-interest Expense. Non-interest expense decreased $281,000, or 2.2%, to $12.6 million for the nine months ended March 31, 2011 compared to the same period for 2010. This decrease was largely due to a decrease in write-down on the sale of other real estate owned of $268,000, a decrease in advertising expense of $192,000 and a decrease in data processing services of $181,000.  These decreases were partially offset by increases in salary and employee benefit expense of $127,000, other general and administrative expense of $121,000, occupancy and equipment expense of $84,000 and FDIC insurance and assessment expenses of $28,000.

Income Taxes. Income tax expense increased $1.3 million for the nine months ended March 31, 2011 compared to the same period for 2010. Our combined federal and state effective tax rate was 29.8% for the nine months ended March 31, 2011 compared to 45.2% benefit for the nine months ended March 31, 2010. The reason for the decrease in the effective tax rate was because in the third quarter fiscal 2011 the Company reversed $100,000 of the valuation reserve against the deferred tax asset established in connection with the charitable contribution carryforward, as the Company believes it will have enough income to receive a larger tax benefit from the contribution.

Minimum Regulatory Capital Requirements. As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of March 31, 2011 (unaudited) and June 30, 2010 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2011:

Total capital (to risk weighted assets):
Consolidated	$96,299	24.5%	$31,502	8.0%	N/A	N/A
Bank	77,259	19.8	31,194	8.0	$38,992	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	91,370	23.2	$15,751	4.0	N/A	N/A
Bank	72,377	18.6	15,597	4.0	23,395	6.0

Tier 1 capital (to average assets):
Consolidated	91,370	16.1	$22,755	4.0	N/A	N/A
Bank	72,377	13.0	22,190	4.0	27,738	5.0

As of June 30, 2010:

Total capital (to risk weighted assets):
Consolidated	$96,860	23.4%	$33,145	8.0%	N/A	N/A
Bank	73,989	18.1	32,643	8.0	$40,803	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	91,667	22.1	16,573	4.0	N/A	N/A
Bank	68,874	16.9	16,321	4.0	24,482	6.0

Tier 1 capital (to average assets):
Consolidated	91,667	15.8	23,152	4.0	N/A	N/A
Bank	68,874	12.4	22,305	4.0	27,882	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2011, cash and cash equivalents totaled $37.6 million, or 6.5% of total assets.

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

Off-Balance Sheet Arrangements: In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2011 and June 30, 2010.

	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Commitments to grant loans (1)	$14,363	$9,719
Commercial loan lines-of-credit (2)	26,401	23,262
Unused portions of home equity lines-of-credit (3)	31,804	30,074
Unused portion of construction loans (4)	2,108	7,333
Unused portion of mortgage loans	182	210
Unused portion of personal lines-of-credit (5)	1,961	1,983
Standby letters of credit (6)	2,493	2,200
Total loan commitments	$79,312	$74,781

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the nine months ended March 31, 2011. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended March 31, 2011. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities –In June 2010,  the Company announced that its Board of Directors authorized a third stock repurchase program (“Repurchase Program”) for the purchase of up to 357,573 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 4,600 shares of Company stock for $53,000, at an average price of $11.61 per share, in the third quarter of fiscal 2011 pursuant to the Company’s third Stock Repurchase Program. In addition the Company repurchased 18,345 shares of Company stock, at an average price of $12.17 per share, in the third quarter of fiscal 2011 in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 - January 31, 2011	21,469	$12.00	4,400	34,143
February 1, 2011 - February 28, 2011	1,276	$12.50	-	34,143
March 1, 2011 - March 31, 2011	200	$12.30	200	33,943
	22,945	$12.03	4,600

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6.2	Form of 2010 Hampden Bank Change in Control Agreement(11)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton (7)

10.12	2008 Equity Incentive Plan (8)

10.13	Form of Restricted Stock Agreement (9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement (9)

21.0	List of Subsidiaries (10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 20, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2010.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: May 12, 2011	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: May 12, 2011	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer