Form 10-K
period 2011-06-30
Hampden Bancorp, Inc.
filed 2011-09-15
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑.

Based upon the closing price of the registrant’s common stock as of December 31, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $62,612,247.

The number of shares of Common Stock outstanding as of September 2, 2011 was 6,764,275.

Documents Incorporated By Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 2011.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Hampden Bank, the longest standing bank headquartered in Springfield, Massachusetts, is a full-service, community-oriented financial institution offering products and services to individuals, families, and businesses through ten offices located in Hampden County in Massachusetts. Hampden Bank was originally organized as a Massachusetts state-chartered mutual savings bank dating back to 1852. Hampden Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as by the Depositors Insurance Fund of Massachusetts, (“DIF”). Hampden Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Hampden Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Hampden Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Hampden Bank also provides access to insurance and investment products through its Financial Services Division, Hampden Financial.

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

Hampden Bank is headquartered in Springfield, Massachusetts. All of Hampden Bank's offices are located in Hampden County. Springfield is the third largest city in Massachusetts, located in south western Massachusetts, 90 miles west of Boston and 30 miles north of Hartford, Connecticut, connected by major interstate highways. A diversified mix of industry groups operate within Hampden County, including manufacturing, health care, higher education, wholesale/retail trade and service. The major employers in the area include MassMutual Financial Group, Baystate Health System, several area universities and colleges, and Big Y supermarkets. The county in which Hampden Bank currently operates includes a mixture of suburban, rural, and urban markets. According to 2010 census data, Hampden Bank's market area is projected to remain substantially unchanged in population and household growth through 2015. Based on census data from 2010, Hampden County is expected to experience a small decrease in population from 463,651 in 2010 to 463,397 in 2015. This is a projected decrease of 0.05%. The strongest growth is projected in the 55+ age group and $100,000+ household categories. According to census data, from 2010 through 2015, the median household income is projected to increase by 14.7% from $50,841 to $58,298.

Competition

The Company faces intense competition in attracting deposits and loans. The Company’s most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Company also faces competition for depositors' funds from money market funds, mutual funds and other corporate and government securities. Banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Bank. also operate in the Company’s market area. These institutions are significantly larger than the Company, and, therefore, have significantly greater resources.

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

Lending Activities

General. The Company's gross loan portfolio consisted of an aggregate of $400.6 million at June 30, 2011, representing 69.9% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $88.6 million in fiscal 2011 and $118.9 million in fiscal 2010. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $13.9 million during fiscal 2011 and $8.5 million in fiscal 2010, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $6.1 million during fiscal 2011 and $8.1 million during fiscal 2010. At June 30, 2011, the Company’s largest loan was $9.0 million, and the average balance of the Company’s ten largest loans was $4.5 million.

The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$121,462	30.32%	$130,977	31.49%	$123,151	31.76%	$121,864	33.75%	$116,178	35.21%
Commercial	151,395	37.79	138,746	33.35	127,604	32.91	117,636	32.59	90,538	27.45
Home Equity	62,975	15.72	65,006	15.63	58,747	15.15	57,790	16.01	59,899	18.15
Construction	5,265	1.31	13,460	3.24	17,243	4.45	11,308	3.13	21,251	6.44
Total mortgage loans on real estate	341,097	85.15	348,189	83.70	326,745	84.27	308,598	85.48	287,866	87.25

Other loans:
Commercial	35,739	8.92	42,539	10.23	38,918	10.04	32,509	9.00	25,472	7.71
Consumer and other	23,742	5.93	25,257	6.07	22,079	5.69	19,967	5.52	16,644	5.04
Total other loans	59,481	14.85	67,796	16.30	60,997	15.73	52,476	14.52	42,116	12.75
Total loans	400,578	100.00%	415,985	100.00%	387,742	100.00%	361,074	100.00%	329,982	100.00%
Other items:
Net deferred loan costs	2,603		2,943		2,638		2,257		1,902
Allowance for loan losses	(5,473)		(6,314)		(3,742)		(3,453)		(2,810)
Total loans, net	$397,708		$412,614		$386,638		$359,878		$329,074

Commercial Real Estate Loans.  The Company originated $18.8 million and $14.0 million of commercial real estate loans in fiscal 2011 and fiscal 2010, respectively, and had $151.4 million of commercial real estate loans, with an average yield of 5.8%, in its portfolio as of June 30, 2011, representing 37.8% of the total gross loan portfolio on such date. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

Interest rates on commercial real estate loans adjust over periods of three, five, or ten years based primarily on Federal Home Loan Bank rates. In general, rates on commercial real estate loans are priced at a spread over Federal Home Loan Bank advance rates.  Commercial real estate loans are generally secured by commercial properties such as industrial properties, hotels, small office buildings, retail facilities, warehouses, multi-family income properties and owner-occupied properties used for business. Generally, commercial real estate loans are approved with a maximum 80% loan to appraised value ratio.

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

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. These loans have original maturities of up to 40 years and generally have maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2011, the Company originated 22 loans with a loan-to-value ratio of 95% or greater, of which 91% were sold, and the remaining loans had Private Mortgage Insurance. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans that have maturities greater than 15 years. As of June 30, 2011, the residential real estate mortgage loan portfolio totaled $121.5 million, or 30.3% of the total gross loan portfolio on that date, and had an average yield of 5.2%. Of the residential mortgage loans outstanding on that date, $77.1 million were adjustable-rate loans with an average yield of 5.1% and $44.6 million were fixed-rate mortgage loans with an average yield of 5.4%. Residential mortgage loan originations totaled $34.3 million and $33.1 million for fiscal 2011 and 2010, respectively.

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

At June 30, 2011, fixed rate monthly payment loans held in the Company’s portfolio totaled $44.6 million, or 36.7% of total residential real estate mortgage loans at that date. The total of loans serviced for third parties as of June 30, 2011 is $53.6 million.

The adjustable-rate mortgage loans (“ARM Loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2011, ARM Loans totaled $77.1 million, or 63.5% of total residential loans outstanding at that date. The Company originates ARM Loans with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM Loan with a loan-to-value ratio greater than 85% requires Private Mortgage Insurance. ARM Loans are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM Loans help to reduce the Company’s exposure to changes in interest rates. However, ARM Loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default or prepayments.

In light of the national housing crisis, rising unemployment, and a weakening economy the Company offered a short term relief program, of generally three to six months, that provided our residential mortgage customers with the ability to overcome temporary financial pressures. The modification program is available to current customers that have a mortgage loan held in portfolio. The modification plan is designed to provide short term relief due to job loss, reduced income, a need to restructure debt, or other events that have caused or will cause a borrower to be unable to keep current with mortgage payments. The plan is offered on a case-by-case basis and only after a review of the borrower’s current financial condition and a determination that such a plan is likely to provide to the borrowers the ability to maintain current monthly payments going forward. Debt to income ratios demonstrating an ability to pay must be achieved for a modification plan to be in place. Under this modification program, the borrower’s future principal payments are accelerated in order to return to the original rate and term of the original contract, and accordingly these loans are not classified as troubled debt restructurings.

Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $15.5 million and $19.9 million of home equity lines-of-credit and loans during fiscal 2011 and fiscal 2010, respectively, and at June 30, 2011 had $63.0 million of home equity lines-of-credit and loans outstanding, representing 15.7% of the loan portfolio, with an average yield of 4.3% at that date. Approximately 35% of the Company’s home equity lines-of-credit and loans are classified as first in priority liens.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. Under our underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $31.9 million at June 30, 2011.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $8.6 million and $23.8 million in commercial loans during fiscal 2011 and fiscal 2010, respectively, and as of June 30, 2011 had $35.8 million in commercial loans in its portfolio, representing 8.9% of the loan portfolio, with an average yield of 5.0%.

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

Construction Loans.  The Company offers residential and commercial construction loans. The majority of non-residential construction loans are written to become permanent financing. The Company originated $8.8 million and $20.4 million of construction loans during fiscal 2011 and fiscal 2010, respectively, and at June 30, 2011 had $5.3 million of construction loans outstanding, representing 1.3% of the loan portfolio.

Consumer and Other Loans.  The Company originates a variety of consumer and other loans, auto loans and loans secured by passbook savings or certificate accounts. The Company also purchases manufactured home loans from a third party. The Company originated $2.6 million and $7.6 million of consumer and other loans, including purchases of manufactured home loans, during fiscal 2011 and fiscal 2010, respectively, and at June 30, 2011 had $23.7 million of consumer and other loans outstanding. Of the $2.6 million of originations in 2011, $1.2 million consists of manufactured housing loans. Consumer and other loans outstanding represented 5.9% of the loan portfolio at June 30, 2011, with an average yield of 8.7%.

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

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2011, the Company had commitments to grant loans of $10.2 million, unadvanced funds on home equity lines of credit totaling $31.9 million, unadvanced funds on overdraft lines-of-credit totaling $1.9 million, unadvanced funds on commercial lines-of-credit totaling $23.2 million, unadvanced funds due mortgagors and on construction loans totaling $2.2 million and standby letters of credit totaling $2.6 million.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-8.

The following table sets forth certain information concerning the Company’s portfolio loan originations:

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(In Thousands)
Loans at beginning of year	$415,985	$387,742	$361,074	$329,982	$320,704

Originations:
Mortage loans on real estate:
Residential	34,306	33,148	40,962	37,975	23,833
Commercial	18,781	13,973	25,734	19,435	12,309
Construction	8,779	20,444	15,932	22,291	24,456
Home Equity	15,494	19,927	17,365	15,383	11,794
Total mortgage loans on real estate originations	77,360	87,492	99,993	95,084	72,392

Other loans:
Commercial business	8,629	23,755	22,755	14,960	12,351
Consumer and other	1,448	1,858	1,798	2,842	4,477
Total other loan originations	10,077	25,613	24,553	17,802	16,828
Total loans originated	87,437	113,105	124,546	112,886	89,220

Purchase of manufactured home loans	1,151	5,769	5,644	5,726	6,497

Deduct:
Principal loan repayments and prepayments	80,283	72,256	78,044	71,159	73,194
Loan sales	20,941	16,603	24,091	16,322	12,219
Charge-offs	2,771	1,772	1,387	39	1,026
Total deductions	103,995	90,631	103,522	87,520	86,439
Net increase (decrease) in loans	(15,407)	28,243	26,668	31,092	9,278
Loans at end of year	$400,578	$415,985	$387,742	$361,074	$329,982

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

The Company generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $15.0 million for the Company as of June 30, 2011.

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

Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2011. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$24	5.76%	$7,239	6.26%	$5,901	3.95%	$933	4.65%
Due after one year to five years	990	5.36	59,278	5.77	9,888	5.89	-	-
Due after five years	120,451	5.22	84,846	5.84	19,982	4.92	4,332	5.46
Total	$121,465	5.22%	$151,363	5.83%	$35,771	5.03%	$5,265	5.32%

	Home Equity		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$22	6.23%	$367	6.26%	$14,486	5.21%
Due after one year to five years	2,710	5.28	2,104	6.37	74,970	5.78
Due after five years	60,240	4.25	21,271	9.02	311,122	5.45
Total	$62,972	4.30%	$23,742	8.74%	$400,578	5.50%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

The following table sets forth, at June 30, 2011, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2012 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2012
	Fixed	Adjustable	Total
	(In Thousands)
Residential Mortgage	$44,339	$77,102	$121,441
Construction	3,807	525	4,332
Commercial mortgage	73,556	70,568	144,124
Commercial business	12,824	17,046	29,870
Home equity	27,839	35,111	62,950
Consumer and other	22,330	1,045	23,375
Total loans	$184,695	$201,397	$386,092

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

Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2011, the Company had $1.3 million of property classified as OREO. In July 2011, the Company began leasing out a $270,000 OREO property. The lease terms contain a provision for the lessee to be able to purchase the property in two years.

Classification of Assets and Loan Review.  Risk ratings of 1-9 are assigned to all credit relationships to differentiate and manage levels of risk in individual exposures and throughout the portfolio.  Ratings are called Customer Risk Ratings (CRR).  Customer Risk Ratings are designed to reflect the risk to the Company in any Total Customer Relationship Exposure.  Risk ratings are used to profile the risk inherent in portfolio outstandings and exposures to identify developing trends and relative levels of risk and to provide guidance for the promulgation of policies, which control the amount of risk in an individual credit and in the entire portfolio, identify deteriorating credits and predict the probability of default.  Timeliness of this process allows early intervention in the recovery process so as to maximize the likelihood of full recovery, and establish a basis for maintaining prudent reserves against loan losses.

The Account Manager has the primary responsibility for the timely and accurate maintenance of Customer Risk Ratings.  The risk rating responsibility for the aggregate portfolio rests with the Commercial and Residential Division Executives.  If a disagreement surfaces regarding a risk rating, the loan review committee makes the final determination. The members of the Bank’s loan review committee include the Bank’s President, Executive Vice President, Chief Financial Officer, two Senior Vice Presidents, the Senior Commercial Credit Analyst, and the Vice President of Financial Reporting. All others in a supervisory or review function regarding a certain credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management’s attention any dispute so it may be resolved.  Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate.

The Company engages an independent third party to conduct a semi-annual review of a significant portion of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee.

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2011, loans classified as special mention totaled $23.7 million, consisting of $18.2 million commercial real estate, $3.8 million commercial loans, $1.1 million residential mortgage loans, $402,000 home equity and $212,000 consumer loans.

Substandard loans totaled $11.6 million, consisting of $6.0 million commercial real estate, $3.8 million commercial, $1.4 million residential mortgage, $309,000 construction, $47,000 home equity and $22,000 consumer loans.

Loans classified as doubtful totaled $2.6 million, consisting of $1.6 commercial real estate, $617,000 residential mortgage, $357,000 home equity, $49,000 consumer loans and $35,000 commercial.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$2,635	$2,763	$2,473	$684	$217
Commercial mortgage	1,719	1,200	856	703	235
Commercial	1,366	936	168	3,212	3,083
Home equity, consumer and other	495	793	417	226	26
Total non-accrual loans	6,215	5,692	3,914	4,825	3,561

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-	-	-	-
Commercial mortgage	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	-	-	-	-
Total non-performing loans	6,215	5,692	3,914	4,825	3,561
Other real estate owned	1,264	911	1,362	-	-
Total non-performing assets	$7,479	$6,603	$5,276	$4,825	$3,561
Troubled debt restructurings, not reported above	$10,926	$4,836	$-	$-	$-

Ratios:
Non-performing loans to total loans	1.55%	1.37%	1.01%	1.34%	1.08%
Non-performing assets to total assets	1.30%	1.13%	0.93%	0.89%	0.68%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for three months for residential loans and six months for commercial loans. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual and impaired loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been partially charged off. If there is a collateral shortfall for the loan or it has been partially charged off, then the Company typically applies the entire payment to the principal balance on the loan. The increase in commercial mortgage non-accrual loans from fiscal year 2010 to fiscal year 2011 was mainly due to one commercial lending relationship amounting to $1.3 million.

As of June 30, 2011, loans on non-accrual totaled $6.2 million which consisted of $3.7 million in loans that were 90 days or greater past due, $1.4 million in loans that are current or less than 30 days past due and $1.1 million in loans that are 30-89 days past due. The loans that are less than 90 days past due were previously on non-accrual and it is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms and an acceptable history of repayment of three to six months. Commercial non-accrual loans less than 90 days past due were $834,000, 1-4 family residential non-accrual loans less than 90 days past due were $1.1 million, commercial real estate non-accrual loans less than 90 days past due were $425,000, and home equity second lien non-accrual loans less than 90 days past due were $114,000. All non-accrual loans, troubled debt restructurings, and loans with risk ratings of six or higher are assessed by the Company for impairment.

At June 30, 2011, the Bank had eighteen troubled debt restructurings (“TDR”) (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $11.9 million, of which $1.0 million is on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $943,000 for the year ended June 30, 2011. At June 30, 2010, the Bank had ten TDRs totaling approximately $5.5 million, of which $712,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $264,000 for the year ended June 30, 2010. There were no troubled debt restructurings for any year end prior to June 30, 2010.

All loans that are modified when the bank makes a concession in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The bank modifies loans in the normal course of business for credit worthy borrowers that are not TDRs. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. At such time they meet the criteria for impairment they will be classified as such. The Company does not currently have any concession programs that we offer to our commercial or mortgage loan customers. The Company’s policy for classifying the modified loans as accrual or non-accrual at the time of modification is as follows: (i) For loans that have been modified and remain on accrual, the modifications are done to our existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward, and (ii) modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment of three to six months. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have an extensive enough amount to be able to address success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly. However, as previously described, the Company offered a short term relief program, of generally three to six months, that provided our residential mortgage customers with the ability to overcome temporary financial pressures.

At June 30, 2011, the interest income that would have been recorded had non-accruing loans been current according to their original terms, amounted to $362,000.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for loan losses."

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral adjusted for market conditions and selling expenses if the loan is collateral dependent. Impaired loans increased to $20.6 million at June 30, 2011 from $ 16.3 million at June 30, 2010 as a result of the continuing economic downturn in the greater Springfield Area, current financial information received from borrowers, and an internal review of criteria for classifying impaired loans based on current regulatory guidelines.  Total impaired loans include $14.2 million, or 69%, of loans which are current with all payment terms. The Company has established specific reserves aggregating $595,000 for impaired loans.  Such reserves relate to seventeen impaired loans with a carrying value of $11.8 million, and are based on management’s analysis of estimated underlying collateral values or the expected cash flows. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The $20.6 million of impaired loans include $6.4 million of non-accrual loans and $10.9 million of accruing troubled debt restructured loans as of June 30, 2011. The remaining $3.3 million are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The primary reason for the decrease in the related allowance from June 30, 2010 to June 30, 2011 is because the Company has charged off any collateral shortfall on collaterally dependent impaired commercial loans. As of June 30, 2010, the $16.3 million of impaired loans included $2.4 million of non-accrual loans and $4.8 million of accruing troubled debt restructured loans. The remaining $9.1 million are loans that the Company believed, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $16.3 million of impaired loans, $11.1 million, or 68.0%, were current with all payment terms as of June 30, 2010.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Balance at beginning of year	$6,314	$3,742	$3,453	$2,810	$3,695
Charge-offs:
Residential mortgage loans	(147)	(39)	(585)	(28)	-
Commercial real estate	(2,000)	(184)	-	-	(205)
Commercial	(530)	(1,511)	(739)	-	(786)
Consumer and other	(94)	(38)	(58)	(11)	(35)
Total charge-offs	(2,771)	(1,772)	(1,382)	(39)	(1,026)

Recoveries:
Residential mortgage loans	8	2	-	26	-
Commercial real estate	-	-	-	-	-
Commercial	21	3	256	-	7
Consumer and other	1	2	3	5	12
Total recoveries	30	7	259	31	19
Net charge-offs	(2,741)	(1,765)	(1,123)	(8)	(1,007)
Provision for loan losses	1,900	4,337	1,412	651	122
Balance at end of year	$5,473	$6,314	$3,742	$3,453	$2,810

Ratios:
Net charge-offs to average loans outstanding	(0.68%)	(0.43%)	(0.29%)	(0.00%)	(0.32%)
Allowance for loan losses to non-performing loans at end of year	88.06%	110.93%	95.61%	71.56%	78.91%
Allowance for loan losses to total loans at end of year	1.37%	1.52%	0.97%	0.96%	0.85%

As shown in the table above, the provision for loan losses has decreased over the past year. The Company completes its allowance for loan loss review using a calculation that uses specific reserves on impaired credits and general reserves on all non-impaired credits. During this review process, the Company has implemented a qualitative review of the non-impaired loans, using historical charge-offs as the starting point, including charge-offs recognized in the current quarter, and then adding additional basis points for specific qualitative factors such as the levels and trends in delinquency and impairments, trends in volume and terms as risk rating migration, effects of changes in risk selection and underwriting standards, experience of lending management and staff, and national and local economic trends and conditions. Adjustments to the provision are made when quarterly reviews indicate that revisions are necessary.

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

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by -loan basis to determine if any specific allowance is required for the allowance for loan loss. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the impaired loan has a shortfall in the expected future cash flows then a specific allowance will be placed on the loan in that amount. However, the Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Residential, commercial real estate, construction and some consumer loans are secured by real estate. As of June 30, 2011, except for one, all commercial loans are secured by all business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary to a borrower. In certain cases additional collateral may be obtained.

For the year ended June 30, 2011, total charge-offs were $2.8 million. These charge-offs were primarily due to three commercial loan relationships. There was a decrease in specific reserves on impaired loans from $1.4 million at June 30, 2010 to $595,000 at June 30, 2011 due to the charge-offs taken in fiscal 2011. This decrease in specific reserves contributed to the decrease in the ratio of allowance for loan losses to total loans at the end of the year from 1.52% at June 30, 2010 to 1.37% at June 30, 2011. The allowance for loan losses to non-performing loans has decreased from 110.93% at June 30, 2010 to 88.06% at June 30, 2011.

Although the Company experienced an increase in non-performing and impaired loans, our allowance for loan losses decreased between June 30, 2010 and June 30, 2011. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The increase in non-performing loans from June 30, 2010 to June 30, 2011 was due to two commercial lending relationships. Both of these relationships are impaired, a partial charge-off was taken on one of the relationships and the other did not require a specific allowance as of June 30, 2011 based on discounted cash flows and a review of collateral. The reason our allowance for loan losses decreased with the increase in impaired loans was because the Company has charged off most collateral shortfalls on collaterally dependent impaired loans and it was determined that, for the rest of the impaired loans with no specific allowances, the cash flows or collateral were sufficient to support the outstanding loan balance, resulting in no measure of impairment.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2011			2010			2009
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$893	$121,462	30.32%	$1,175	$130,977	31.76%	$887	$123,151	31.76%
Construction	65	5,265	1.31	60	13,460	4.45	82	17,243	4.45
Commercial	2,922	151,395	37.79	2,267	138,746	32.91	1,461	127,604	32.91
Home equity	517	62,975	15.72	496	65,006	15.15	458	58,747	15.15
Total mortgage loans on real estate	4,397	341,097	85.15	3,998	348,189	84.27	2,888	326,745	84.27

Commercial	1,020	35,739	8.92	2,264	42,539	10.04	781	38,918	10.04
Consumer and other	56	23,742	5.93	52	25,257	5.69	73	22,079	5.69
Total loans	$5,473	$400,578	$100.00%	$6,314	$415,985	100.00%	$3,742	$387,742	100.00%

	At June 30,
	2008			2007
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$464	$121,864	33.75%	$287	$116,178	35.21%
Construction	91	11,308	3.13	141	21,251	6.44
Commercial	850	117,636	32.59	539	90,538	27.45
Home equity	304	57,790	16.01	217	59,899	18.15
Total mortgage loans on real estate	1,709	308,598	85.48	1,184	287,866	87.25

Commercial	1,681	32,509	8.99	1,469	25,472	7.71
Consumer and other	63	19,967	5.53	157	16,644	5.04
Total loans	$3,453	$361,074	100.00%	$2,810	$329,982	100.00%

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

Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining other-than-temporary impairment losses, impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income/loss, net of applicable taxes.

Government-Sponsored Enterprises.  At June 30, 2011, the Company’s government-sponsored enterprises portfolio totaled $1.0 million, or 0.9% of the total portfolio on that date.

Corporate Obligations. At June 30, 2011, the Company’s portfolio of corporate obligations totaled $999,000, or 0.9% of the portfolio at that date. The Company’s policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At June 30, 2011, all investments in corporate obligations were rated ‘A’ or better.

Residential Mortgage-Backed Securities.  At June 30, 2011, the Company’s portfolio of residential mortgage-backed securities totaled $109.9 million, or 98.2% of the portfolio on that date, and included pass-through securities totaling $56.5 million and collateralized mortgage obligations totaling $47.0 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). The Company also invests in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2011, we held 22 securities issued by private mortgage originators that had an amortized cost of $6.4 million and a fair value of $6.3 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2011. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Marketable Equity Securities.  At June 30, 2011, the Company’s portfolio of marketable equity securities totaled $53,000, or 0.05% of the portfolio at that date, and consisted of common stock of two corporations. The Company’s investment policy requires investments of no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issues must be listed on the NYSE, or AMEX or traded on NASDAQ. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be other-than-temporary impairment (“OTTI”) securities for the year ended June 30, 2011. During the twelve months ended June 30, 2010 the Company did not incur a write-down for OTTI of investment securities.

Restricted Equity Securities.  At June 30, 2011, the Company held $5.2 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for Hampden Bank to borrow from the FHLB.  On February 26, 2009, the FHLB’s board of directors (i) announced that they were suspending dividends and (ii) issued a moratorium on the redemption of FHLB stock. On April 21, 2011, the FHLB’s board of directors declared that they were paying a dividend with a rate of 0.31%, which was paid on May 3, 2011.

The following table sets forth certain information regarding the amortized cost and market values of the Company’s securities available for sale at the dates indicated:

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$1,000	$1,000	$9,992	$10,027	$9,982	$10,105
Corporate bonds and other obligations	996	999	-	-	-	-
Residential mortgage-backed securities:
Agency	100,758	103,540	88,842	91,876	92,340	94,108
Non-agency	6,366	6,327	9,024	9,097	11,973	11,180
Total debt securities	109,120	111,866	107,858	111,000	114,295	115,393

Marketable equity securities:
Common stock	51	53	561	379	1,018	707
Total marketable equity securities	51	53	561	379	1,018	707
Total securities available for sale	109,171	111,919	108,419	111,379	115,313	116,100
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,233	5,233	5,233	5,233	5,233	5,233
Total securities	$114,404	$117,152	$113,652	$116,612	$120,546	$121,333

The table below sets forth certain information regarding the amortized cost, and weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2011. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale:
Government-sponsored enterprises	$-	-%	$1,000	0.99%	$-	-%	$-	-%	$1,000	0.99%
Corporate bonds and other obligations	-	-	996	2.61	-	-	-	-	996	2.61
Mortgage-backed securities:
Agency	-	-	4,098	2.07	48,474	2.32	48,186	3.21	100,758	2.74
Non-agency	-	-	-	-	3,295	4.71	3,071	2.80	6,366	3.79
Total debt securities	$-	-%	$6,094	1.55%	$51,769	2.47%	$51,257	3.19%	$109,120	2.76%

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from the Company’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits and the Deposit Insurance Fund (“DIF”) fully insures amounts in excess of such limits.

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

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$53,107	12.80%	-%	$45,436	11.78%	-%	$35,017	10.38%	-%
Savings	84,253	20.31	0.34	77,335	19.16	0.61	68,967	19.33	1.14
Money market	47,545	11.46	0.44	44,309	11.07	0.67	33,124	9.36	1.17
NOW accounts	28,069	6.77	0.47	23,707	5.92	0.60	19,132	5.41	0.90
Total transaction accounts	212,974	51.35	0.31	190,787	47.93	0.49	156,240	44.48	0.87
Certificates of deposit	201,782	48.65	2.22	208,468	52.07	2.59	196,567	55.52	3.22
Total deposits	$414,756	100.00%	1.24%	$399,255	100.00%	1.52%	$352,807	100.00%	2.12%

The following table sets forth time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2011	2010	2009
	(In Thousands)
Less than 2%	$95,119	$81,604	$27,961
2.00% - 2.99%	45,248	48,204	58,339
3.00% - 3.99%	35,150	55,632	80,658
4.00% - 4.99%	7,201	9,364	12,003
5% or Greater	10,820	18,134	23,555
Total	$193,538	$212,938	$202,516

The following table sets forth time deposits of the Company at June 30, 2011 by maturity:

	Year Ending June 30,
Interest Rate	2012	2013	2014	2015	After June 30, 2015	Total
	(In Thousands)
Less than 2%	$67,939	$17,484	$8,781	$614	$300	$95,118
2.00% - 2.99%	15,078	12,414	4,993	3,380	9,382	45,247
3.00% - 3.99%	10,502	2,959	9,047	10,830	1,814	35,152
4.00% - 4.99%	434	2,240	4,469	58	-	7,201
5% or Greater	9,885	935	-	-	-	10,820
Total	$103,838	$36,032	$27,290	$14,882	$11,496	$193,538

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $111.5 million. The following table sets forth the maturity of those certificates as of June 30, 2011:

At June 30, 2011
(In Thousands)
Three months or less	$29,646
Over three months through six months	13,011
Over six months through one year	16,913
Over one year through three years	34,228
Over three years	17,702
Total	$111,500

Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans, investment securities and by its holding of FHLB stock. As of June 30, 2011, the Company had outstanding $47.5 million in FHLB advances, and had the ability to borrow an additional $32.8 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2011	2010	2009
	(Dollars In Thousands)
Balance at end of year	$47,478	$58,196	$72,415
Average balance during year	49,934	63,116	84,809
Maximum outstanding at any month end	57,137	72,415	94,126
Weighted average interest rate at end of year	4.01%	3.96%	4.05%
Weighted average interest rate during year	4.00%	4.03%	4.16%

Of the $47.5 million in advances outstanding at June 30, 2011, $30.0 million bearing a weighted-average interest rate of 4.13% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

On July 22, 2011, the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months. Based on comments by the Federal Reserve, the Bank does not currently believe that interest rates will increase in the next couple of years. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding borrowings.

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

In addition to FHLB borrowings as of June 30, 2011 and 2010, the Company had $7.2 million of overnight repurchase agreements with business customers with a weighted average rate of 0.15% and $6.8 million with a weighted average rate of 0.25%, respectively.  These repurchase agreements are collateralized by government-sponsored enterprise investments.

The following table sets forth certain information concerning balances and interest rates on the Company’s repurchase agreements at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2011	2010	2009
	(Dollars In Thousands)
Balance at end of year	$7,233	$6,806	$10,872
Average balance during year	7,992	8,902	12,684
Maximum outstanding at any month end	9,705	10,099	14,652
Weighted average interest rate at end of year	0.15%	0.25%	0.75%
Weighted average interest rate during year	0.18%	0.30%	1.20%

Personnel

As of June 30, 2011, the Company had 105 full-time and 10 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has two operating subsidiaries, Hampden Investment Corporation and Hampden Insurance Agency.

Hampden Investment Corporation. Hampden Investment Corporation (“HIC”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2011, HIC had total assets of $88.0 million consisting primarily of government-sponsored enterprise bonds and mortgage backed securities. HIC’s net income for the years ending June 30, 2011 and June 30, 2010 was $1.5 million and $1.5 million respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. Hampden Insurance Agency (“HIA”) is an inactive insurance agency.  As of June 30, 2011 and 2010, HIA had no assets.

Hampden Bancorp, Inc.’s subsidiary, in addition to Hampden Bank, is described below.

Hampden LS, Inc. Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering, the Employee Stock Ownership Plan, purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering.

REGULATION AND SUPERVISION

General

Hampden Bancorp, Inc. is a Delaware corporation and registered bank holding company. Hampden Bancorp, Inc. is regulated as a bank holding company by the Federal Reserve Board. Hampden Bank is a Massachusetts-charted stock savings bank. Hampden Bank is the wholly-owned subsidiary of Hampden Bancorp, Inc.  Hampden Bank’s deposits are insured up to applicable limits by the FDIC and by DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Hampden Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Hampden Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on Hampden Bancorp, Hampden Bank and their operations. Hampden Bank is a member of the FHLB. As further described below under “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.

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

The Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision and require that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC must promulgate rules under which assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks such as Hampden Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

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

The Dodd-Frank Act requires federal bank regulators including the FDIC to establish minimum leverage and risk based capital requirements to apply to insured depository institutions such as Hampden Bank.  Such regulations must be implemented by January 21, 2012.

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

Interstate Banking and Branching.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2011, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category.

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

The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called “financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank. Section 23A of the Federal Reserve Act was further amended by the Dodd-Frank Act to make the 10% capital limit applicable to transactions between a bank and its financial subsidiary, and repeals the retained earnings exclusion. Those amendments will become effective approximately two years after the date of enactment of the Dodd-Frank Act.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Hampden Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“Insiders”) of Hampden Bancorp, Inc. and Hampden Bank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Hampden Bank may make to Insiders based, in part, on Hampden Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to Insiders over other employees. Loans to executive officers are further limited by specific categories. The Dodd-Frank Act also further restricts loans to insiders and expands the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.

The Dodd-Frank Act requires that the scope of “covered transactions” will be expanded to include derivative transactions to the extent they result in credit exposure to an affiliate and securities borrowing and lending transactions to the extent they result in credit exposure to any affiliate.  Such changes are to be effective July 21, 2012.

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

 Deposit Insurance.  Hampden Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposit accounts in Hampden Bank are insured by the FDIC. In October 2008, the FDIC increased deposit insurance to a maximum of $250,000 per depositor. The Dodd-Frank Act has made this maximum of $250,000 in deposit insurance, which was to end on January 1, 2014, permanent. In addition, as a Massachusetts-chartered savings bank, Hampden Bank is required to be member of the Massachusetts Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage.

Federal law requires that the designated reserve ratio for the deposit insurance fund to be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. The Dodd-Frank Act increased the minimum reserve ratio to 1.35% from 1.15%, and the FDIC has been instructed to offset the effect of this increase on institutions with less than $10 billion in assets. If this reserve ratio drops below 1.35%, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.35% of estimated insured deposits within five years. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation has increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points. In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered.  The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2011, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $55.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $55.8 million, the reserve requirement is 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $55.8 million. The first $10.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Hampden Bank is in compliance with these requirements.

Federal Home Loan Bank System

 Hampden Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hampden Bank was in compliance with this requirement with an investment in stock of the FHLB at June 30, 2011 of $5.2 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. On February 26, 2009 the Federal Home Loan Bank’s board of directors (i) announced that they were suspending future dividends and (ii) issued a moratorium on the redemption of FHLB stock. On April 21, 2011, the FHLB declared that they were paying a dividend with a rate of 0.31%, which was paid on May 3, 2011. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB stock held by Hampden Bank.

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

Hampden Bancorp, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Hampden Bank. The Dodd-Frank Act requires federal bank regulators to establish minimum leverage and risk based capital requirements for insured depository institutions by January 21, 2012.  It also provides that minimum capital levels applicable to insured institutions will be applied to bank holding companies.  As a result, trust preferred stock will no longer be deemed Tier 1 capital for bank holding companies with over $500 million in assets.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2007. For its 2010 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

State Taxation

Prior to tax years beginning on or after January 1, 2009, financial institutions in Massachusetts were not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group files a separate annual income tax return. The Massachusetts excise tax rate for savings banks is currently 10.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. As a result, the rate has dropped to 10.0% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9.0% for tax years beginning on or after January 1, 2012 and thereafter. Also, for the years beginning on or after January 1, 2009, the new law requires all unitary members of a consolidated group, except those with Massachusetts Security Corporation status, to file a combined corporation excise tax return. The Company continues to analyze the impact of this law change, however, it is not expected to have a material effect on the financial statements.

The Company's state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

At June 30, 2011, our loan portfolio consisted of $151.4 million, or 37.8%, of commercial real estate loans, $35.8 million, or 8.9%, of commercial business loans and $5.3 million, or 1.3%, of construction loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial business loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, because commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary for credit related impairments on debt securities or the entire impairment on equity securities. As of June 30, 2011, the amortized cost and the fair value of the Company’s securities portfolio totaled $109.2 million and $111.9 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down equity securities to their fair value or debt securities to the extent of estimated credit loss. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

Our profitability, like that of most financial institutions, depends primarily upon our net interest income, which is the difference between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent a large portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management."

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

The United States experienced a severe economic downturn in 2008 and 2009, which continued into 2010.  The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.  Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

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

We face intense competition both in making loans and attracting and retaining deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. There are at least 15 credit unions in Hampden County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Due to the interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to us.  Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time. The federal government has guaranteed money market funds which traditionally compete with bank deposits.  The federal government has offered significant guarantees of new debt issuance to some of our competitors to help them fund their operations.  The federal government now controls Fannie Mae and Freddie Mac and may operate directly as a competitor in some lending markets in the future.  Emergency measures designed to support some of our competitors may provide no advantage to us or place us at a disadvantage.  Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment for us and other market participants.  Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see "Business—Market Area" and " Business—Competition."

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

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2011, our allowance for loan losses was $5.5 million, representing 1.37% of total loans and 88.06% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge offs. Any such action might have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Act, signed into law on July 21, 2010, will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The new law eliminated, as of July 21, 2011, the Office of Thrift Supervision. Effective July 21, 2011 the Office of the Comptroller of the Currency, which is also the primary federal regulator for national banks, became the primary federal regulator for federal thrifts. The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Furthermore, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our low return on equity may negatively affect our stock price

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity is reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs associated with being a public company and added expenses in connection with the administration of our employee stock ownership plan and our 2008 Equity Incentive Plan (the “2008 Plan”). Until we can increase our net interest income and non-interest income, we expect our return on equity to be below that of our peers, which may negatively affect the value of our common stock. For the twelve months ended June 30, 2011, our return on equity was 1.40%.

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

Our contribution to Hampden Bank Charitable Foundation may not be fully tax deductible, which could hurt our profits

We made a contribution to the Hampden Bank Charitable Foundation, valued at $3.8 million, pre-tax, at the time of our initial public offering. The Internal Revenue Service has granted tax-exempt status to the foundation. The amount of the tax deduction related to the foundation is limited to 10% of taxable income each year but can only be carried forward until the tax year ended October 31, 2012. We may not have sufficient profits to be able to use the deduction fully. As a result of our evaluation of whether it is “more likely than not” that we will be unable to use the entire deduction, we have established a valuation allowance of $710,000 related to the deferred tax asset that has been recorded for this contribution.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company conducts its business through its main office located in Springfield, Massachusetts and nine other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2011:

		Location	Year Opened	Lease Expires

Owned
	Main Office:
		19 Harrison Avenue	1852
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1975
		West Springfield, MA 01089

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118

Leased
		820 Suffield Street	2001	2020
		Agawam, MA 01001

		2005 Boston Road	2003	2022 (1)
		Wilbraham, MA 01095

		1500 Main Street	2005	2015
		Tower Square
		Springfield, MA 01115

		187 Main Street	2007	2013 (2)
		Indian Orchard
		Springfield, MA 01151

		916 Shaker Road	2009	2014 (3)
		Longmeadow, MA 01106

		977 Boston Road	2011	2031
		Springfield, MA 01119

(1) Hampden Bank has an option to renew for two additional ten year terms.
(2) Hampden Bank has an option to renew for two additional five year terms.
(3) Hampden Bank has an option to renew for three additional five year terms.

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

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The following table sets forth, for the quarters in the Company’s two most recent fiscal years, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on September 2, 2011 was $12.58. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal 2011:
First Quarter	$10.10	$9.25	$0.03
Second Quarter	11.33	9.90	0.03
Third Quarter	13.32	10.84	0.03
Fourth Quarter	13.70	12.56	0.03

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal 2010:
First Quarter	$11.00	$9.90	$0.03
Second Quarter	11.00	10.62	0.03
Third Quarter	10.99	9.80	0.03
Fourth Quarter	10.05	9.21	0.03

Shareholders and Issuer Purchases of Equity Securities

As of August 19, 2011, there were 6,797,768 shares of common stock outstanding, and the Company had approximately 2,000 holders of record.

Pursuant to the Company’s third Stock Repurchase Program, which was announced on June 2, 2010, the Company’s Board of Directors authorized the repurchase of up to 357,573, or 5%, of the common stock outstanding, in open market purchases.  Purchases are made from time to time at the discretion of the Company. During the fourth quarter, the Company did not repurchase any shares of Company stock. The Company repurchased 289,430 shares of Company stock for $2.9 million, at an average price of $10.11 per share, in the first three quarters of fiscal year ended June 30, 2011 pursuant to the Company’s third Stock Repurchase Program announced in June 2010. The Company purchased 10,500 shares of Company stock, at $9.95 per share, from Hampden Bank Charitable Foundation in the first quarter of fiscal 2011.  In addition the Company repurchased 18,345 shares of Company stock, at an average price of $12.17 per share, in the third quarter of fiscal 2011 in connection with the vesting of the restricted stock grants as part of our 2008 Equity Incentive Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations.

In addition, on December 22, 2010, the Company announced that its Board of Directors authorized a fourth stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 339,170 shares, or approximately 5%, of the Company’s then outstanding common stock, of which no shares have been repurchased. The Company will commence its fourth stock repurchase program immediately upon the completion of its third repurchase program.  Any repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company, and it is intended that the Stock Repurchase Program will complete all repurchases within twelve months after its commencement. There is no assurance that the Company will repurchase shares during any period. An aggregate of 373,113 shares are authorized to yet be repurchased under both stock repurchase programs.

			(c)
			Total Number of	(d)
			Shares Purchased	Maximum Number of
	(a)	(b)	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1, 2011 - April 30, 2011	-	$-	-	373,113
May 1, 2011 - May 31, 2011	-	$-	-	373,113
June 1, 2011 - June 30, 2011	-	$-	-	373,113
	-	$-	-

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company’s initial public offering) through June 30, 2011. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on January 17, 2007. The stock price performance on the graph below does not necessarily indicate future price performance.

Hampden Bancorp, Inc.

Total Return Performance
125
100
75
50
25
Index Value
Hampden Bancorp, Inc.
NASDAQ Bank Index
NASDAQ Composite
1/17/2007
6/30/2007
12/31/2007
6/30/2008
12/31/2008
6/30/2009
12/31/2009
6/30/2010
12/31/2010
6/30/2011

		Period Ending
Index	01/17/07	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11
Hampden Bancorp, Inc.	100.00	87.98	78.58	79.25	72.73	79.27	85.76	76.96	92.33	108.65
NASDAQ Bank Index	100.00	95.30	81.75	63.97	64.14	49.64	53.68	55.19	61.28	58.91
NASDAQ Composite	100.00	105.37	107.78	93.58	64.69	75.67	94.03	87.81	111.09	116.66

*The source of this chart and index values is SNL Financial LC.

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

	At June 30,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Financial Condition Data:
Total assets	$573,326	$585,575	$567,656	$543,832	$523,937
Loans, net (1)	398,108	413,547	387,553	360,773	329,538
Securities	111,919	111,379	116,100	123,892	153,754
Deposits	417,255	420,060	381,477	331,441	327,341
Short-term borrowings, including repurchase agreements	7,233	6,806	12,372	13,223	13,937
Long-term debt	47,478	58,196	70,915	95,477	75,334
Stockholders' equity	93,516	94,773	96,658	100,448	102,018

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2011	2010	2009	2008	2007
	(In Thousands, except per share data)
Selected Operating Results:
Interest and dividend income, including fees	$25,547	$27,557	$28,273	$28,824	$27,534
Interest expense	7,631	9,740	12,345	14,340	15,481
Net interest income	17,916	17,817	15,928	14,484	12,053
Provision for loan losses	1,900	4,337	1,412	651	122
Net interest income, after provision for loan losses	16,016	13,480	14,516	13,833	11,931
Non-interest income	2,936	2,735	2,300	2,434	1,963
Non-interest expense (1)	17,079	17,101	16,286	14,082	15,616
Income (loss) before income tax provision	1,873	(886)	530	2,185	(1,722)
Income tax provision (benefit) (2)	559	(533)	244	1,015	(267)
Net income (loss)	$1,314	$(353)	$286	$1,170	$(1,455)

Basic earnings per share	$0.21	$(0.05)	$0.04	$0.16	$(0.20)
Basic weighted average shares outstanding	6,247,438	6,528,355	6,826,777	7,273,069	7,333,354

Diluted earnings per share	$0.21	$(0.05)	$0.04	$0.16	$(0.20)
Diluted weighted average shares outstanding	6,392,198	6,528,355	6,868,495	7,283,701	7,333,354

Dividends per share	$0.12	$0.12	0.12	0.12	N/A

(1) Includes the contribution to the Hampden Bank Charitable Foundation in the amount of $3.8 million for the year ended June 30, 2007.
(2) Includes a tax benefit of approximately $827,000 due to the donation to the Hampden Bank Charitable Foundation for the year ended June 30, 2007. Includes a $350,000 increase in
      2008 and a $100,000 decrease in 2011 to the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward.

	At or For The Years Ended June 30,
	2011	2010		2009	2008	2007

Selected Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets (ratio of net income to average total assets)	0.23%	(0.06	) %	0.05%	0.22%	(0.29	) %
Return (loss) on average equity (ratio of net income to average equity)	1.40%	(0.37	) %	0.29%	1.13%	(3.04	) %
Average interest rate spread (1)	3.02%	2.81%		2.42%	2.06%	1.91%
Net interest margin (2)	3.38%	3.29%		3.03%	2.93%	2.57%
Efficiency ratio (3)	81.91%	83.21%		89.35%	83.95%	113.09%
Non-interest expense to average total assets	2.98%	2.98%		2.94%	2.70%	3.13%
Dividend pay-out ratio (4)	62.10%	n/a		333.56%	81.54%	n/a
Average interest-earning assets to average interest bearing liabilities	126.07%	126.97%		126.40%	129.95%	119.90%

Asset Quality Ratios:
Non-performing assets to total assets	1.30%	1.13%		0.93%	0.89%	0.68%
Non-performing loans to total loans	1.55%	1.37%		1.01%	1.34%	1.08%
Allowance for loan losses to non-performing loans	88.06%	110.93%		95.61%	71.56%	78.91%
Allowance for loan losses to total loans	1.37%	1.52%		0.97%	0.96%	0.85%
Net charge-offs to average loans outstanding	0.68%	0.43%		0.29%	0.00%	0.32%

Capital Ratios:
Equity to total assets at end of year	16.31%	16.23%		17.03%	18.47%	19.47%
Average equity to average assets	16.35%	16.69%		17.69%	19.79%	9.61%
Risk based tier 1 capital ratio (bank only) at end of year	18.20%	16.90%		17.40%	18.50%	19.30%

Other Data:
Number of full service offices	10	9		9	8	7

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

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2011 and June 30, 2010 and the Company’s consolidated results of operations for the years ended June 30, 2011, 2010 and 2009. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Dividend. On August 2, 2011 the Company announced that its Board of Directors had declared a cash dividend of $0.03 per common share. The dividend will be paid on August 31, 2011 to shareholders of record as of August 18, 2011.

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

Other-Than-Temporary Impairment of Investment Securities.

Critical Estimates. One of the significant estimates related to available for sale securities is the evaluation of investments for other-than-temporary impairment. If a decline in the fair value of an equity security is judged to be other-than-temporary, a charge is recorded equal to the difference between the fair value and cost basis of the security. Following such write-down in value, the fair value of the other-than-temporarily impaired investment becomes its new cost basis.

Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income, net of applicable taxes.

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We analyze historical loss experience, and qualitative factors such as delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2011.

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

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout Massachusetts and Connecticut. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates and changes in government regulations, which in turn, will have an effect on the credit quality in this segment. Management requires annual borrower financial statements, obtains rent rolls annually and continually monitors the cash flows of these loans.

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

	Years Ended June 30,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$403,686	$22,342	5.53%	$410,946	$23,475	5.71%	$385,694	$22,721	5.89%
Investment securities	114,312	3,163	2.77%	117,812	4,059	3.45%	123,419	5,427	4.40%
Federal funds sold and other short-term investments	11,777	42	0.36%	12,812	23	0.18%	15,713	125	0.80%
Total interest earning assets	529,775	25,547	4.82%	541,570	27,557	5.09%	524,826	28,273	5.39%
Allowance for loan losses	(6,033)			(5,163)			(3,753)
Total interest earning assets less allowance for loan losses	523,742			536,407			521,073
Non-interest earning assets	49,580			36,666			32,370
Total assets	$573,322			$573,073			$553,443

Interest-bearing liabilities:
Savings deposits	$84,253	367	0.44%	$77,335	639	0.83%	$68,967	1,014	1.47%
Money market	47,545	253	0.53%	44,309	402	0.91%	33,124	507	1.53%
NOW accounts	28,069	175	0.62%	23,707	231	0.97%	19,132	173	0.90%
Certificates of deposit	201,782	4,774	2.37%	208,468	5,830	2.80%	196,567	6,972	3.55%
Total deposits	361,649	5,569	1.54%	353,819	7,102	2.01%	317,790	8,666	2.73%
Borrowed funds	58,570	2,062	3.52%	72,730	2,638	3.63%	97,431	3,679	3.78%
Total interest-bearing liabilities	420,219	7,631	1.82%	426,549	9,740	2.28%	415,221	12,345	2.97%
Demand deposits	53,106			45,436			35,017
Non-interest bearing liabilities	6,281			5,463			5,297
Total liabilities	479,606			477,448			455,535
Equity	93,716			95,625			97,908
Total Liabilities and equity	$573,322			$573,073			$553,443

Net interest income		$17,916			$17,817			$15,928
Net interest rate spread (2)			3.02%			2.81%			2.42%
Net interest-earning assets (3)	$109,556			$115,021			$109,605

Net interest margin (4)			3.38%			3.29%			3.03%
Average interest-earning assets to interest-bearing liabilities			126.07%			126.97%			126.40%

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

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute value of the change due to rate and the change due to volume.

	Years Ended June 30			Years Ended June 30
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$(410)	$(723)	$(1,133)	$1,457	$(703)	$754
Investment securities	(117)	(779)	(896)	(237)	(1,131)	(1,368)
Federal funds sold and other short-term investments	(2)	21	19	(20)	(82)	(102)
Total interest income	(530)	(1,480)	(2,010)	1,200	(1,916)	(716)

Interest expense:
Savings deposits	53	(325)	(272)	111	(486)	(375)
Money market	28	(177)	(149)	140	(245)	(105)
NOW accounts	37	(93)	(56)	44	14	58
Certificates of deposits	(182)	(874)	(1,056)	402	(1,544)	(1,142)
Total deposits	(64)	(1,469)	(1,533)	697	(2,261)	(1,564)
Borrowed funds	(500)	(76)	(576)	(901)	(140)	(1,041)
Total interest expense	(564)	(1,545)	(2,109)	(204)	(2,401)	(2,605)
Change in net interest income	$34	$65	$99	$1,404	$485	$1,889

(1) Includes loans held for sale.

Comparison of Operating Results For the Years Ended June 30, 2011 and June 30, 2010

Net Income.    The Company had net income of $1.3 million, or $0.21 per fully diluted share, for the year ended June 30, 2011 as compared to a net loss of $353,000, or $(0.05) per fully diluted share, for the year ended June 30, 2010. The primary reasons for the increase in net income of $1.7 million included a decrease in the provision for loan losses of $2.4 million, and a decrease in interest expense of $2.1 million.

Net Interest Income.    The tables on pages 49 and 50 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2011 of $99,000, or 0.6%, to $17.9 million from $17.8 million for the same period in 2010. The decrease in the volume of interest-earning assets decreased interest income by $530,000. The decrease in the volume of interest-bearing liabilities decreased interest expense by $564,000. The changes in volume had the effect of increasing net interest income by $34,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income by $65,000. The decrease in net interest income attributable to lower yields on interest bearing assets totaled $1.5 million compared to a $1.5 million decrease in net interest income attributable to lower rates on interest bearing liabilities. Net interest margin increased to 3.38% for the year ended June 30, 2011 compared to 3.29% for the year ended June 30, 2010.

Interest Income.    Interest income decreased from $27.5 million for the year ended June 30, 2010 to $25.5 million for the year ended June 30, 2011. This decrease of $2.0 million, or 7.3%, was mainly due to a decrease in loan rates and loan balances which decreased interest income received on loans by $1.1 million, or 4.8%, and a decrease primarily in investment rates which decreased interest received on debt securities by $779,000, or 19.2%.

Interest Expense.    Interest expense decreased by $2.1 million, or 21.7%, from the year ended June 30, 2010 to the year ended June 30, 2011. Decreased interest costs on borrowings and deposits were the reason for this decrease. Average interest-bearing deposit balances increased by $7.8 million, or 2.2%, while average rates decreased from 2.01% to 1.54%. Average borrowings balances decreased from $72.7 million to $58.6 million, and the average rate on borrowings decreased from 3.63% to 3.52%.

Provision for Loan Losses.    For the year ended June 30, 2011, the provision for loan losses decreased $2.4 million compared to the year ending June 30, 2010. The $4.3 million provision in 2010 was due to growth in loan delinquencies and general economic conditions. Net loan charge-offs for fiscal 2011 and fiscal 2010 were $2.7 million and $1.8 million, respectively. The allowance for loan losses of $5.5 million at June 30, 2011 represented 1.4% of total loans, as compared to an allowance of $6.3 million, representing 1.5% of total loans at June 30, 2010.

Non-interest Income.    Total non-interest income increased by $201,000, or 7.4%, for the year ended 2011 compared to the year ended June 30, 2010. The primary reason for this increase was a gain on the sales of loans of $452,000 for the year ended 2011 compared to a gain of $166,000 for the year ended June 30, 2010.  There was also an increase in other non-interest income of $65,000, or 29.0%, for the year ended 2011 compared to the year ended June 30, 2010. The increase in other non-interest income was primarily due to an increase in excess servicing fees of $60,000 resulting from the increase in loan sales.  For the year ended June 30, 2011, the Company had a loss on the sales/write-downs of securities, net, of $77,000 compared to a gain on the sales/write-downs of securities, net, of $15,000 for the year ended June 30, 2010. The $77,000 loss for the year ended June 30, 2011 included a $58,000 other-than-temporary-impairment charge on equity securities and a $19,000 loss on the sale of securities. There were also decreases in customer service fees of $52,000 and in the cash surrender value of life insurance of $6,000 for the year ended 2011 compared to the year ended June 30, 2010.

Non-interest Expense.    For the year ended June 30, 2011, non-interest expense decreased $22,000 compared to the year ended June 30, 2010.  This decrease was largely due to a gain on other real estate owned of $2,000 in the year ended June 30, 2011 compared to a writedown of other real estate owned of $286,000 in the year ended June 30, 2010, a decrease in data processing expenses of $167,000 and a decrease in advertising expenses of $141,000 for the year ended 2011 compared to the year ended June 30, 2010. These decreases were partially offset by an increase in salaries and employee benefits of $375,000, an increase in occupancy and equipment expense of $127,000, an increase in other general and administrative expense of $55,000 and an increase in FDIC insurance and assessment expense of $13,000. The majority of these increases were due to the Company opening a new branch in fiscal 2011 and the expenses associated with operating this branch.

Income Taxes.    Income tax expense increased from a tax benefit of $533,000 for the year ended June 30, 2010 to an expense of $559,000 for the year ended June 30, 2011. This increase of $1.1 million was due to the increase in income before taxes.  The Company’s effective tax rate increased from a 60.2% benefit for the year ended June 30, 2010 to a 29.8% provision for the year ended June 30, 2011.

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

Net Interest Income.    The tables on pages 49 and 50 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2010 of $1.9 million, or 11.9%, to $17.8 million from $15.9 million for the same period in 2009. The increase in volume of interest-earning assets increased interest income by $1.2 million, while the increase in the volume of deposits increased interest expense by $697,000 and the decrease in the volume of borrowed funds decreased interest expense by $901,000. The changes in volume had the effect of increasing net interest income by $1.4 million. The increase in net interest income associated with changes in rate had the effect of increasing net interest income by $485,000.  The decrease in net interest income attributable to lower yields on interest bearing assets totaled $1.9 million compared to a $2.4 million increase in net interest income attributable to lower rates on interest bearing liabilities.  Net interest margin increased to 3.29% for the year ended June 30, 2010 compared to 3.03% for the year ended June 30, 2009.

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

Interest Expense.    Interest expense decreased by $2.6 million, or 21.1%, from the year ended June 30, 2009 to the year ended June 30, 2010. Decreased interest costs on borrowings and deposits were the reason for this decrease. There was a decrease in deposit interest expense of $1.6 million and a decrease in borrowing interest expense of $1.0 million from the year ended June 30, 2009 to the year ended June 30, 2010. Average deposit balances increased by $36.0 million, or 11.3%, while average rates decreased from 2.73% to 2.01%. Average borrowing balances decreased from $97.4 million to $72.7 million, and the average rate on borrowings decreased from 3.78% to 3.63%. The decrease in the cost of funds is due to the result of the low interest rate environment as well as an increase in transaction and money market deposit accounts.

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

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

Total Assets.    Total assets decreased by $12.3 million, or 2.1%, from $585.6 million at June 30, 2010 to $573.3 million at June 30, 2011. This decrease was primarily attributable to a decrease in net loans of $14.9 million, or 3.6%, to $397.7 million at June 30, 2011. This decrease was partially offset by an increase in federal funds sold and other short-term investments of $1.7 million, or 18.1%, to $10.9 million and an increase in securities available for sale of $540,000, or 0.5%, to $111.9 million at June 30, 2011. All of these changes are discussed below.

Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds increased by $1.1 million, or 3.7%, from $30.0 million at June 30, 2010 to $31.1 million at June 30, 2011.

Securities.    The investment portfolio aggregated $111.9 million at June 30, 2011, an increase of $540,000, or 0.5%, from $111.4 million at June 30, 2010. Within the securities portfolio, government-sponsored enterprises decreased by $9.0 million, or 90.3%, from $10.0 million at June 30, 2010 to $1.0 million at June 30, 2011. The reason for the decrease in government-sponsored enterprises is due to maturities and calls of the securities that the Company held in 2010. Due to the low yields on these securities, the Company decided not to invest in additional government-sponsored enterprises in 2011. There was also a decrease in marketable equity securities of $326,000, or 86.0%, from $379,000 at June 30, 2010 to $53,000 at June 30, 2011. The Company took a $58,000 loss on other-than-temporarily impaired securities in fiscal year ended June 30, 2011. The Company sold the majority of its equity securities in fiscal 2011 for a net loss of $27,000.

Net Loans.    Net loans decreased $14.9 million, or 3.6%, from $412.6 million at June 30, 2010 to $397.7 million at June 30, 2011. Residential mortgage loans decreased $9.5 million, or 7.3%, Home Equity loans decreased $2.0 million, or 3.1%, Commercial loans decreased $6.8 million, or 15.9%, and Consumer loans decreased $1.5 million, or 6.0%. A partial offset to these decreases was an increase in Commercial real estate loans of $12.6 million, or 9.1%.

Deposits and Borrowed Funds.    Deposits decreased from $420.1 million at June 30, 2010 to $417.3 million at June 30, 2011. Certificates of deposits decreased $19.4 million, or 9.1%. Demand accounts increased $8.1 million, or 15.5%, money market accounts increased $5.1 million, or 11.8%, regular and other savings accounts increased $2.8 million, or 3.4%, and NOW accounts increased $641,000, or 2.2%.

Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, decreased from $65.0 million as of June 30, 2010 to $54.7 million as of June 30, 2011. As of June 30, 2011, total borrowings included $7.2 million of securities sold under agreement to repurchase and $47.5 million of FHLB borrowings. On July 22, 2011, the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months. Based on comments by the Federal Reserve, the Bank does not currently believe that interest rates will increase in the next couple of years. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding borrowings.

Total Stockholders’ Equity. Stockholders’ equity decreased $1.3 million, or 1.3%, to $93.5 million at June 30, 2011 from $94.8 million at June 30, 2010. The Company repurchased 289,430 shares of Company stock for $2.9 million, at an average price of $10.11 per share, during the year ended June 30, 2011 pursuant to the Company’s third Stock Repurchase Program announced in June 2010. The Company purchased 10,500 shares of Company stock, at $9.95 per share, from Hampden Bank Charitable Foundation in the first quarter of fiscal 2011. In addition the Company repurchased 18,345 shares of Company stock, at an average price of $12.17 per share, in the third quarter of fiscal 2011 in connection with the vesting of the restricted stock grants as part of our 2008 Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. Our ratio of capital to total assets increased slightly to 16.3% at June 30, 2011 compared to 16.2% at June 30, 2010.

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

The following table sets forth, as of June 30, 2011, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-29.41%
300 basis point increase in rates	-28.04%
200 basis point increase in rates	-14.77%
100 basis point increase in rates	-5.23%
100 basis point decrease in rates	0.02%
200 basis point decrease in rates	-7.42%

As indicated in the table above the result of a 100 basis point increase in interest rates is estimated to decrease net interest income by 5.23%, and 14.77% for a 200 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 200 basis point decline in the level of interest rates is a decrease of 7.42%, and an increase of 0.02% for a 100 basis point decline. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

The Company's primary sources of funds are from deposits, repurchase agreements, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2011, cash and due from banks, federal funds sold and short-term investments totaled $31.1 million, or 5.4%, of total assets, which is a decrease of $1.1 million, or 3.7%, from June 30, 2010.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2010, the Company has decreased FHLB borrowings by $10.7 million to a total of $47.5 million outstanding as of June 30, 2011. On that date, the Company had the ability to borrow an additional $32.8 million from the FHLB.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2011 and the respective maturity dates:

	June 30, 2011
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$47,478	$21,228	$14,615	$5,635	$6,000
Repurchase agreements	7,233	7,233	-	-	-
Lease commitments	3,001	304	511	472	1,714
Total contractual obligations	$57,712	$28,765	$15,126	$6,107	$7,714

On July 22, 2011 the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months. Based on comments by the Federal Reserve, the Bank does not currently believe that interest rates will increase in the next couple of years. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding borrowings.

Off-Balance Sheet Arrangements.    None.

Loan commitments.    In the normal course of business, there are outstanding commitments which are not reflected in our consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2011:

June 30, 2011
(In Thousands)
Commitments to grant loans (1)	$10,198
Commercial lines of credit	23,214
Unused portions of home equity lines of credit (2)	31,921
Unused portion of construction loans (3)	2,046
Unused portion of mortgage loans	172
Unused portion of personal lines-of-credit (4)	1,940
Standby letters of credit (5)	2,620
Total loan commitments	$72,111

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

Management of Other Risks.    Two additional risk areas that receive significant attention by management and the Board are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose us to fines, civil money penalties, payment of damages and the voiding of contracts. Both operational and compliance risks also can have serious reputation risk issues for the Company as well.

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

Item 8.	Financial Statements And Supplementary Data

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A.	Controls And Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2011 is effective based on those criteria.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Company, the information contained under the section captioned “Proposal 1 — Election of Directors” in the Hampden Bancorp, Inc. Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to the executive officers of the Company, the information contained under the section captioned “Executive Officer and Director Compensation — Executive Officers of Hampden Bancorp, Inc.” in the Company’s Proxy Statement and is incorporated herein by reference.

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

For information relating to executive compensation, the information contained under the sections captioned “Executive Officer and Director Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

(c) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2011, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	557,500	$10.89	236,987

Equity compensation plans not approved by security holders	-	-	-
Total	557,500	$10.89	236,987

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Certain Relationships and Related Transactions” and “Corporate Governance — Independent Directors” in the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees And Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

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

3.	Exhibits:

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)
3.2	Bylaws of Hampden Bancorp, Inc.(2)
3.3	Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (10)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)
10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)
10.2.2	Pledge Agreement(5)
10.2.3	Promissory Note(5)
10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)
10.4	Hampden Bank SBERA Pension Plan(1)
10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)
10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)
10.6	Form of Hampden Bank Change in Control Agreement(6)
10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)
10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)
10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)
10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)
10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.11	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (7)
10.12	2008 Equity Incentive Plan (8)
10.13	Form of Restricted Stock Agreement (9)
10.14	Form of Stock Option Grant Notice and Stock Option Agreement (9)
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2007.

(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for quarter ended March 31, 2008.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 7, 2011.

HAMPDEN BANCORP, INC.

By:	/s/ THOMAS R. BURTON
Thomas R. Burton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS R. BURTON Thomas R. Burton	President, Chief Executive Officer and Director (principal executive officer)	September 7, 2011

/s/ ROBERT A. MASSEY Robert A. Massey	Chief Financial Officer, Senior Vice President and Treasurer (principal accounting and financial officer)	September 7, 2011

/s/ STUART F. YOUNG JR. Stuart F. Young, Jr.	Chairman of the Board of Directors Director	September 7, 2011

/s/ THOMAS V. FOLEY Thomas V. Foley	Director	September 7, 2011

/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 7, 2011

/s/ RICHARD J. KOS Richard J. Kos	Director	September 7, 2011

/s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 7, 2011

/s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 7, 2011

/s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 7, 2011

/s/ ARLENE PUTNAM Arlene Putnam	Director	September 7, 2011

/s/ RICHARD D SUSKI Richard D. Suski	Director	September 7, 2011

HAMPDEN BANCORP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 14, 2011

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2011	2010
	(In Thousands)
Cash and due from banks	$11,499	$8,309
Federal funds sold and other short-term investments	19,648	21,724
Cash and cash equivalents	31,147	30,033

Securities available for sale, at fair value	111,919	111,379
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	400	933
Loans, net of allowance for loan losses of $5,473
at June 30, 2011 and $6,314 at June 30, 2010	397,708	412,614
Other real estate owned	1,264	911
Premises and equipment, net	5,409	5,097
Accrued interest receivable	1,541	1,751
Deferred tax asset	4,904	3,420
Bank-owned life insurance	10,735	10,325
Other assets	3,066	3,879
	$573,326	$585,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$417,255	$420,060
Securities sold under agreements to repurchase	7,233	6,806
Long-term debt	47,478	58,196
Mortgagors' escrow accounts	930	849
Accrued expenses and other liabilities	6,914	4,891
Total liabilities	479,810	490,802

Commitments and contigencies (Note 12)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,950,379 issued;
6,799,499 outstanding at June 30, 2011 and 7,117,274 outstanding at June 30, 2010)	80	79
Additional paid-in-capital	78,517	77,959
Unearned compensation - ESOP (445,195 shares unallocated at June 30, 2011 and
487,594 shares unallocated at June 30, 2010)	(4,452)	(4,876)
Unearned compensation - equity incentive plan	(871)	(1,450)
Retained earnings	30,327	29,781
Accumulated other comprehensive income	1,757	1,869
Treasury stock, at cost (1,150,880 shares at June 30, 2011 and 832,605 shares at
June 30, 2010)	(11,842)	(8,589)
Total stockholders' equity	93,516	94,773
	$573,326	$585,575

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$22,342	$23,475	$22,721
Debt securities	3,140	4,049	5,310
Dividends	23	10	117
Federal funds sold and other short-term investments	42	23	125
Total interest and dividend income	25,547	27,557	28,273

Interest expense:
Deposits	5,569	7,102	8,666
Borrowings	2,062	2,638	3,679
Total interest expense	7,631	9,740	12,345

Net interest income	17,916	17,817	15,928
Provision for loan losses	1,900	4,337	1,412
Net interest income, after provision for loan losses	16,016	13,480	14,516

Non-interest income:
Customer service fees	1,862	1,914	1,633
Gain (loss) on sales or calls/impairment of securities, net	(77)	15	(326)
Gain on sales of loans, net	452	166	287
Increase in cash surrender value of life insurance	410	416	435
Other	289	224	271
Total non-interest income	2,936	2,735	2,300

Non-interest expense:
Salaries and employee benefits	9,600	9,225	9,175
Occupancy and equipment	1,867	1,740	1,640
Data processing services	718	885	853
Advertising	774	915	936
Net loss (gain) on other real estate owned	2	286	-
FDIC insurance and assessment expenses	609	596	616
Other general and administrative	3,509	3,454	3,066
Total non-interest expense	17,079	17,101	16,286

Income (loss) before income taxes	1,873	(886)	530

Income tax provision (benefit)	559	(533)	244

Net income (loss)	$1,314	$(353)	$286

Earnings (loss) per share
Basic	$0.21	$(0.05)	$0.04
Diluted	$0.21	$(0.05)	$0.04

Weighted average shares outstanding
Basic	6,247,438	6,528,355	6,826,777
Diluted	6,392,198	6,528,355	6,868,495

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2011, 2010 and 2009

					Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
	Common Stock		Paid-in	Compensation-	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Dollars In Thousands)
Balance at June 30, 2008	7,949,879	$79	$77,276	$(5,759)	$(2,902)	$32,131	$(377)	$-	$100,448
Comprehensive income:
Net income	-	-	-	-	-	286	-	-	286
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	884	-	884
Total comprehensive income									1,170
Culmulative effect of change to accounting
for bank-owned life insurance, net of tax
effect	-	-	-	-	-	(457)	-	-	(457)
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(854)	-	-	(854)
Common stock repurchased	(503,127)	-	-	-	-	-	-	(5,090)	(5,090)
Stock-based compensation	-	-	337	-	655	-	-	-	992
Forfeiture of restricted stock	-	-	-	-	120	(120)	-	-	-
ESOP shares allocated or committed to be
allocated (42,399 shares)	-	-	(10)	459	-	-	-	-	449
Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658
Comprehensive income:
Net loss	-	-	-	-	-	(353)	-	-	(353)
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	1,362	-	1,362
Total comprehensive income									1,009
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(807)	-	-	(807)
Common stock repurchased	(329,478)	-	-	-	-	-	-	(3,499)	(3,499)
Stock-based compensation	-	-	326	-	632	-	-	-	958
Tax benefit from Equity Incentive Plan vesting	-	-	10	-	-	-	-	-	10
Forfeiture of restricted stock	-	-	-	-	45	(45)	-	-	-
ESOP shares allocated or committed to be
allocated (42,399 shares)	-	-	20	424	-	-	-	-	444
Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773
Comprehensive income:
Net income	-	-	-	-	-	1,314	-	-	1,314
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(112)	-	(112)
Total comprehensive income									1,202
Issuance of common stock for exercise of
stock options	500	1	-	-	-	-	-	-	1
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(768)	-	-	(768)
Common stock repurchased	(318,275)	-	-	-	-	-	-	(3,253)	(3,253)
Stock-based compensation	-	-	452	-	579	-	-	-	1,031
Tax benefit from Equity Incentive Plan vesting	-	-	46	-	-	-	-	-	46
ESOP shares allocated or committed to be
allocated (42,399 shares)	-	-	60	424	-	-	-	-	484
Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$1,314	$(353)	$286
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	1,900	4,337	1,412
Changes in fair value of mortgage servicing rights	(155)	(222)	59
Net amortization (accretion) of securities	181	316	(107)
Depreciation and amortization	776	745	651
Impairment loss on securities	58	-	388
Loss (gain) on sales or calls of securities, net	19	(15)	(62)
Loans originated for sale	(18,971)	(16,455)	(24,111)
Proceeds from loan sales	19,956	16,603	24,378
Gain on sales of loans, net	(452)	(166)	(287)
Write-down of other real estate owned	17	286	-
Realized gain on sale of other real estate owned	(15)	-	-
Increase in cash surrender value of bank-owned life insurance	(410)	(416)	(435)
Deferred tax benefit	(1,385)	(1,257)	(646)
Employee Stock Ownership Plan expense	484	444	449
Stock-based compensation	1,031	958	992
Tax benefit from Equity Incentive Plan vesting	(46)	(10)	-
Net change in:
Accrued interest receivable	210	54	288
Other assets	1,014	(1,275)	(518)
Accrued expenses and other liabilities	2,025	(1,823)	1,103
Net cash provided by operating activities	7,551	1,751	3,840

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	902	484	355
Maturities and calls	29,818	11,981	40,965
Principal payments	31,374	33,135	17,765
Purchases	(63,105)	(38,007)	(48,730)
Purchase of loans	-	(5,769)	(5,644)
Loan originations, net of principal payments	12,242	(24,633)	(23,890)
Proceeds from sale of other real estate owned	409	254	-
Purchase of premises and equipment	(1,088)	(1,463)	(700)
Net cash provided (used) by investing activities	10,552	(24,018)	(19,879)

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	(2,805)	38,583	50,036
Net change in repurchase agreements	427	(4,066)	(2,351)
Net change in short-term borrowings	-	(1,500)	1,500
Proceeds from long-term debt	782	3,443	2,304
Repayment of long-term debt	(11,500)	(16,162)	(26,866)
Net change in mortgagors' escrow accounts	81	50	58
Tax benefit from Equity Incentive Plan vesting	46	10	-
Issuance of common stock for exercise of stock options	1	-	-
Repurchase of common stock	(3,253)	(3,499)	(5,090)
Payment of dividends on common stock	(768)	(807)	(854)
Net cash provided (used) by financing activities	(16,989)	16,052	18,737

Net change in cash and cash equivalents	1,114	(6,215)	2,698

Cash and cash equivalents at beginning of year	30,033	36,248	33,550

Cash and cash equivalents at end of year	$31,147	$30,033	$36,248

Supplemental cash flow information:
Interest paid on deposits	$5,569	$7,102	$8,666
Interest paid on borrowings	2,093	2,685	3,609
Income taxes paid	675	1,142	900
Change in due to broker	2,016	1,000	1,373
Transfers from loans to Other Real Estate Owned	764	89	1,362

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 and 2009

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts-chartered stock savings bank. The Company contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the Employee Stock Ownership Plan (“ESOP”) to allow it to purchase shares of the Company’s common stock. The Bank has two wholly-owned subsidiaries; Hampden Investment Corporation which engages in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency which is inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the allowance for loan losses, and other-than-temporary impairment losses, and the valuation of deferred tax assets, are material estimates that are particularly susceptible to significant change in the near term.

Business and Operating Segments

The Company provides a variety of financial services to individuals and small businesses through its Internet operations and ten offices in Hampden County, Massachusetts and surrounding communities. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgage and commercial loans.

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

Reclassification

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Cash and Cash Equivalents and Statements of Cash Flows

Cash and due from banks, federal funds sold and short-term investments with original maturities of less than 90 days are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans and deposits are reported on a net basis. The Company maintains amounts due from banks that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities”. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on disposition of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary Impairment

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized impairment losses. Impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income, net of applicable taxes.

Fair Value Hierarchy

The Company groups its assets generally measured at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine the fair value, as follows:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of a reporting period if applicable.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLB"), is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of the Bank’s outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2011, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value in the aggregate, as determined by outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. As of June 30, 2011 and 2010, the Company had no material derivative loan commitments.

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

The accrual of interest on mortgage and commercial loans is discontinued when reasonable doubt exists as to the full collection of interest and principal or at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual term of the loans. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reclassified to accrual status once the borrower has shown the ability and an acceptable history of repayment of three months for residential loans to six months for commercial loans.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2011.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process concentrates on non-accrual and classified loans with risk ratings of six or higher. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Home equity loans - Loans in this segment are secured by first or second mortgages on 1-4 family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 90% of the value of the property serving as collateral at time of origination. Under our underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

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

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has a broker funded cash reserve account for manufactured home loans that can be used for any pre-payments and losses.

Other consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Impaired loans

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due unless an evaluation clearly indicates that the loan is well secured and in the process of collection. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, adjusted for market conditions and selling expenses, if the loan is collateral dependent.

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

Loan Servicing

Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation technique using the present value of estimated future cash flows calculated using current market discount rates. Servicing assets are measured at fair value at each reporting period and changes in fair value are recognized in income and are included in other income in the period in which the change occurs.

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

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder can have the right to pledge or exchange the entire loan.

Bank-Owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of income and are not subject to income taxes.

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

The Company has no material uncertain tax positions as of June 30, 2011 or 2010.

The Company records interest and penalties as part of income tax expense. No interest and penalties were recorded for the years ended June 30, 2011, 2010 and 2009.

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

Equity Incentive Plan

The Company measures compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued. Compensation cost is recognized over the vesting period of such awards on a straight-line basis. Unrecognized compensation cost applicable to restricted stock awards is recorded as unearned compensation and a reduction of stockholders’ equity. The fair value of stock option awards are estimated on the date of grant using the Black-Scholes option pricing model, which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award. See Note 15 for additional information. Reductions in compensation expense associated with forfeited awards are estimated at the grant date, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.

Employee Stock Ownership Plan

Compensation expense is recognized based on the fair value of shares at the time they are committed to be released to the Employee Stock Ownership Plan (“ESOP”) participants. All shares held by the ESOP that are released and committed to be released are deemed outstanding for purposes of earnings per share calculations. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is recorded as unearned compensation and a reduction of stockholders’ equity.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(289)	$2,188	$1,083
Reclassification adjustment for loss (gains) realized in income	19	(15)	(62)
Reclassification adjustment for other-than-temporary impairment of securities	58	-	388
Net unrealized gain (loss)	(212)	2,173	1,409
Tax effect	100	811	525
Net-of-tax amount	$(112)	$1,362	$884

The components of accumulated other comprehensive income and related tax effects are as follows:

	At June 30,
	2011	2010
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$2,748	$2,960
Tax effects	(991)	(1,091)
Net-of-tax amount	$1,757	$1,869

Earnings Per Common Share

Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as unvested restricted stock or shares subject to options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction of stockholders' equity, and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations when committed to be released. Unvested restricted shares are not considered outstanding in the computation of basic earnings per share since the rights to the dividends are forfeitable.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share have been computed based upon the following:

	Years Ended June 30,
	2011	2010	2009

Net income (loss) applicable to common stock (in thousands)	$1,314	$(353)	$286

Average number of shares issued	7,949,950	7,949,879	7,949,879
Less: average unallocated ESOP shares	(468,056)	(510,457)	(553,287)
Less: average treasury stock	(1,077,964)	(698,674)	(279,613)
Less: average unvested restricted stock awards	(156,492)	(212,393)	(290,202)
Average number of basic shares outstanding	6,247,438	6,528,355	6,826,777

Plus: dilutive unvested restricted stock awards	129,162	-	41,718
Plus: dilutive stock option shares	15,598	-	-
Average number of diluted shares outstanding	6,392,198	6,528,355	6,868,495

Basic earnings (loss) per share	$0.21	$(0.05)	$0.04
Diluted earnings (loss) per share	$0.21	$(0.05)	$0.04

There were 553,000 stock options for the year ended June 30, 2010 and 565,000 stock options for the year ended June 30, 2009 that were excluded from the diluted earnings per share calculation because their effect is anti-dilutive. For the year ended June 30, 2010, there were 173,136 shares of restricted stock that were excluded from the diluted earnings per share because their effect is anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. This update is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This update was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of the update are to be applied to transfers that occur on or after the effective date. This guidance was adopted as of July 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

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

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, This is an update to Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging and is effective for fiscal quarters beginning after June 15, 2010. This update clarifies that the scope exception in Paragraphs 815-15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another. This would apply to a securitization that is issued in several tranches and one tranche is subordinate to another tranche of the same securitization. Under these circumstances the embedded credit derivative does not have to be analyzed under the above paragraphs for possible bifurcation. This update did not have an impact on the Company’s consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires an entity to provide disclosures that facilitate a financial statement user’s evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010, and were adopted by the Company as of December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and were adopted by the Company as of January 1, 2011.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of this update. This guidance was adopted by the Company as of July 1, 2011 and will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update amendments removes the from the assessment of effective control (1) the criterion used to assess effective control relating to the transferor’s ability to repurchase or redeem financial assets even in the event of a default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company will adopt this update on January 1, 2012 and management does not expect this guidance to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies and expands the disclosures pertaining to unobservable inputs in Level 3 fair value measurements. The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Management does not expect this guidance to have a material effect on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

2.   RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At each of June 30, 2011 and 2010, these reserve balances amounted to $4.2 million and $800,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$1,000	$-	$-	$1,000
Corporate bonds	996	3	-	999
Residential mortgage-backed securities:
Agency	100,758	2,810	(28)	103,540
Non-agency	6,366	90	(129)	6,327
Total debt securities	109,120	2,903	(157)	111,866
Marketable equity securities	51	2	-	53
Total securities available for sale	$109,171	$2,905	$(157)	$111,919

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$9,992	$35	$-	$10,027
Residential mortgage-backed securities:
Agency	88,842	3,050	(16)	91,876
Non-agency	9,024	184	(111)	9,097
Total debt securities	107,858	3,269	(127)	111,000
Marketable equity securities	561	-	(182)	379
Total securities available for sale	$108,419	$3,269	$(309)	$111,379

Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators. The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2011 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	1,996	1,999
Total bonds and obligations	1,996	1,999
Residential mortgage-backed securities:
Agency	100,758	103,540
Non-agency	6,366	6,327
Total debt securities	$109,120	$111,866

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

At June 30, 2011 and 2010, the fair value of securities pledged to secure repurchase agreements was $9,824,000 and $8,265,000, respectively (see Note 8).

For the years ended June 30, 2011, 2010 and 2009, proceeds from sales of securities available for sale amounted to $902,000, $484,000 and $355,000, respectively. For the same periods, gross realized gains amounted to $62,000, $68,000 and $62,000, respectively, and gross realized losses amounted to $81,000, $53,000 and $0, respectively. The tax provision applicable to the net realized gains and losses amounted to $6,000, $5,000 and $21,000, respectively.

The industries represented by our marketable equity securities portfolio are as follows:

	June 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Food	$26	$26
Healthcare - products	25	27
Total equity securities	$51	$53

	June 30, 2010
	Amortized Cost	Fair Value
	(In Thousands)
Banks	$100	$63
Biotechnology	55	37
Electronics	52	44
Healthcare - products	77	47
Insurance	76	53
Media	50	36
Retail	151	99
Total equity securities	$561	$379

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

Information pertaining to securities with gross unrealized losses at June 30, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2011:
Residential mortgage-backed securities:
Agency	$21	$10,890	$7	$838	$28	$11,728
Non-agency	3	211	126	2,506	129	2,717
	$24	$11,101	$133	$3,344	$157	$14,445

June 30, 2010:
Residential mortgage-backed securities:
Agency	$9	$1,031	$7	$1,309	$16	$2,340
Non-agency	42	591	69	3,002	111	3,593
Marketable equity securities	-	-	182	379	182	379
	$51	$1,622	$258	$4,690	$309	$6,312

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At June 30, 2011, no marketable equity securities had unrealized losses. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to represent OTTI for the year ended June 30, 2011. There were no impairment charges recognized for the year ended June 30, 2010. The Company recorded an OTTI loss of $388,000 for the year ended June 30, 2009.

At June 30, 2011, twenty-four debt securities had unrealized losses with aggregate depreciation of 1.1% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. The unrealized losses in residential mortgage-backed securities were primarily caused by interest rate charges. As management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At June 30, 2011, fifteen securities issued by private mortgage originators had unrealized losses. Such securities had an amortized cost of $2.8 million and a fair value of $2.7 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement. These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement. Based on this review, management determined that no OTTI existed as of June 30, 2011.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOAN SERVICING (Concluded)

The changes in servicing assets measured using fair value are as follows:

	Years Ended June 30,
	2011	2010
	(In Thousands)
Fair value at the beginning of year	$501	$656
Capitalized servicing assets	99	67
Changes in fair value	(155)	(222)
Fair value at end of year	$445	$501

The unpaid principal balance of mortgages serviced for others was $53.6 million and $49.8 million at June 30, 2011 and June 30, 2010, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2011, 2010, and 2009, amounts recognized for loan servicing fees amounted to $237,000, $222,000, and $141,000, respectively, which are included in other non-interest income in the statement of operations.

5.   LOANS

A summary of the balances of loans follows:

	June 30,
	2011	2010
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$121,462	$130,977
Commercial	151,395	138,746
Home equity:
First lien	22,092	22,600
Second lien	40,883	42,406
Construction:
Residential	3,635	3,730
Commercial	1,630	9,730
Total mortgage loans on real estate	341,097	348,189

Other loans:
Commercial	35,739	42,539
Consumer:
Manufactured homes	20,073	20,997
Other	3,669	4,260
Total other loans	59,481	67,796
Total loans	400,578	415,985

Net deferred loan costs	2,603	2,943
Allowance for loan losses	(5,473)	(6,314)
Total loans, net	$397,708	$412,614

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2011 and June 30, 2010, the Company was servicing loans for participants aggregating $28,025,000 and $29,645,000, respectively.

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

The following table presents the Company’s loans by risk rating at June 30, 2011:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction
Loans rated 1-5	$118,283	$122,696	$21,941	$40,270	$3,635
Loans rated 6	1,126	21,118	151	251	-
Loans rated 7	1,435	6,029	-	47	-
Loans rated 8	618	1,552	-	315	-
Loans rated 9	-	-	-	-	-
	$121,462	$151,395	$22,092	$40,883	$3,635

	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
Loans rated 1-5	$1,321	$26,745	$19,803	$3,657	$358,351
Loans rated 6	-	5,192	202	9	28,049
Loans rated 7	309	3,767	19	3	11,609
Loans rated 8	-	35	49	-	2,569
Loans rated 9	-	-	-	-	-
	$1,630	$35,739	$20,073	$3,669	$400,578

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The results of the Company’s quarterly process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan losses calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The following are summaries of past due and non-accrual loans:

	June 30, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$566	$734	$1,489	$2,789	$-	$2,635
Commercial	148	-	1,294	1,442	-	1,719
Home equity:
First lien	-	-	41	41	-	41
Second lien	-	-	273	273	-	386
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	19	759	532	1,310	-	1,366
Consumer:
Manufactured homes	95	-	68	163	-	68
Other	10	-	-	10	-	-
Total	$838	$1,493	$3,697	$6,028	$-	$6,215

	June 30, 2010
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$191	$452	$1,881	$2,524	$-	$2,763
Commercial	2,786	-	182	2,968	-	1,200
Home equity:
First lien	133	-	50	183	-	155
Second lien	502	-	271	773	-	506
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	20	37	862	919	-	936
Consumer:
Manufactured homes	405	112	-	517	-	123
Other	23	12	5	40	-	9
Total	$4,060	$613	$3,251	$7,924	$-	$5,692

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of impaired loans:

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$737	$737	$-
Commercial	4,008	5,344	-
Home equity:
First lien	42	50	-
Second lien	406	406	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,216	3,344	-
Manufactured Homes	68	68
Total	8,787	10,259	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,897	1,903	284
Commercial	8,237	8,237	290
Other loans:
Commercial	1,698	1,698	21
Total	11,832	11,838	595
Total impaired loans	$20,619	$22,097	$595

	June 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$229	$229	$-
Commercial	1,291	1,291	-
Home equity:
Second lien	27	27	-
Construction:
Commercial	228	228	-
Other loans:
Commercial	3,905	3,905
Other consumer	1	1	-
Total	5,681	5,681	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	211	211	21
Commercial	7,877	7,877	973
Other loans:
Commercial	2,502	4,512	378
Total	10,590	12,600	1,372
Total impaired loans	$16,271	$18,281	$1,372

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

At June 30, 2011, the Company has two impaired loans that have $404,000 committed to be advanced.  Information pertaining to impaired loans for the years ended June 30, 2011, 2010 and 2009 are as follows:

	For The Year Ended June 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,995	$9,332	$36	$257	$-	$579	$5,693	$14	$-	$17,906

Interest income recognized on impaired loans	$124	$952	$-	$12	$-	$21	$358	$5	$-	$1,472

Interest income recognized on a cash basis on impiared loans	$124	$907	$-	$12	$-	$20	$350	$5	$-	$1,418

	For The Year Ended June 30, 2010
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$332	$7,751	$-	$20	$-	$230	$7,216	$-	$1	$15,550

Interest income recognized on impaired loans	$21	$678	$-	$1	$-	$15	$294	$-	$-	$1,009

Interest income recognized on a cash basis on impiared loans	$19	$630	$-	$1	$-	$14	$276	$-	$-	$940

	For The Year Ended June 30, 2009
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$-	$706	$-	$-	$-	$565	$1,652	$-	$-	$2,923

Interest income recognized on impaired loans	$-	$27	$-	$-	$-	$-	$33	$-	$-	$60

Interest income recognized on a cash basis on impiared loans	$-	$26	$-	$-	$-	$-	$30	$-	$-	$56

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

Information pertaining to the allowance for loan losses and recorded investment in loans for the years ended June 30, 2011 and 2010 are as follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Year Ended June 30, 2011
Allowance:
Beginning balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$52	$6,314
Charge-offs	(147)	(2,000)	(13)	(65)	-	-	(530)	-	(16)	(2,771)
Recoveries	8	-	-	-	-	-	21	-	1	30
Provision	(143)	2,655	44	55	(27)	32	(735)	-	19	1,900
Ending balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$56	$5,473
Ending balance: Individually evaluated for impairment	$284	$290	$-	$-	$-	$-	$21	$-	$-	$595
Ending balance: Collectively evaluated for impairment	$609	$2,632	$196	$321	$33	$32	$999	$-	$56	$4,878
Loans:
Ending balance	$121,465	$151,363	$22,092	$40,880	$3,635	$1,630	$35,771	$20,073	$3,669	$400,578
Ending balance: Individually evaluated for impairment	$2,634	$12,245	$42	$406	$-	$310	$4,914	$68	$-	$20,619
Ending balance: Collectively evaluated for impairment	$118,831	$139,118	$22,050	$40,474	$3,635	$1,320	$30,857	$20,005	$3,669	$379,959

Year Ended June 30, 2010
Allowance:
Beginning balance	$887	$1,461	$458	$-	$82	$-	$781	$-	$73	$3,742
Charge-offs	(39)	(184)	(23)	-	-	-	(1,511)	-	(15)	(1,772)
Recoveries	2	-	-	-	-	-	3	-	2	7
Provision	325	990	(270)	331	(22)	-	2,991	-	(8)	4,337
Ending balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$52	$6,314
Ending balance: Individually evaluated for impairment	$21	$973	$-	$-	$-	$-	$378	$-	$-	$1,372
Ending balance: Collectively evaluated for impairment	$1,154	$1,294	$165	$331	$60	$-	$1,886	$-	$52	$4,942
Loans:
Ending balance	$130,977	$138,746	$22,600	$42,406	$3,730	$9,730	$42,539	$20,997	$4,260	$415,985
Ending balance: Individually evaluated for impairment	$440	$9,168	$-	$27	$-	$228	$6,407	$-	$1	$16,271
Ending balance: Collectively evaluated for impairment	$130,537	$129,578	$22,600	$42,379	$3,730	$9,502	$36,132	$20,997	$4,259	$399,714

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Concluded)

Activity in the allowance for loan losses for 2009 (in thousands) was as follows:

2009
Balance at beginning of year	$3,453
Provision for loan losses	1,412
Recoveries	259
Loans charged-off	(1,382)
Balance at end of year	$3,742

6.   PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2011	2010	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$763	$763
Buildings and improvements	5,603	5,082	5 - 39 Years
Leasehold improvements	2,355	1,620	5 - 10 Years
Equipment	5,053	5,221	3 - 10 Years
	13,774	12,686
Accumulated depreciation and amortization	(8,365)	(7,589)
	$5,409	$5,097

Depreciation and amortization expense for the years ended June 30, 2011, 2010 and 2009 amounted to $776,000, $745,000 and $651,000, respectively.

7.   DEPOSITS

A summary of deposit balances by type is as follows:

	At June 30,
	2011	2010
	(In Thousands)

Demand	$60,143	$52,090
NOW	30,219	29,578
Regular and other savings	84,829	82,040
Money market deposits	48,526	43,414
Total non-certificate accounts	223,717	207,122
Term certificates less than $100,000	82,038	89,611
Term certificates of $100,000 and greater	111,500	123,327
Total certificate accounts	193,538	212,938
Total deposits	$417,255	$420,060

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DEPOSITS (Concluded)

At June 30, 2011, the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2012	$103,838
2013	36,032
2014	27,290
2015	14,882
2016	11,496
$193,538

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2011 and 2010, repurchase agreements outstanding amounted to $7,233,000 and $6,806,000, respectively, with a weighted average interest rate of 0.15% and 0.25%, respectively. At June 30, 2011 and 2010, securities with an amortized cost of $9,468,000 and $7,833,000, respectively, and a fair value of $9,824,000 and $8,265,000, respectively, were pledged to secure repurchase agreements.

9.   SHORT-TERM BORROWINGS

There were no short-term borrowings at June 30, 2011 and 2010.

At June 30, 2011 and 2010, the Company had an Ideal Way Line of Credit available with the FHLB of $1,952,000, of which there were no amounts outstanding at June 30, 2011 and 2010.

10.  LONG-TERM DEBT

A summary of outstanding fixed rate advances from the FHLB at June 30, 2011 and 2010 is as follows:

	Amount		Weighted Average Rate
	2011	2010	2011	2010
	(In Thousands)
Advances maturingin the years ending June 30,
2011	$-	$11,500	-%	3.51%
*2012	21,228	21,895	4.33	4.31
2013	9,250	9,250	4.13	4.13
*2014	5,365	4,916	3.96	4.22
*2015	5,135	4,635	3.26	3.39
2016	500	-	2.53	-
2017	2,000	2,000	4.19	4.19
2018	4,000	4,000	3.19	3.19
Total FHLB advances	$47,478	$58,196	4.01%	3.96%

* At June 30, 2011, includes amortizing advances aggregating $228,000 requiring combined monthly principal and interest payments of $8,000.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM DEBT (Concluded)

Certain FHLB advances are callable in the amount of $30,000,000 commencing in fiscal 2012. These advances have maturity dates in fiscal years 2012, 2013, 2014, 2015, 2017, and 2018.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of obligations of Government-sponsored enterprises.

11.  INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Current tax provision:
Federal	$1,534	$502	$752
State	410	222	138
	1,944	724	890

Deferred tax benefit:
Federal	(955)	(933)	(600)
State	(330)	(324)	(46)
	(1,285)	(1,257)	(646)
Change in valuation reserve	(100)	-	-
	(1,385)	(1,257)	(646)
Total tax provision (benefit)	$559	$(533)	$244

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2011	2010		2009
Statutory tax rate	34.0%	(34.0	) %	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.8	(7.6)		11.5
Dividends received deduction	(0.2)	(0.3)		(1.0)
Bank-owned life insurance	(7.0)	(16.0)		(26.4)
Change in valuation reserve	(5.3)	-		-
Stock options	4.4	9.1		17.8
Restricted stock	-	-		5.6
Change in estimated effective tax rate	-	(13.8)		-
Other, net	1.1	2.4		4.5
Effective income tax rate	29.8%	(60.2	) %	46.0%

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

The components of the net deferred tax asset are as follows:

	June 30,
	2011	2010
	(In Thousands)
Deferred tax assets:
Federal	$5,665	$4,718
State	1,371	1,043
	7,036	5,761
Valuation reserve	(710)	(810)
	6,326	4,951
Deferred tax liabilities:
Federal	(1,243)	(1,294)
State	(179)	(237)
	(1,422)	(1,531)
Net deferred tax asset	$4,904	$3,420

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2011	2010
	(In Thousands)
Non-accrued interest income	$119	$19
Net unrealized gain on securities available for sale	(991)	(1,091)
Depreciation	343	251
Mortgage servicing rights	(178)	(200)
Allowance for loan losses	3,479	2,536
Employee benefit plans	1,998	1,827
Charitable contribution carryover	848	1,020
Other-than-temporary impairment of securities	191	45
Other, net	(195)	(177)
Valuation reserve for charitable contribution carryover	(710)	(810)
Net deferred tax asset	$4,904	$3,420

In fiscal 2011, the Company decreased by $100,000 its valuation reserve against the deferred tax asset related to its charitable contribution carryforward. No adjustment to the valuation reserve was required in fiscal 2010 or fiscal 2009. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million that will expire on October 31, 2012. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion.

The federal income tax reserve for loan losses at the Company's base year amounted to $2,222,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserves solely to absorb loan losses, a deferred income tax liability of $888,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under applicable statutes of limitation by the Internal Revenue Service for the years ended October 31, 2007 through 2010. The years open to examination by state taxing authorities vary by jurisdiction, however, no years prior to October 31, 2007 are open.

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2011	2010
	(In Thousands)
Commitments to grant loans	$10,198	$9,719
Unadvanced funds on home equity lines-of-credit	31,921	30,074
Unadvanced funds on personal lines-of-credit	1,940	1,983
Unadvanced funds on commercial lines-of-credit	23,214	23,262
Unadvanced funds on construction loans	2,046	7,333
Unadvanced funds due mortgagors	172	210
Standby letters of credit	2,620	2,200

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash, business assets, or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of the liability related to guarantees at June 30, 2011 and 2010 is not material.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Concluded)

Operating Leases

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2011, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

Years Ending June 30,	Amount
(In Thousands)
2012	$304
2013	275
2014	236
2015	238
2016	234
Thereafter	1,714
$3,001

The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $302,000, $289,000 and $260,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

Contingencies

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Company's consolidated financial position or results of operations.

Employment and change-of-control agreements

The Company entered into employment agreements with the Company’s Chief Executive Officer and Executive Vice President. The employment agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of each agreement is three years. The term automatically extends at the conclusion of the initial term for a successive term of three years, unless notice not to renew is given by either party, or unless the agreement is earlier terminated by the parties. Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer. Our employment agreements also provide certain termination and change in control benefits and payments. Under the agreements, if within the period ending two years after a change in control as defined in the agreements, Hampden Bank or Hampden Bancorp terminates the Executive without “cause” or the Executive resigns with “good reason”, as defined in the agreements, the Company’s Chief Executive Officer and Executive Vice President would be entitled to a severance payment equal to three times and two times, respectively, the average of his annual compensation for the five preceding taxable years.

The Company entered into change-in-control agreements with certain other officers. Depending on the officer, the change-in-control agreements provide for a severance payment equal to either one (1) or two (2) times the individual’s average annual compensation for the five most recent taxable years.  The initial term of each agreement is two years. The terms of each change-in-control agreement may be extended by the Board of Directors of Hampden Bank for an additional year.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011 and 2010, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2011:

Total capital (to risk weighted assets):
Consolidated	$95,399	23.9%	$31,978	8.0%	N/A	N/A
Bank	76,854	19.4	31,673	8.0	$39,591	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,396	22.6	15,989	4.0	N/A	N/A
Bank	71,898	18.2	15,836	4.0	23,754	6.0

Tier 1 capital (to average assets):
Consolidated	90,396	15.8	22,911	4.0	N/A	N/A
Bank	71,898	12.9	22,350	4.0	27,938	5.0

As of June 30, 2010:

Total capital (to risk weighted assets):
Consolidated	$97,010	23.4%	$33,145	8.0%	N/A	N/A
Bank	74,139	18.1	32,643	8.0	$40,803	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	91,815	22.1	16,573	4.0	N/A	N/A
Bank	69,022	16.9	16,321	4.0	24,482	6.0

Tier 1 capital (to average assets):
Consolidated	91,815	15.8	23,152	4.0	N/A	N/A
Bank	69,022	12.4	22,305	4.0	27,882	5.0

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2011
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$93,516	$93,516
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(18,765)
Accumulated gains on securities available for sale, net of tax	(1,757)	(1,733)
Disallowed deferred tax assets	(1,319)	(1,076)
Mortgage servicing rights	(44)	(44)
Total Tier 1 capital	90,396	71,898
Adjustments for total capital:
Allowance for loan losses	5,003	4,956
Total capital per regulatory reporting	$95,399	$76,854

	June 30, 2010
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$94,773	$94,773
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(22,831)
Accumulated gains on securities available for sale, net of tax	(1,869)	(1,831)
Disallowed deferred tax assets	(857)	(857)
Net unrealized loss on equity securities available for sale	(182)	(182)
Mortgage servicing rights	(50)	(50)
Total Tier 1 capital	91,815	69,022
Adjustments for total capital:
Allowance for loan losses	5,195	5,117
Total capital per regulatory reporting	$97,010	$74,139

14.  EMPLOYEE BENEFIT PLANS

401(k) plan

The Company provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2011, 2010 and 2009 amounted to $232,000, $211,000 and $194,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Supplemental retirement benefits

The Company has entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the years ended June 30, 2011, 2010 and 2009 amounted to $429,000, $467,000 and $496,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $2,700,000 at June 30, 2011 and $2,400,000 at June 30, 2010.

In addition, the Company has entered into endorsement split dollar life insurance agreements with certain officers in connection with supplemental retirement benefits whereby the Company has agreed to pay the insurance premiums currently and post-retirement on policies purchased for and owned by certain officers.

Employee Stock Ownership Plan

The Company contributed funds to a subsidiary, Hampden LS, Inc., to enable it to make a 15-year loan to the ESOP to allow it to purchase shares of the Company common stock. On January 16, 2007, the ESOP purchased 635,990 shares, or 8% of the 7,949,879 shares issued in the Company’s initial public offering. This plan is a tax-qualified retirement plan for the benefit of eligible Company employees.  The plan is created for the purpose of providing retirement benefits to participants and their beneficiaries in a manner consistent with the requirements of the Internal Revenue Code and Title I of ERISA. Eligible employees who have attained age 21 and have been employed by the Company for three months as of January 16, 2007 were eligible to participate in the plan. Thereafter, employees who have attained the age of 21 and have completed 1,000 hours of service during a continuous 12-month period will be eligible to participate as of the first entry date following completion of the plan’s eligibility requirements.

At June 30, 2011, the principal balance on the ESOP debt is payable as follows:

Year Ending June 30,	Amount
(In Thousands)
2012	$315
2013	339
2014	369
2015	399
2016	432
Thereafter	3,450
$5,304

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

Shares held by the ESOP include the following:

	June 30,
	2011	2010	2009
Allocated	163,146	124,416	83,148
Committed to be allocated	21,200	21,200	21,200
Unallocated	445,195	487,594	529,992
	629,541	633,210	634,340

Total compensation expense for the years ended June 30, 2011, 2010 and 2009 was $484,000, $444,000 and $449,000, respectively. The total fair value of the unallocated shares as of June 30, 2011, 2010 and 2009 was $5,900,000, $4,600,000 and $5,300,000, respectively.

15.  EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. For the options that were awarded on April 29, 2008, the vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its chief executive officer vest over four years from date of grant at 25% per year. During the year ended June 30, 2011, 5,000 stock options with an exercise price of $10.00 per share were awarded to an employee. For the options that were awarded in fiscal year 2011, the vesting period is three years from date of grant. There are 236,987 stock options that are available to be granted to directors and employees as of June 30, 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted During The Year Ended June 30, 2011
Fair Value	$2.30
Expected dividends	1.22%
Expected term (years)	6.50
Expected volatility	20.18%
Risk-free interest rate	2.93%

The expected volatility is based on historical volatility through the date of grant. The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term is based on the simplified method calculation allowed for “plain vanilla” share options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY INCENTIVE PLAN (Concluded)

A summary of options under the Plan for the year ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at June 30, 2010	553,000	$10.90	-
Granted	5,000	10.00	-
Exercised	(500)	10.90	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2011	557,500	$10.89	6.8
Options exerciseable	343,750	$10.90	6.8

Share-based compensation expense applicable to stock options was $452,000, $326,000 and $337,000 for the years ended June 30, 2011, 2010 and 2009, respectively, and the recognized tax benefit related to this expense was $82,000, $72,000 and $23,400, respectively. As of June 30, 2011, unrecognized stock-based compensation expense related to nonvested options amounted to $604,000. This amount is expected to be recognized over a weighted average period of 1.8 years.  The intrinsic value of all stock options outstanding and exercisable at June 30, 2011 was $1,327,000 and $815,000, respectively. The intrinsic value of the stock options that were exercised in fiscal 2011 was $1,430.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% - 25% per year. During the year ended June 30, 2011, 12,000 shares of restricted stock were awarded with a grant date fair value of $10.00 per share to the Company’s CEO that vest over an eighteen month period.  The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation expense related to restricted stock awards of $579,000, $632,000 and $655,000 for the years ended June 30, 2011, 2010 and 2009, respectively. The tax benefit related to the vesting of restricted stock awards was $46,000 and $10,000 for the years ended June 30, 2011 and 2010, respectively. There was no tax benefit related to the vesting of restricted stock awards for the year ended June 30, 2009. No stock awards were granted prior to January 29, 2008. As of June 30, 2011, there was $871,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 1.50 years.

A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares
Balance at July 1, 2010	173,132
Granted	12,000
Vested	(65,425)
Cancelled	-
Forfeited	-
Balance at June 30, 2011	119,707

The weighted average grant date fair value for the 12,000 shares granted in fiscal 2011 is $120,000.  The aggregate fair value of the stock awards that vested in fiscal 2011 was $796,000.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Concluded)

At June 30, 2011, the Bank’s retained earnings available for the payment of dividends was $36.2 million. At June 30, 2011, $38.7 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7.5 million.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In 2007, as part of the conversion to a stock company, the Company established a liquidation account in an amount equal to the net worth of the Bank as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the conversion. The amount of the liquidation account as of June 30, 2011 is $7,100,000, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

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

Securities available for sale: The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, corporate bonds and other obligations, mortgage-backed securities and common stocks. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.

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

Deposits and mortgage escrow accounts: The fair values for non-certificate accounts and mortgage escrow accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase: The carrying amount of repurchase agreements approximates fair value.

Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2011 and 2010 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
June 30, 2011	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$-	$1,000	$-	$1,000
Corporate bonds and other obligations	-	999	-	999
Residential mortgage-backed securities:
Agency	-	103,540	-	103,540
Non-agency	-	6,327	-	6,327
Total debt securities	-	111,866	-	111,866
Marketable equity securities	53	-	-	53
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$53	$111,866	$445	$112,364

June 30, 2010
Debt securities:
Government-sponsored enterprises	$-	$10,027	$-	$10,027
Residential mortgage-backed securities:
Agency	-	91,876	-	91,876
Non-agency	-	9,097	-	9,097
Total debt securities	-	111,000	-	111,000
Marketable equity securities	379	-	-	379
Mortgage servicing rights	-	-	501	501
Total assets at fair value	$379	$111,000	$501	$111,880

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The table below presents, for the years ended June 30, 2011 and 2010, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights
Balance as of July 1, 2009	$656

Total realized and unrealized gains (losses) included in net income	(222)
Total unrealized gains (losses) included in other comprehensive income	-
Purchases, sales, issuances and settlements	67
Transfers in and/or out of Level 3	-

Balance as of June 30, 2010	501
Total realized and unrealized gains (losses) included in net income	(155)
Total unrealized gains (losses) included in other comprehensive income	-
Purchases, sales, issuances and settlements	99
Transfers in and/or out of Level 3	-

Balance as of June 30, 2011	$445

Total unrealized gains (losses) relating to instruments still held at June 30, 2011	$(82)
Total unrealized gains (losses) relating to instruments still held at June 30, 2010	$(171)

Also, the Company may be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2011 and 2010:

	Level 1	Level 2	Level 3
June 30, 2011	(Dollars in thousands)
Impaired loans	$-	$-	$2,677
Other real estate owned	-	-	1,264
Total assets	$-	$-	$3,941

June 30, 2010
Impaired loans	$-	$-	$5,208
Other real estate owned	-	-	911
Total assets	$-	$-	$6,119

During the years ended June 30, 2011 and 2010 there were no transfers from levels 1, 2, or 3.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $726,000 gain on impaired loans for the year ended June 30, 2011 compared to a loss of $2,800,000 and a gain of $569,000 for years ended June 30, 2010 and 2009, respectively. Any resulting losses are recognized in earnings through the provision for loan losses. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $173,000 loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2011. The Company had a $286,000 loss on OREO that was charged to earnings for the year ended June 30, 2010. The Company had a $379,000 loss on OREO that was charged to the allowance for loan losses at the time of transfer for the year ended June 30, 2009.

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

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows:

	June 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,147	$31,147	$30,033	$30,033
Securities available for sale	111,919	111,919	111,379	111,379
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	400	400	933	933
Loans, net	397,708	408,365	412,614	432,845
Accrued interest receivable	1,541	1,541	1,751	1,751
Mortgage servicing rights (1)	445	445	501	501

Financial liabilities:
Deposits	417,255	420,184	420,060	422,968
Securities sold under agreements to repurchase	7,233	7,233	6,806	6,806
Long-term debt	47,478	50,283	58,196	61,459
Mortgagors' escrow accounts	930	930	849	849

(1) Included in other assets.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial information pertaining only to the parent company, Hampden Bancorp, Inc., is as follows:

BALANCE SHEETS

	June 30,
	2011	2010
	(In Thousands)
Assets
Cash on hand	$432	$377
Short-term investments	7,441	5,700
Cash and cash equivalents	7,873	6,077

Securities available for sale, at fair value	3,294	11,178
Investment in common stock of Hampden Bank	74,750	71,942
Investment in common stock of Hampden LS, Inc.	1,276	1,018
Accrued interest receivable	9	42
Deferred tax asset	1,122	969
Other assets	5,192	3,547
	$93,516	$94,773

Liabilities and Stockholders' Equity
Stockholders' equity	$93,516	$94,773
	$93,516	$94,773

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Income:
Dividend income	$1	$3	$26
Interest on securities	102	316	676
Interest on cash and short-term investments	4	2	26
Non-interest income	7	4	5
Total income	114	325	733
Operating expenses	1,929	1,769	1,800
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,815)	(1,444)	(1,067)
Income tax benefit	(506)	(455)	(308)
Loss before equity in undistributed net income of subsidiaries	(1,309)	(989)	(759)
Equity in undistributed net income of Hampden Bank	2,366	362	749
Equity in undistributed net income of Hampden LS, Inc.	257	274	296
Net income (loss)	$1,314	$(353)	$286

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$1,314	$(353)	$286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income of Hampden Bank	(2,366)	(362)	(749)
Equity in undistributed net income of Hampden LS, Inc.	(257)	(274)	(296)
Stock-based compensation	1,031	958	992
Deferred tax benefit	(153)	(40)	(498)
Net change in:
Accrued interest receivable	33	36	129
Other assets	(404)	1,693	630
Accrued expenses and other liabilities	(1,242)	(693)	404
Net cash provided (used) by operating activities	(2,044)	965	898

Cash flows from investing activities:
Activities in available-for-sale securities:
Maturities	7,862	11,188	17,000
Purchases	-	(11,988)	(10,040)
Net cash provided (used) by investing activities	7,862	(800)	6,960

Cash flows from financing activities:
Payment of loan from Hampden LS, Inc.	752	752	752
Stock repurchased for restricted stock awards	(3,253)	(3,499)	(5,090)
Payment of dividends on common stock	(768)	(807)	(854)
Other, net	(753)	(778)	8
Net cash used by financing activities	(4,022)	(4,332)	(5,184)

Net increase in cash and cash equivalents	1,796	(4,167)	2,674
Cash and cash equivalents at beginning of year	6,077	10,244	7,570
Cash and cash equivalents at end of year	$7,873	$6,077	$10,244

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.  QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended June 30, 2011 and 2010 were as follows:

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Interest and dividend income	$6,227	$6,177	$6,447	$6,672	$6,855	$6,839	$6,963	$6,928
Interest expense	1,738	1,774	1,950	2,169	2,239	2,324	2,508	2,669
Net interest income	4,489	4,403	4,497	4,503	4,616	4,515	4,455	4,259
Provision for loan losses	700	600	300	300	300	1,395	1,800	842
Non-interest income	703	617	807	833	769	598	677	663
Non-interest expense	4,452	4,188	4,247	4,192	4,193	4,266	4,330	4,312
Provision (benefit) for income taxes	13	(21)	266	301	270	(405)	(328)	(70)
Net income (loss)	$27	$253	$491	$543	$622	$(143)	$(670)	$(162)

Basic	$0.00	$0.04	$0.08	$0.09	$0.10	$(0.02)	$(0.10)	$(0.02)
Diluted	$0.00	$0.04	$0.08	$0.09	$0.09	$(0.02)	$(0.10)	$(0.02)

Weighted average shares outstanding:
Basic	6,222,026	6,197,596	6,187,615	6,382,519	6,476,949	6,481,991	6,515,262	6,602,476
Diluted	6,496,621	6,413,654	6,241,092	6,417,431	6,639,997	6,481,991	6,515,262	6,602,476

Quarterly data may not sum to annual data due to rounding.

20.  SUBSEQUENT EVENTS

On July 22, 2011 the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months.

F-45