Form 10-Q
period 2011-09-30
Hampden Bancorp, Inc.
filed 2011-11-09
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

As of November 7, 2011, there were 6,425,105 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	June 30,
	2011	2011
	(Unaudited)
Cash and due from banks	$11,118	$11,499
Federal funds sold and other short-term investments	17,452	19,648
Cash and cash equivalents	28,570	31,147

Securities available for sale, at fair value	109,102	111,919
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	797	400
Loans, net of allowance for loan losses of $5,731
at September 30, 2011 and $5,473 at June 30, 2011	395,252	397,708
Other real estate owned	1,258	1,264
Premises and equipment, net	5,284	5,409
Accrued interest receivable	1,499	1,541
Deferred tax asset	4,861	4,904
Bank-owned life insurance	10,834	10,736
Other assets	3,726	3,065
	$566,416	$573,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$418,395	$417,255
Securities sold under agreements to repurchase	6,915	7,233
Long-term debt	42,294	47,478
Mortgagors' escrow accounts	967	930
Accrued expenses and other liabilities	5,283	6,914
Total liabilities	473,854	479,810

Commitments (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,950,379 issued;
6,660,736 outstanding at September 30, 2011 and 6,799,499 at June 30, 2011)	80	80
Additional paid-in-capital	78,634	78,517
Unearned compensation - ESOP (434,595 shares unallocated at September 30, 2011 and
445,195 shares unallocated at June 30, 2011)	(4,346)	(4,452)
Unearned compensation - equity incentive plan	(695)	(871)
Retained earnings	30,674	30,327
Accumulated other comprehensive income	1,849	1,757
Treasury stock, at cost (1,289,643 shares at September 30, 2011 and 1,150,880 shares at
June 30, 2011)	(13,634)	(11,842)
Total stockholders' equity	92,562	93,516
	$566,416	$573,326

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,526	$5,815
Debt securities	708	845
Dividends	4	1
Federal funds sold and other short-term investments	4	11
Total interest and dividend income	6,242	6,672

Interest expense:
Deposits	1,165	1,591
Borrowings	419	578
Total interest expense	1,584	2,169

Net interest income	4,658	4,503
Provision for loan losses	300	300
Net interest income, after provision for loan losses	4,358	4,203

Non-interest income:
Customer service fees	504	483
Gain on sales or calls/impairment of securities, net	-	7
Gain on sales of loans, net	109	182
Increase in cash surrender value of bank owned life insurance	98	105
Other	110	56
Total non-interest income	821	833

Non-interest expense:
Salaries and employee benefits	2,480	2,376
Occupancy and equipment	461	453
Data processing services	194	170
Advertising	224	174
Net gain on other real estate owned	-	(15)
FDIC insurance and assessment expenses	60	158
Other general and administrative	945	876
Total non-interest expense	4,364	4,192

Income before income taxes	815	844

Income tax provision	279	301

Net income	$536	$543

Earnings per share
Basic	$0.09	$0.09
Diluted	$0.08	$0.08

Weighted average shares outstanding
Basic	6,197,529	6,382,519
Diluted	6,475,364	6,417,431

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773

Comprehensive income:
Net income	-	-	-	-	-	543	-	-	543
Net unrealized loss on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(59)	-	(59)
Total comprehensive income									484
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(197)	-	-	(197)
Common stock repurchased	(172,100)	-	-	-	-	-	-	(1,729)	(1,729)
Stock-based compensation	-	-	201	-	50	-	-	-	251
ESOP shares committed to be allocated
(10,600 shares)	-	-	(1)	106	-	-	-	-	105
Balance at September 30, 2010	6,945,174	$79	$78,159	$(4,770)	$(1,400)	$30,127	$1,810	$(10,318)	93,687

Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516

Comprehensive income:
Net income	-	-	-	-	-	536	-	-	536
Net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	92	-	92
Total comprehensive income									628
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(189)	-	-	(189)
Common stock repurchased	(138,763)	-	-	-	-	-	-	(1,792)	(1,792)
Stock-based compensation	-	-	81	-	176	-	-	-	257
Tax benefit from Equity Incentive Plan
vesting			4	-	-	-	-	-	4
ESOP shares allocated or committed to be
allocated (10,600 shares)	-	-	32	106	-	-	-	-	138
Balance at September 30, 2011	6,660,736	$80	$78,634	$(4,346)	$(695)	$30,674	$1,849	$(13,634)	$92,562

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$536	$543
Adjustments to reconcile net income to net cash
used by operating activities:
Provision for loan losses	300	300
Changes in fair value of mortgage servicing rights	(28)	(55)
Net amortization of securities	473	34
Depreciation and amortization	199	192
Gain on sales or calls of securities, net	-	(7)
Loans originated for sale	(3,643)	(6,801)
Proceeds from loan sales	3,355	5,396
Gain on sales of loans, net	(109)	(182)
Gain on other real estate owned	-	(15)
Increase in cash surrender value of bank-owned
life insurance	(98)	(105)
Deferred tax benefit	(5)	-
Employee Stock Ownership Plan expense	138	105
Stock-based compensation	257	251
Tax benefit from Equity Incentive Plan vesting	(4)	-
Net change in:
Accrued interest receivable	42	155
Other assets	(633)	(1,017)
Accrued expenses and other liabilities	(1,627)	999
Net cash used by operating activities	(847)	(207)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	1,000	4,023
Principal payments	7,140	7,791
Purchases	(5,656)	(6,054)
Proceeds from sale of other real estate owned	67	361
Loan originations, net of principal payments	2,095	16,057
Purchase of premises and equipment	(74)	(134)
Net cash provided by investing activities	4,572	22,044

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	1,140	(5,197)
Net change in repurchase agreements	(318)	59
Repayment of long-term debt	(5,184)	(5,177)
Net change in mortgagors' escrow accounts	37	61
Tax benefit from Equity Incentive Plan vesting	4	-
Repurchase of common stock	(1,792)	(1,729)
Payment of dividends on common stock	(189)	(197)
Net cash used by financing activities	(6,302)	(12,180)

Net change in cash and cash equivalents	(2,577)	9,657

Cash and cash equivalents at beginning of period	31,147	30,033

Cash and cash equivalents at end of period	$28,570	$39,690

Supplemental cash flow information:
Interest paid on deposits	$1,165	$1,591
Interest paid on borrowings	479	596
Income taxes paid	12	7
Transfer from loans to other real estate owned	61	-

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2011 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (‘SEC”) on September 15, 2011.

In preparing the consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes, other real estate owned and other-than-temporary impairment of investment securities.

2.  Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of this update. This guidance was adopted by the Company as of July 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update removes from the assessment of effective control for repurchase agreements (1) the criterion used to assess effective control relating to the transferor’s ability to repurchase or redeem financial assets even in the event of a default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company will adopt this update to be effective on January 1, 2012 and management does not expect this guidance to have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

Earnings per share for the three month periods ended September 30, 2011 and 2010 have been computed as follows:

	Three Months Ended September 30,
	2011	2010

Net income applicable to common stock (in thousands)	$536	$543

Average number of shares issued	7,950,379	7,949,879
Less: average unallocated ESOP shares	(441,588)	(483,984)
Less: average treasury stock	(1,194,116)	(902,544)
Less: average unvested restricted stock awards	(117,146)	(180,832)
Average number of basic shares outstanding	6,197,529	6,382,519

Plus: dilutive unvested restricted stock awards	231,127	34,912
Plus: dilutive stock option shares	46,708	-
Average number of diluted shares outstanding	6,475,364	6,417,431

Basic earnings per share	$0.09	$0.09
Diluted earnings per share	$0.08	$0.08

There were 553,000 stock options that were excluded from the diluted earnings per share for the three months ended September 30, 2010 because their effect was anti-dilutive.

4.  Dividends

On August 2, 2011, the Company declared a cash dividend of $0.03 per common share which was paid on August 31, 2011 to stockholders of record as of the close of business on August 18, 2011.

On November 1, 2011, the Company declared a cash dividend of $0.03 per common share which is payable on November 30, 2011 to stockholders of record as of the close of business on November 14, 2011.

5.  Loan Commitments

Outstanding loan commitments totaled $89.9 million at September 30, 2011 and $72.1 million as of June 30, 2011. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Mortgage servicing rights: Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage holder. The fair value of servicing rights is estimated using a present value cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2011 and June 30, 2011 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following table presents the balances of assets measured at fair value on a recurring basis as of  September 30, 2011 and June 30, 2011:

	Level 1	Level 2	Level 3	Total
September 30, 2011	(In Thousands)
Debt securities:
Corporate bonds and other obligations	$-	$963	$-	$963
Residential mortgage-backed securities:
Agency	-	102,783	-	102,783
Non-agency	-	5,304	-	5,304
Total debt securities	-	109,050	-	109,050
Marketable equity securities	52	-	-	52
Mortgage servicing rights	-	-	439	439
Total assets at fair value	$52	$109,050	$439	$109,541

June 30, 2011
Debt securities:
Government-sponsored enterprises	$-	$1,000	$-	$1,000
Corporate bonds and other obligations	-	999	-	999
Residential mortgage-backed securities:
Agency	-	103,540	-	103,540
Non-agency	-	6,327	-	6,327
Total debt securities	-	111,866	-	111,866
Marketable equity securities	53	-	-	53
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$53	$111,866	$445	$112,364

The table below presents, for the three months ended September 30, 2011 and 2010, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights
	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Beginning balance	$445	$501
Total realized and unrealized gains (losses) included in net income	(28)	(55)
Total unrealized gains (losses) included in other comprehensive income	-	-
Capitalized servicing assets	22	35
Transfers in and/or out of Level 3	-	-
Ending balance	$439	$481

Total unrealized gains (losses) relating to instruments still held at September 30, 2011	$(17)
Total unrealized gains (losses) relating to instruments still held at June 30, 2011	$(82)

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of September 30, 2011 and June 30, 2011.

	Level 1	Level 2	Level 3
September 30, 2011	(In Thousands)
Impaired loans	$-	$-	$983
Other real estate owned	-	-	1,258
Total assets	$-	$-	$2,241

June 30, 2011
Impaired loans	$-	$-	$2,677
Other real estate owned	-	-	1,264
Total assets	$-	$-	$3,941

During the three months ended September 30, 2011 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $180,000 gain on impaired loans for the three months ended September 30, 2011 compared to a loss of $446,000 for the three months ended September 30, 2010. These gains/losses were recognized in earnings through the provision for loan loss. The Company charges off any collateral shortfall on collaterally dependent impaired commercial loans. Independent appraisals or tax assessments are obtained and updated annually for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company did not have any gains or losses on OREO for the three months ended September 30, 2011. At September 30, 2011 and 2010, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30,		June 30,
	2011		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,570	$28,570	$31,147	$31,147
Securities available for sale	109,102	109,102	111,919	111,919
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	797	797	400	400
Loans, net	395,252	414,914	397,708	408,365
Accrued interest receivable	1,499	1,499	1,541	1,541
Mortgage servicing rights (1)	439	439	445	445

Financial liabilities:
Deposits	418,395	421,580	417,255	420,184
Securities sold under agreements to repurchase	6,915	6,915	7,233	7,233
Long-term debt	42,294	43,217	47,478	50,283
Mortgagors' escrow accounts	967	967	930	930

(1) Included in other assets.

7.  Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$-	$-	$-	$-
Corporate bonds	996	-	(33)	963
Residential mortgage-backed securities:
Agency	99,720	3,085	(22)	102,783
Non-agency	5,448	69	(213)	5,304
Total debt securities	106,164	3,154	(268)	109,050
Marketable equity securities	50	2	-	52
Total securities available for sale	$106,214	$3,156	$(268)	$109,102

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$1,000	$-	$-	$1,000
Corporate bonds	996	3	-	999
Residential mortgage-backed securities:
Agency	100,758	2,810	(28)	103,540
Non-agency	6,366	90	(129)	6,327
Total debt securities	109,120	2,903	(157)	111,866
Marketable equity securities	51	2	-	53
Total securities available for sale	$109,171	$2,905	$(157)	$111,919

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2011 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	996	963
Total bonds and obligations	996	963
Residential mortgage-backed securities:
Agency	99,720	102,783
Non-agency	5,448	5,304
Total debt securities	$106,164	$109,050

At September 30, 2011 and June 30, 2011, the carrying value of securities pledged to secure repurchase agreements was $9,001,000 and $9,824,000, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2011:
Corporate bonds and other obligations	$33	$963	$-	$-	$33	$963
Residential mortgage-backed securities:
Agency	14	1,144	8	579	22	1,723
Non-agency	11	286	202	2,516	213	2,802
	$58	$2,393	$210	$3,095	$268	$5,488
June 30, 2011:
Residential mortgage-backed securities:
Agency	$21	$10,890	$7	$838	$28	$11,728
Non-agency	3	211	126	2,506	129	2,717
	$24	$11,101	$133	$3,344	$157	$14,445

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At September 30, 2011, nineteen debt securities had unrealized losses with aggregate depreciation of 4.7% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the Federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At September 30, 2011, we held fifteen securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $3.0 million and a fair value of $2.8 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated between 2002 and 2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of September 30, 2011.

8.  Loans

Net loans at September 30, 2011 were $395.3 million, a decrease of $2.4 million or 0.6% from $397.7 million at June 30, 2011. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At September 30, 2011		At June 30, 2011
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$120,659	30.29%	$121,462	30.32%	(803)	(0.66)%
Commercial	152,000	38.16	151,395	37.79	605	0.40%
Home equity:
First lien	21,397	5.37	22,092	5.52	(695)	(3.15)%
Second lien	40,744	10.23	40,883	10.21	(139)	(0.34)%
Construction:
Residential	3,604	0.90	3,635	0.91	(31)	(0.85)%
Commercial	1,281	0.32	1,630	0.41	(349)	(21.41)%
Total mortgage loans on real estate	339,685	85.27	341,097	85.15	(1,412)	(0.41)%

Other loans:
Commercial	34,569	8.68	35,739	8.92	(1,170)	(3.27)%
Consumer:
Manufactured homes	20,516	5.15	20,073	5.01	443	2.21%
Other	3,586	0.90	3,669	0.92	(83)	(2.26)%
Total other loans	58,671	14.73	59,481	14.85	(810)	(1.36)%
Total loans	398,356	100.00%	400,578	100.00%	(2,222)
Other items:
Net deferred loan costs	2,627		2,603
Allowance for loan losses	(5,731)		(5,473)

Total loans, net	$395,252		$397,708

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2011 or the quarter ended September 30, 2011.

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

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

The following table presents the Company’s loans by risk rating at September 30, 2011 and June 30, 2011:

September 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction
	(In Thousands)
Loans rated 1-5	$117,928	$127,992	$21,253	$40,166	$3,604
Loans rated 6	704	16,477	144	115	-
Loans rated 7	681	5,987	-	152	-
Loans rated 8	1,346	1,544	-	311	-
Loans rated 9	-	-	-	-	-
	$120,659	$152,000	$21,397	$40,744	$3,604

	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$971	$25,545	$20,159	$3,572	$361,190
Loans rated 6	-	5,204	221	9	22,874
Loans rated 7	310	3,788	19	5	10,942
Loans rated 8	-	32	117	-	3,350
Loans rated 9	-	-	-	-	-
	$1,281	$34,569	$20,516	$3,586	$398,356

June 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction
	(In Thousands)
Loans rated 1-5	$118,283	$122,696	$21,941	$40,270	$3,635
Loans rated 6	1,126	21,118	151	251	-
Loans rated 7	1,435	6,029	-	47	-
Loans rated 8	618	1,552	-	315	-
Loans rated 9	-	-	-	-	-
	$121,462	$151,395	$22,092	$40,883	$3,635

	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$1,321	$26,745	$19,803	$3,657	$358,351
Loans rated 6	-	5,192	202	9	28,049
Loans rated 7	309	3,767	19	3	11,609
Loans rated 8	-	35	49	-	2,569
Loans rated 9	-	-	-	-	-
	$1,630	$35,739	$20,073	$3,669	$400,578

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

The following are summaries of past due and non-accrual loans:

	September 30, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$871	$-	$1,616	$2,487	$-	$2,484
Commercial	299	3	1,500	1,802	-	1,707
Home equity:
First lien	70	-	-	70	-	-
Second lien	125	-	311	436	-	345
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	39	29	1,199	1,267	-	1,246
Consumer:
Manufactured homes	90	123	98	311	-	121
Other	7	-	-	7	-	-
Total	$1,501	$155	$4,724	$6,380	$-	$5,903

	June 30, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$566	$734	$1,489	$2,789	$-	$2,635
Commercial	148	-	1,294	1,442	-	1,719
Home equity:
First lien	-	-	41	41	-	41
Second lien	-	-	273	273	-	386
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	19	759	532	1,310	-	1,366
Consumer:
Manufactured homes	95	-	68	163	-	68
Other	10	-	-	10	-	-
Total	$838	$1,493	$3,697	$6,028	$-	$6,215

As of September 30, 2011, loans on non-accrual totaled $5.9 million which consisted of $4.7 million in loans that were 90 days or greater past due, $1.0 million in loans that are current or less than 30 days past due and $158,000 in loans that are 30-89 days past due. The loans that are less than 90 days past due were previously on non-accrual and it is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms. 1-4 family residential non-accrual loans less than 90 days past due were $868,000, commercial real estate non-accrual loans less than 90 days past due were $207,000, commercial non-accrual loans less than 90 days past due were $47,000, home equity second lien non-accrual loans less than 90 days past due were $34,000 and manufactured home non-accrual loans less than 90 days past due were $23,000. All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

The following are summaries of impaired loans:

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$891	$891	$-
Commercial	1,791	3,312	-
Home equity:
First lien	-	-	-
Second lien	345	345	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,358	3,486	-
Manufactured homes	140	140	-
Total	6,835	8,484	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,593	1,593	313
Commercial	8,834	8,834	274
Other loans:
Commercial	1,698	1,698	17
Total	12,125	12,125	604
Total impaired loans	$18,960	$20,609	$604

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$737	$737	$-
Commercial	4,008	5,344	-
Home equity:
First lien	42	50	-
Second lien	406	406	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,216	3,344
Manufactured homes	68	68	-
Total	8,787	10,259	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,897	1,903	284
Commercial	8,237	8,237	290
Other loans:
Commercial	1,698	1,698	21
Total	11,832	11,838	595
Total impaired loans	$20,619	$22,097	$595

At September 30, 2011 the Company had three impaired loans that had $258,000 committed to be advanced. The $19.0 million of impaired loans include $5.9 million of non-accrual loans and $10.9 million of accruing troubled debt restructured loans as of September 30, 2011. The remaining $2.2 million are loans that the Company believes based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $19.0 million of impaired loans, $13.8 million, or 72.8%, are current with all payment terms. As of June 30, 2011, the $20.6 million of impaired loans above included $6.2 million of non-accrual loans and $10.9 million of accruing troubled debt restructured loans. The remaining $3.3 million are loans that the Company believes based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $20.6 million of impaired loans, $14.2 million, or 69.0%, were current with all payment terms as of June 30, 2011.

Information pertaining to impaired loans for the three months ended September 30, 2011 and 2010 follows:

	For The Three Months Ended September 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,448	$8,460	$-	$345	$-	$310	$5,042	$140	$-	$16,745

Interest income recognized on impaired loans	$17	$138	$-	$-	$-	$5	$78	$-	$-	$238

Interest income recognized on a cash basis on impaired loans	$22	$138	$-	$-	$-	$5	$76	$2	$-	$243

	For The Three Months Ended September 30, 2010
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,310	$9,147	$25	$125	$-	$270	$6,308	$-	$1	$17,186

Interest income recognized on impaired loans	$16	$160	$-	$1	$-	$5	$71	$-	$-	$253

Interest income recognized on a cash basis on impaired loans	$16	$154	$-	$1	$-	$5	$70	$-	$-	$246

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2011 and June 30, 2011, the Company was servicing loans for participants aggregating $27.9 million and $28.0 million, respectively.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three months ended September 30, 2011 and 2010 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Other Consumer	Total
Three Months Ended September 30, 2011	(In Thousands)
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$56	$5,473
Charge-offs	(2)	(43)	-	-	-	-	(6)	-	(2)	(53)
Recoveries	8	-	3	-	-	-	-	-	-	11
Provision	116	131	-	16	3	5	27	-	2	300
Ending balance	$1,015	$3,010	$199	$337	$36	$37	$1,041	$-	$56	$5,731
Ending balance: Individually evaluated for impairment	$313	$274	$-	$-	$-	$-	$17	$-	$-	$604
Ending balance: Collectively evaluated for impairment	$702	$2,736	$199	$337	$36	$37	$1,024	$-	$56	$5,127
Loans:
Ending balance	$120,659	$152,000	$21,397	$40,744	$3,604	$1,281	$34,569	$20,516	$3,586	$398,356
Ending balance: Individually evaluated for impairment	$2,484	$10,625	$-	$345	$-	$310	$5,056	$140	$-	$18,960
Ending balance: Collectively evaluated for impairment	$118,175	$141,375	$21,397	$40,399	$3,604	$971	$29,513	$20,376	$3,586	$379,396

Three Months Ended September 30, 2010
Allowance:
Beginning balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$52	$6,314
Charge-offs	-	-	-	-	-	-	(286)	-	(2)	(288)
Recoveries	2	-	-	-	-	-	-	-	-	2
Provision	(327)	1,174	9	17	8	14	(590)	-	(5)	300
Ending balance	$850	$3,441	$174	$348	$68	$14	$1,388	$-	$45	$6,328
Ending balance: Individually evaluated for impairment	$215	$1,286	$-	$59	$-	$-	$77	$-	$-	$1,637
Ending balance: Collectively evaluated for impairment	$635	$2,155	$174	$289	$68	$14	$1,311	$-	$45	$4,691
Loans:
Ending balance	$124,437	$136,548	$22,877	$41,287	$3,939	$11,782	$34,267	$20,608	$4,008	$399,753
Ending balance: Individually evaluated for impairment	$1,972	$9,347	$-	$255	$-	$313	$6,213	$-	$1	$18,101
Ending balance: Collectively evaluated for impairment	$122,465	$127,201	$22,877	$41,032	$3,939	$11,469	$28,054	$20,608	$4,007	$381,652

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at September 30, 2011 and June 30, 2011 and our consolidated results of operations for the three months ended September 30, 2011 and 2010, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A –“Risk Factors” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Other-Than-Temporary Impairment of Investment Securities

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

The analysis of the allowance for loan losses has two components: specific and general allocations, which are described on page 16.

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

Other Real Estate Owned

Critical Estimates. Other Real Estate Owned (“OREO”) consists of all real estate, other than Company premises, actually owned or controlled by the Company and its consolidated subsidiaries, including real estate acquired through foreclosure, even if the Company has not yet received title to the property.  OREO also includes property originally acquired for future expansion but no longer intended to be used for that purpose, and foreclosed real estate sold under contract and accounted for under the deposit method of accounting.

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

Accounting standards, which applies to all transactions in which the seller provides financing to the buyer of real estate, establishes five methods to account for the disposition of OREO. If a profit is involved in the sale of real estate, each method sets forth the manner in which the profit is to be recognized based on the terms of the sale.  However, regardless of which method is used, any loss on the disposition of OREO is to be recognized immediately.

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

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Overview

Total Assets. The Company’s total assets decreased $6.9 million, or 1.2%, from $573.3 million at June 30, 2011 to $566.4 million at September 30, 2011. Net loans, including loans held for sale, decreased $2.0 million, or 0.5%, to $396.0 million at September 30, 2011, and security balances decreased $2.8 million, or 2.5%, to $109.1 million as of September 30, 2011 compared to June 30, 2011. Cash and cash equivalents decreased $2.6 million, or 8.3%, to $28.6 million at September 30, 2011.

Total deposits increased $1.1 million, or 0.3%, from $417.3 at June 30, 2011 to $418.4 million at September 30, 2011, long-term debt decreased $5.2 million or 10.9% from $47.5 million at June 30, 2011 to $42.3 million at September 30, 2011 and total stockholders’ equity decreased $954,000 or 1.0% from $93.5 million at June 30, 2011 to $92.6 million at September 30, 2011.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale decreased $2.8 million to $109.1 million at September 30, 2011. Obligations issued by government-sponsored enterprises, corporate bonds and other obligations, mortgage-backed securities and common stock all decreased at September 30, 2011.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements. The decrease in home equity loans, consumer loans, residential construction and commercial loans is due to a decrease in loan demand.  The decrease in commercial construction loans was primarily due to construction loans completing their construction periods and the loans were converted to commercial real estate loans. Commercial real estate loans increased $605,000, or 0.4%, to $152.0 million and manufactured home loans increased $443,000, or 2.2%, to $20.5 million at September 30, 2011 as compared to June 30, 2011.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the three months ended September 30, 2011, loans sold totaled $3.4 million. Of the $3.4 million sold, $874,000 were sold on a servicing released basis, and $2.5 million were sold on a servicing retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At September 30,	At June 30,
	2011	2011
	(Dollars in Thousands)

Total non-performing loans	5,903	6,215
Other real estate owned	1,258	1,264
Total non-performing assets	$7,161	$7,479

Troubled debt restructurings, not reported above	$10,917	$10,926

Ratios:
Non-performing loans to total loans	1.48%	1.55%
Non-performing assets to total assets	1.26%	1.30%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. Non-performing assets totaled $7.2 million, or 1.26% of total assets, at September 30, 2011 compared to $7.5 million, or 1.30% of total assets, at June 30, 2011. Total non-performing assets included $5.9 million of non-performing loans and $1.3 million of other real estate owned. Of the $5.9 million in non-accrual loans, $4.7 million consisted of loans that were 90 days or greater past due, $1.0 million in loans that are current or less than 30 days past due and $158,000 in loans that are 30-89 days past due. From June 30, 2011 to September 30, 2011, residential mortgage non-performing loans have decreased $151,000, commercial non-performing loans have decreased $120,000, consumer, including home equity, non-performing loans have decreased 29,000 and commercial real estate non-performing loans have decreased $12,000. At September 30, 2011, the Company had sixteen TDRs (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $11.8 million, of which $900,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to approximately $165,000 for the three month period ended September 30, 2011. At June 30, 2011, the Company had sixteen TDRs consisting of commercial and mortgage loans totaling approximately $11.9 million, of which $1.0 million was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $943,000 for the year ended June 30, 2011.

In the normal course of business, the Company may modify a loan for a credit worthy borrower where the modified loan is not considered a TDR. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to our existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward. These modified loans are not considered impaired loans by the Company. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have an extensive enough amount to be able to address success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased to $19.0 million at September 30, 2011 from $ 20.6 million at June 30, 2011. The Company established specific reserves aggregating $604,000 and $595,000 for impaired loans at September 30, 2011 and June 30, 2011, respectively.  Such reserves relate to thirteen impaired loan relationships with a carrying value of $12.1 million, and are based on either management’s analysis of the expected cash flows for troubled debt restructurings or the collateral value at September 30, 2011. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The Company did not modify any additional loans considered to be TDRs in the quarter ended September 30, 2011. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the three months ended September 30, 2011. This loan relationship included four loans comprised of two 1-4 family residential loans totaling $265,000, one home equity loan totaling $27,000, and one commercial real estate loan totaling $188,000 as of September 30, 2011.  One TDR loan relationship that was restructured as of June 30, 2010 had payment defaults during the three months ended September 20, 2010. This loan relationship included three commercial real estate loans totaling $395,000 as of September 30, 2010. Any TDR loan that is past due 90 days or more is considered a non-accrual loan. All non-accrual loans are considered impaired loans.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At September 30, 2011, the Company had thirteen properties with a carrying value of $1.3 million classified as OREO. Two of these properties were commercial real estate properties valued at $475,000, one property was a 1-4 family home valued at $142,000, one property was a commercial property valued at $137,000 and one property was a commercial construction project valued at $281,000. Eight properties were manufactured homes valued at $335,000, however, there is a specific valuation reserve of $113,000 with respect to such properties. Any losses on the manufactured housing portfolio would only impact the broker funded cash reserve specifically maintained for manufactured housing loans.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Balance at end of period	$5,731	$6,328

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.07%
Allowance for loan losses to non-performing loans at end of period	97.09%	67.08%
Allowance for loan losses to total loans at end of period	1.44%	1.58%

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

Loan Servicing.  In the ordinary course of business, the Company sells real estate loans to the secondary market.  The Company retains servicing on certain loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balance of the loans serviced.  The company recognizes servicing assets each time it undertakes an obligation to service loans sold.  The Company’s mortgage servicing asset valuation is performed by an independent third party using a statistic valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Fair value at beginning of period	$445	$501
Capitalized servicing assets	22	35
Changes in fair value	(28)	(55)
Fair value at end of period	$439	$481

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended September 30, 2011, and 2010, amounts recognized for loans servicing fees amounted to $50,000 and $66,000, respectively, which are included in other non-interest income in the statements of income.  The unpaid principal balance of mortgages serviced for others was $54.3 million and $53.6 million at September 30, 2011 and June 30, 2011, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2011		2011
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$54,747	13.09%	$51,300	12.29%	3,447	6.72%
Savings deposits	86,263	20.62	84,829	20.33	1,434	1.69%
Money market	52,456	12.54	48,526	11.63	3,930	8.10%
NOW accounts	40,968	9.79	39,062	9.36	1,906	4.88%
Total transaction accounts	234,434	56.03	223,717	53.62	10,717	4.79%
Certificates of deposit	183,961	43.97	193,538	46.38	(9,577)	(4.95	) %

Total deposits	$418,395	100.00%	$417,255	100.00%	1,140	0.27%

Deposits increased $1.1 million, or 0.3%, to $418.4 million at September 30, 2011 from $417.3 million at June 30, 2011. The reason for the decrease in certificates of deposit is due to the Company focusing more on obtaining core deposits than time deposits.

Borrowings include advances from the FHLB, as well as securities sold under agreements to repurchase, and have decreased $5.5 million, or 15.3%, to $49.2 million at September 30, 2011 from $54.7 million at June 30, 2011. Repayments of advances from the FHLB were $5.2 million and repurchase agreements decreased $318,000.

Stockholders’ Equity. Stockholders’ equity decreased $954,000, or 1.0%, to $92.6 million at September 30, 2011 from $93.5 million at June 30, 2011. In June 2010, the Company announced that its Board of Directors authorized a third stock repurchase for the purchase of up to 357,573 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 33,943 shares of Company stock for $427,000, at an average price of $12.57 per share, in the three months ended September 30, 2011 pursuant to the Company’s third stock repurchase program. The Company’s third stock repurchase program was completed on August 26, 2011. In December 2010,  the Company announced that its Board of Directors authorized a fourth stock repurchase program for the purchase of up to 339,170 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 103,539 shares of Company stock for $1.3 million, at an average price of $13.02 per share, in the three months ended September 30, 2011 pursuant to the Company’s fourth stock repurchase program. In addition, the Company repurchased 1,281 shares of Company stock, at an average price of $13.10 per share, in the first quarter of fiscal 2012 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations. Our ratio of capital to total assets remained flat at 16.3% at September 30, 2011 compared to June 30, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

Net Income. The Company had net income for the three months ended September 30, 2011 of $536,000, or $0.08 per fully diluted share, as compared to $543,000, or $0.08 per fully diluted share, for the same period in 2010. The Company had an increase in net interest income of $155,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. There was a decrease in interest and dividend income, including fees, of $430,000, or 6.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This decrease in interest income was mainly due to a decrease in loan income of $289,000 and a decrease in debt securities income of $137,000. For the three month period ended September 30, 2011, interest expense decreased by $585,000, or 27.0%, compared to the three month period ended September 30, 2010. This decrease in interest expense was due to a decrease in deposit interest expense of $426,000 and a decrease in borrowing interest expense of $159,000. There was a decrease in the rates of deposits and a decrease in the average balance of borrowed funds due to the Company paying off some higher rate borrowings. The increase in net interest income was more than offset by an increase in non-interest expense of $172,000 for the three months ended September 30, 2011 compared to the same period in 2010. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits of $104,000, or 4.4%, and an increase in other general and administrative expenses of $69,000, or 7.9%, for the three months ended September 30, 2011 compared to the same period in 2010. Our combined federal and state effective tax rate was 34.2% for the three months ended September 30, 2011 compared to 35.7% for the same period in 2010.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred costs, and discounts and premiums that are amortized or accreted to interest income or expense. The Company does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$401,441	$5,526	5.51%	$414,981	$5,815	5.61%
Investment securities	115,306	712	2.47%	112,776	846	3.00%
Federal funds sold and other short-term investments	17,189	4	0.09%	25,870	11	0.17%
Total interest earning assets	533,936	6,242	4.68%	553,627	6,672	4.82%
Allowance for loan losses	(5,531)			(6,421)
Total interest earning assets less allowance for loan losses	528,405			547,206
Non-interest earning assets	39,199			32,772
Total assets	$567,604			$579,978

Interest-bearing liabilities:
Savings deposits	$87,164	68	0.31%	$82,065	116	0.57%
Money market	49,797	53	0.43%	42,610	68	0.64%
NOW accounts	37,176	36	0.39%	35,100	49	0.56%
Certificates of deposit	188,624	1,008	2.14%	212,182	1,358	2.56%
Total deposits	362,761	1,165	1.28%	371,957	1,591	1.71%
Borrowed funds	53,204	419	3.15%	64,416	578	3.59%
Total interest-bearing liabilities	415,965	1,584	1.52%	436,373	2,169	1.99%
Demand deposits	52,279			44,895
Non-interest bearing liabilities	5,648			3,867
Total liabilities	473,892			485,135
Equity	93,712			94,843

Total Liabilities and equity	$567,604			$579,978

Net interest income		$4,658			$4,503
Net interest rate spread (3)			3.16%			2.83%
Net interest-earning assets (4)	$117,971			$117,254

Net interest margin (5)			3.49%			3.25%
Average interest-earning assets to interest-bearing liabilities			128.36%			126.87%

(1)	Yields and rates for the three months ended September 30, 2011 and 2010 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$(188)	$(101)	$(289)
Investment securities	19	(153)	(134)
Federal funds sold and other short-term investments	(3)	(4)	(7)
Total interest income	(172)	(258)	(430)

Interest expense:
Savings deposits	7	(55)	(48)
Money market	10	(25)	(15)
NOW accounts	3	(16)	(13)
Certificates of deposits	(141)	(209)	(350)
Total deposits	(121)	(306)	(427)
Borrowed funds	(92)	(66)	(158)
Total interest expense	(213)	(372)	(585)
Change in net interest income	$41	$114	$155

(1) Includes loans held for sale.

Net Interest Income. Net interest income for the three months ended September 30, 2011 was $4.7 million, an increase of $155,000 or 3.4%, over the same period of 2010. This was primarily due to a decrease in interest expense of $585,000 for the three months ended September 30, 2011 over the same period in 2010. This decrease was due to a decrease of $20.4 million in the average balance of interest-bearing liabilities as well as a decrease of 47 basis points in the average cost of funds for the three months ended September 30, 2011 over the same period in 2010. A partial offset to this was a decrease in the average yield on interest earning assets of 14 basis points to 4.68% for the three months ended September 30, 2011 over the same period in 2010, as well as a decrease of $19.7 million in the average balance of interest earning assets for the three months ended September 30, 2011 over the same period in 2010.

Interest Income. Interest income for the three months ended September 30, 2011 decreased $430,000, or 6.4%, to $6.2 million over the same period of 2010. For the three months ended September 30, 2011, average outstanding loans decreased $13.5 million, or 3.3%, from the average for the three month period ended September 30, 2010. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages, which is contributing to the decrease in average outstanding loans as well as the decrease in interest income. The average yield on interest earning assets decreased 14 basis points to 4.68% for the three months ended September 30, 2011, compared to 4.82% for the same period in 2010.

Interest Expense. Interest expense decreased $585,000, or 27.0%, to $1.6 million for the three months ended September 30, 2011. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of certificates of deposits. The average cost of funds decreased to 1.52% for the three months ended September 30, 2011, a decrease of 47 basis points from a cost of funds of 1.99% for the same period in 2010. The decrease in the cost of funds is due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts.

Provision for Loan Losses. The Company’s provision for loan loss expense was $300,000 for the three months ended September 30, 2011 compared to $300,000 for the three months ended September 30, 2010.  As of September 30, 2011, the Company’s total allowance for loan losses of $5.7 million increased from $5.5 million at June 30, 2011. The allowance for loan losses decreased to 1.44% of total loans as of September 30, 2011 compared to 1.58% of total loans as of September 30, 2010 as a result of a decrease in gross loans outstanding and a decrease in charge-offs.

Non-interest Income. Total non-interest income totaled $821,000 for the three months ended September 30, 2011, a decrease of $12,000 from the same period a year ago. There was a decrease of $73,000 in the gain of sales of loans, net for the three months ended September 30, 2011 compared to the same period a year ago. A partial offset to this decrease was an increase of $54,000 in other non-interest income, which was primarily due to a $35,000 increase in excess servicing fees and a $25,000 increase in OREO income.

Non-interest Expense. Non-interest expense increased $172,000, or 4.1%, to $4.4 million for the three months ended September 30, 2011 compared to the same period for 2010. This increase was largely due to an increase in salaries and employee benefits of $104,000, an increase in other general and administrative expenses of $69,000 and an increase in advertising expenses of $50,000. These increases were partially offset by a decrease in FDIC insurance and assessment expense of $98,000 due to changes in the FDIC assessment formula.

Income Taxes. Income tax expense decreased $22,000 for the three months ended September 30, 2011 compared to the same period for 2010. Our combined federal and state effective tax rate was 34.2% for the three months ended September 30, 2011 compared to 35.7% for the three months ended September 30, 2010.

     Minimum Regulatory Capital Requirements. As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios (unaudited) as of September 30, 2011 and June 30, 2011 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2011:

Total capital (to risk weighted assets):
Consolidated	$95,643	24.1%	$31,768	8.0%	N/A	N/A
Bank	78,894	20.1	31,471	8.0	$39,339	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,669	22.8	$15,884	4.0	N/A	N/A
Bank	73,966	18.8	15,735	4.0	23,603	6.0

Tier 1 capital (to average assets):
Consolidated	90,669	16.0	$22,697	4.0	N/A	N/A
Bank	73,966	13.3	22,266	4.0	27,832	5.0

As of June 30, 2011:

Total capital (to risk weighted assets):
Consolidated	$95,399	23.9%	$31,978	8.0%	N/A	N/A
Bank	76,854	19.4	31,673	8.0	$39,591	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,396	22.6	15,989	4.0	N/A	N/A
Bank	71,898	18.2	15,836	4.0	23,754	6.0

Tier 1 capital (to average assets):
Consolidated	90,396	15.8	22,911	4.0	N/A	N/A
Bank	71,898	12.9	22,350	4.0	27,938	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2011, cash and cash equivalents totaled $28.6 million, or 5.0% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2011 and June 30, 2011.

	September 30, 2011	June 30, 2011
	(Dollars In Thousands)
Commitments to grant loans (1)	$28,139	$10,198
Commercial loan lines-of-credit (2)	24,898	23,214
Unused portions of home equity lines-of-credit (3)	31,415	31,921
Unused portion of construction loans (4)	2,409	2,046
Unused portion of mortgage loans	91	172
Unused portion of personal lines-of-credit (5)	1,918	1,940
Standby letters of credit (6)	1,056	2,620
Total loan commitments	$89,926	$72,111

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the three months ended September 30, 2011. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended September 30, 2011. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In June 2010, the Company announced that its Board of Directors authorized a third stock repurchase for the purchase of up to 357,573 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 33,943 shares of Company stock for $427,000, at an average price of $12.57 per share, in the three months ended September 30, 2011 pursuant to the Company’s third stock repurchase program. The Company’s third stock repurchase program was completed on August 26, 2011. In December 2010,  the Company announced that its Board of Directors authorized a fourth stock repurchase program for the purchase of up to 339,170 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 103,539 shares of Company stock for $1.3 million, at an average price of $13.02 per share, in the three months ended September 30, 2011 pursuant to the Company’s fourth stock repurchase program, which commenced upon completion of the third stock repurchase program. The Company’s fourth stock repurchase program was completed on November 7, 2011. In addition, the Company repurchased 1,281 shares of Company stock, at an average price of $13.10 per share, in the first quarter of fiscal 2012 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	-	$-	-	373,113
August 1, 2011 - August 31, 2011	35,224	$12.59	33,943	339,170
September 1, 2011 - September 30, 2011	103,539	$13.02	103,539	235,631
	138,763	$12.91	137,482

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(3)
3.4	Text of Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(12)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6.2	Form of 2010 Hampden Bank Change in Control Agreement(11)

10.6.3	Form of 2011 Hampden Bank Change in Control Agreement(13)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(7)

10.12	2008 Equity Incentive Plan(8)

10.13	Form of Restricted Stock Agreement(9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement(9)

21.0	List of Subsidiaries(10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101*	The following materials from Hampden Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 20, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2010.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.
(12)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 3, 2011.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: November 9, 2011	/s/ Thomas R. Burton
Thomas R. Burton
President and Chief Executive Officer

Date: November 9, 2011	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer