Form 10-Q
period 2011-12-31
Hampden Bancorp, Inc.
filed 2012-02-09
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

As of February 2, 2012, there were 6,086,896 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,	June 30,
	2011	2011
	(Unaudited)
Cash and due from banks	$11,024	$11,499
Federal funds sold and other short-term investments	13,920	19,648
Cash and cash equivalents	24,944	31,147

Securities available for sale, at fair value	106,139	111,919
Federal Home Loan Bank of Boston stock, at cost	5,233	5,233
Loans held for sale	1,318	400
Loans, net of allowance for loan losses of $5,569
at December 31, 2011 and $5,473 at June 30, 2011	398,501	397,708
Other real estate owned	1,075	1,264
Premises and equipment, net	5,153	5,409
Accrued interest receivable	1,502	1,541
Deferred tax asset, net	4,999	4,904
Bank-owned life insurance	15,939	10,735
Other assets	3,430	3,066
	$568,233	$573,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$426,987	$417,255
Securities sold under agreements to repurchase	6,468	7,233
Long-term debt	41,223	47,478
Mortgagors' escrow accounts	1,017	930
Accrued expenses and other liabilities	6,176	6,914
Total liabilities	481,871	479,810

Commitments (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,950,379 issued;
6,103,850 outstanding at December 31, 2011 and 6,799,499 at June 30, 2011)	80	80
Additional paid-in-capital	78,742	78,517
Unearned compensation - ESOP (423,995 shares unallocated at December 31, 2011 and
445,195 shares unallocated at June 30, 2011)	(4,240)	(4,452)
Unearned compensation - equity incentive plan	(487)	(871)
Retained earnings	31,154	30,327
Accumulated other comprehensive income	1,606	1,757
Treasury stock, at cost (1,846,529 shares at December 31, 2011 and 1,150,880 shares at June 30, 2011)	(20,493)	(11,842)
Total stockholders' equity	86,362	93,516
	$568,233	$573,326

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,418	$5,675	$10,944	$11,488
Debt securities	682	782	1,390	1,626
Dividends	4	2	8	3
Federal funds sold and other short-term investments	8	15	12	26
Total interest and dividend income	6,112	6,474	12,354	13,143

Interest expense:
Deposits	1,046	1,429	2,211	3,021
Borrowings	345	521	764	1,098
Total interest expense	1,391	1,950	2,975	4,119

Net interest income	4,721	4,524	9,379	9,024
Provision for loan losses	100	300	400	600
Net interest income, after provision for loan losses	4,621	4,224	8,979	8,424

Non-interest income:
Customer service fees	416	449	919	932
Gain on sales or calls/impairment of securities, net	-	1	-	8
Gain on sales of loans, net	197	208	306	390
Increase in cash surrender value of bank owned life insurance	105	105	203	211
Other	44	17	155	75
Total non-interest income	762	780	1,583	1,616

Non-interest expense:
Salaries and employee benefits	2,470	2,395	4,950	4,771
Occupancy and equipment	461	443	922	897
Data processing services	130	178	323	348
Advertising	194	183	418	356
Net loss (gain) on other real estate owned	50	-	50	(15)
FDIC insurance and assessment expenses	67	150	127	308
Other general and administrative	957	898	1,904	1,774
Total non-interest expense	4,329	4,247	8,694	8,439

Income before income taxes	1,054	757	1,868	1,601

Income tax provision	360	266	639	567
Net income	$694	$491	$1,229	$1,034

Earnings per share
Basic	$0.12	$0.08	$0.20	$0.16
Diluted	$0.12	$0.08	$0.20	$0.16

Weighted average shares outstanding
Basic	5,861,220	6,187,615	6,029,351	6,282,785
Diluted	5,951,755	6,241,092	6,120,809	6,326,979

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Unaudited)
Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773

Comprehensive income:
Net income	-	-	-	-	-	1,034	-	-	1,034
Net unrealized loss on securities available
for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	-	(458)	-	(458)
Total comprehensive income									576
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(387)	-	-	(387)
Common stock repurchased	(295,330)	-	-	-	-	-	-	(2,976)	(2,976)
Stock-based compensation	-	-	283	-	226	-	-	-	509
ESOP shares allocated or committed to be allocated (21,200 shares)	-	-	(1)	212	-	-	-	-	211
Balance at December 31, 2010	6,821,944	$79	$78,241	$(4,664)	$(1,224)	$30,428	$1,411	$(11,565)	92,706

Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516
Comprehensive income:
Net income	-	-	-	-	-	1,229	-	-	1,229
Net unrealized loss on securities available for
sale, net of tax effects	-	-	-	-	-	-	(151)	-	(151)
Total comprehensive income									1,078
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(367)	-	-	(367)
Common stock repurchased	(695,649)	-	-	-	-	-	-	(8,651)	(8,651)
Stock-based compensation	-	-	163	-	349	-	-	-	512
Tax benefit from Equity Incentive Plan vesting	-	-	4	-	-	-	-	-	4
Forfeiture of restricted stock	-	-	-	-	35	(35)	-	-	-
ESOP shares allocated or committed to be allocated (21,200 shares)	-	-	58	212	-	-	-	-	270
Balance at December 31, 2011	6,103,850	$80	$78,742	$(4,240)	$(487)	$31,154	$1,606	$(20,493)	$86,362

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$1,229	$1,034
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	400	600
Changes in fair value of mortgage servicing rights	(120)	(135)
Net amortization of securities	78	67
Depreciation and amortization	400	383
Gain on sales or calls of securities, net	-	(8)
Loans originated for sale	(8,477)	(14,031)
Proceeds from loan sales	7,865	14,215
Gain on sales of loans, net	(306)	(390)
Write-down of other real estate owned	50	-
Gain on other real estate owned	-	(15)
Increase in cash surrender value of bank-owned life insurance	(203)	(211)
Deferred tax benefit	(4)	-
Employee Stock Ownership Plan expense	270	211
Stock-based compensation	512	509
Tax benefit from Equity Incentive Plan vesting	(4)	-
Net change in:
Accrued interest receivable	39	168
Other assets	(244)	(645)
Accrued expenses and other liabilities	(734)	1,223
Net cash provided by operating activities	751	2,975

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	1,000	26,318
Principal payments	15,272	16,191
Purchases	(10,812)	(43,282)
Proceeds from sale of other real estate owned	315	375
Loan originations, net of principal payments	(1,369)	18,040
Purchase of bank-owned life insurance	(5,001)	-
Purchase of premises and equipment	(144)	(622)
Net cash provided (used) by investing activities	(739)	17,020

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended December 31,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	9,732	(8,980)
Net change in repurchase agreements	(765)	2,899
Repayment of long-term debt	(6,255)	(11,856)
Net change in mortgagors' escrow accounts	87	32
Tax benefit from Equity Incentive Plan vesting	4	-
Repurchase of common stock	(8,651)	(2,976)
Payment of dividends on common stock	(367)	(387)
Net cash used by financing activities	(6,215)	(21,268)

Net change in cash and cash equivalents	(6,203)	(1,273)

Cash and cash equivalents at beginning of period	31,147	30,033

Cash and cash equivalents at end of period	$24,944	$28,760

Supplemental cash flow information:
Interest paid on deposits	$2,211	$3,021
Interest paid on borrowings	823	1,127
Income taxes paid	27	48
Transfer from loans to other real estate owned	176	438

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2011 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 15, 2011.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update removes from the assessment of effective control for repurchase agreements (1) the criterion used to assess effective control relating to the transferor’s ability to repurchase or redeem financial assets even in the event of a default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. This guidance was adopted by the Company as of January 1, 2012, and did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies and expands the disclosures pertaining to unobservable inputs in Level 3 fair value measurements. The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. This guidance was adopted by the Company as of January 1, 2012, and did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes, as modified by ASU 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early application is permitted. Management does not expect this guidance to have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The change is effective for fiscal years, and interim periods within those years, ending after December 31, 2011.

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

Earnings per share for the three and six month periods ended December 31, 2011 and 2010 have been computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income applicable to common stock (in thousands)	$694	$491	$1,229	$1,034

Average number of shares issued	7,950,379	7,949,879	7,950,379	7,949,879
Less: average unallocated ESOP shares	(430,951)	(473,347)	(436,269)	(478,665)
Less: average treasury stock	(1,544,815)	(1,103,781)	(1,369,466)	(1,005,445)
Less: average unvested restricted stock awards	(113,393)	(185,136)	(115,293)	(182,984)
Average number of basic shares outstanding	5,861,220	6,187,615	6,029,351	6,282,785

Plus: dilutive unvested restricted stock awards	56,227	53,477	50,949	44,194
Plus: dilutive stock option shares	34,308	-	40,509	-
Average number of diluted shares outstanding	5,951,755	6,241,092	6,120,809	6,326,979

Basic earnings per share	$0.12	$0.08	$0.20	$0.16
Diluted earnings per share	$0.12	$0.08	$0.20	$0.16

There were 553,000 stock options that were excluded from the diluted earnings per share for the three and six months ended December 31, 2010 because their effect was anti-dilutive.

4. Dividends

On November 1, 2011, the Company declared a cash dividend of $0.03 per common share which was paid on November 30, 2011 to stockholders of record as of the close of business on November 14, 2011.

On February 7, 2012, the Company declared a cash dividend of $0.04 per common share which is payable on February 28, 2012 to stockholders of record as of the close of business on February 14, 2012.

5. Loan Commitments

Outstanding loan commitments totaled $83.6 million at December 31, 2011 and $72.1 million as of June 30, 2011. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2011 and June 30, 2011 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of  December 31, 2011 and June 30, 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2011	(In Thousands)
Debt securities:
Corporate bonds	$-	$953	$-	$953
Residential mortgage-backed securities:
Agency	-	100,502	-	100,502
Non-agency	-	4,629	-	4,629
Total debt securities	-	106,084	-	106,084
Marketable equity securities	55	-	-	55
Mortgage servicing rights	-	-	403	403
Total assets at fair value	$55	$106,084	$403	$106,542

June 30, 2011
Debt securities:
Government-sponsored enterprises	$-	$1,000	$-	$1,000
Corporate bonds	-	999	-	999
Residential mortgage-backed securities:
Agency	-	103,540	-	103,540
Non-agency	-	6,327	-	6,327
Total debt securities	-	111,866	-	111,866
Marketable equity securities	53	-	-	53
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$53	$111,866	$445	$112,364

The table below presents, for the three and six months ended December 31, 2011 and 2010, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Beginning balance	$439	$481	$445	$501
Total realized and unrealized gains (losses) included in net income	(93)	(80)	(120)	(135)
Total unrealized gains (losses) included in other comprehensive income	-	-	-	-
Capitalized servicing assets	57	36	78	71
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$403	$437	$403	$437

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of December 31, 2011 and June 30, 2011.

	Level 1	Level 2	Level 3
December 31, 2011	(In Thousands)
Impaired loans	$-	$-	$918
Other real estate owned	-	-	1,075
Total assets	$-	$-	$1,993

June 30, 2011
Impaired loans	$-	$-	$2,677
Other real estate owned	-	-	1,264
Total assets	$-	$-	$3,941

During the six months ended December 31, 2011 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $206,000 loss on impaired loans for the three months ended December 31, 2011 compared to a gain of $245,000 for the three months ended December 31, 2010. The Company had a $26,000 loss on impaired loans for the six months ended December 31, 2011 compared to a loss of $201,000 for the six months ended December 31, 2010. These gains/losses were recognized in earnings through the provision for loan loss. The Company charges off any collateral shortfall on collaterally dependent impaired commercial loans. Independent appraisals or tax assessments are obtained and updated annually for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $50,000 write-down on OREO for the three and six months ended December 31, 2011. The Company had a $15,000 gain on the sale of OREO for the three and six months ended December 31, 2010. At December 31, 2011 and 2010, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,		June 30,
	2011		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,944	$24,944	$31,147	$31,147
Securities available for sale	106,139	106,139	111,919	111,919
Federal Home Loan Bank stock	5,233	5,233	5,233	5,233
Loans held for sale	1,318	1,318	400	400
Loans, net	398,501	417,288	397,708	408,365
Accrued interest receivable	1,502	1,502	1,541	1,541
Mortgage servicing rights (1)	403	403	445	445

Financial liabilities:
Deposits	426,987	430,042	417,255	420,184
Securities sold under agreements to repurchase	6,468	6,468	7,233	7,233
Long-term debt	41,223	42,163	47,478	50,283
Mortgagors' escrow accounts	1,017	1,017	930	930

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$996	$-	$(43)	$953
Residential mortgage-backed securities:
Agency	97,710	2,814	(22)	100,502
Non-agency	4,876	57	(304)	4,629
Total debt securities	103,582	2,871	(369)	106,084
Marketable equity securities	51	4	-	55
Total securities available for sale	$103,633	$2,875	$(369)	$106,139

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$1,000	$-	$-	$1,000
Corporate bonds	996	3	-	999
Residential mortgage-backed securities:
Agency	100,758	2,810	(28)	103,540
Non-agency	6,366	90	(129)	6,327
Total debt securities	109,120	2,903	(157)	111,866
Marketable equity securities	51	2	-	53
Total securities available for sale	$109,171	$2,905	$(157)	$111,919

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2011 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	996	953
Total bonds and obligations	996	953
Residential mortgage-backed securities:
Agency	97,710	100,502
Non-agency	4,876	4,629
Total debt securities	$103,582	$106,084

At December 31, 2011 and June 30, 2011, the carrying value of securities pledged to secure repurchase agreements was $8,514,000 and $9,824,000, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2011:
Corporate bonds	$-	$-	$43	$953	$43	$953
Residential mortgage-backed securities:
Agency	13	3,025	9	1,770	22	4,795
Non-agency	10	189	294	2,324	304	2,513
	$23	$3,214	$346	$5,047	$369	$8,261
June 30, 2011:
Residential mortgage-backed securities:
Agency	$21	$10,890	$7	$838	$28	$11,728
Non-agency	3	211	126	2,506	129	2,717
	$24	$11,101	$133	$3,344	$157	$14,445

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At December 31, 2011, twenty-six debt securities had unrealized losses with aggregate depreciation of 4.3% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the Federal government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At December 31, 2011, we held fifteen securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $2.8 million and a fair value of $2.5 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated between 2002 and 2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of December 31, 2011.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At December 31, 2011		At June 30, 2011
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$118,289	29.47%	$121,462	30.32%	$(3,173)	(2.61	) %
Commercial	150,716	37.55	151,395	37.79	(679)	(0.45	) %
Home equity:
First lien	23,991	5.98	22,092	5.52	1,899	8.60%
Second lien	41,166	10.26	40,883	10.21	283	0.69%
Construction:
Residential	3,807	0.95	3,635	0.91	172	4.73%
Commercial	1,808	0.45	1,630	0.41	178	10.92%
Total mortgage loans on real estate	339,777	84.66	341,097	85.15	(1,320)	(0.39	) %

Other loans:
Commercial	35,106	8.75	35,739	8.92	(633)	(1.77	) %
Consumer:
Manufactured homes	20,781	5.18	20,073	5.01	708	3.53%
Automobile and other secured loans	4,394	1.09	2,270	0.57	2,124	93.57%
Other	1,290	0.32	1,399	0.35	(109)	(7.79	) %
Total other loans	61,571	15.34	59,481	14.85	2,090	3.51%
Total loans	401,348	100.00%	400,578	100.00%	$770
Other items:
Net deferred loan costs	2,722		2,603
Allowance for loan losses	(5,569)		(5,473)
Total loans, net	$398,501		$397,708

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2011 or the six months ended December 31, 2011.

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

The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent unless there is private mortgage insurance. All loans in this segment are collateralized by 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Automobile and other secured loans – Loans in this segment include consumer non-real estate secured loans that the Company originates as well as automobile loans that the Company purchases from third parties. The Company has the ability to select the automobile loans it wishes to purchase based on credit quality.

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired and may be evaluated for removal from impaired status after one year of current payments for a modified loan with a market rate.

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

The following table presents the Company’s loans by risk rating at December 31, 2011 and June 30, 2011:

December 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$115,809	$126,085	$23,923	$40,691	$3,807	$1,498
Loans rated 6	586	11,714	68	45	-	310
Loans rated 7	982	12,647	-	192	-	-
Loans rated 8	912	270	-	238	-	-
Loans rated 9	-	-	-	-	-	-
	$118,289	$150,716	$23,991	$41,166	$3,807	$1,808

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$27,922	$20,433	$4,392	$1,289	$365,849
Loans rated 6	3,276	209	2	1	16,211
Loans rated 7	3,878	19	-	-	17,718
Loans rated 8	30	120	-	-	1,570
Loans rated 9	-	-	-	-	-
	$35,106	$20,781	$4,394	$1,290	$401,348

June 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$118,283	$122,696	$21,941	$40,270	$3,635	$1,321
Loans rated 6	1,126	21,118	151	251	-	-
Loans rated 7	1,435	6,029	-	47	-	309
Loans rated 8	618	1,552	-	315	-	-
Loans rated 9	-	-	-	-	-	-
	$121,462	$151,395	$22,092	$40,883	$3,635	$1,630

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$26,745	$19,803	$2,259	$1,398	$358,351
Loans rated 6	5,192	202	8	1	28,049
Loans rated 7	3,767	19	3	-	11,609
Loans rated 8	35	49	-	-	2,569
Loans rated 9	-	-	-	-	-
	$35,739	$20,073	$2,270	$1,399	$400,578

The results of this quarterly process are summarized, and appropriate recommendations and loan loss allowances are approved, by the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan loss calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The following are summaries of past due and non-accrual loans:

	December 31, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$1,630	$-	$1,181	$2,811	$-	$2,100
Commercial	2,346	-	60	2,406	-	1,532
Home equity:
First lien	-	-	-	-	-	-
Second lien	-	25	258	283	-	334
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	38	-	1,383	1,421	-	1,416
Consumer:
Manufactured homes	288	31	120	439	-	120
Automobile and other secured loans	12	-	-	12	-	-
Other	28	-	-	28	-	-
Total	$4,342	$56	$3,002	$7,400	$-	$5,502

	June 30, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$566	$734	$1,489	$2,789	$-	$2,635
Commercial	148	-	1,294	1,442	-	1,719
Home equity:
First lien	-	-	41	41	-	41
Second lien	-	-	273	273	-	386
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	19	759	532	1,310	-	1,366
Consumer:
Manufactured homes	95	-	68	163	-	68
Automobile and other secured loans	10	-	-	10	-	-
Other	-	-	-	-	-	-
Total	$838	$1,493	$3,697	$6,028	$-	$6,215

The following are summaries of impaired loans:

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$567	$567	$-
Commercial	1,532	1,555	-
Home equity:
Second lien	314	314	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,271	3,399	-
Manufactured homes	100	100	-
Total	6,094	6,245	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,533	1,556	321
Commercial	8,565	8,588	253
Other loans:
Commercial	1,500	1,523	16
Total	11,598	11,667	590
Total impaired loans	$17,692	$17,912	$590

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$737	$737	$-
Commercial	4,008	5,344	-
Home equity:
First lien	42	50	-
Second lien	406	406	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,216	3,344
Manufactured homes	68	68	-
Total	8,787	10,259	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,897	1,903	284
Commercial	8,237	8,237	290
Other loans:
Commercial	1,698	1,698	21
Total	11,832	11,838	595
Total impaired loans	$20,619	$22,097	$595

At December 31, 2011, the Company had three impaired loans that had $252,000 committed to be advanced. The majority of the $252,000 committed to be advanced is to one holder that has been current with its payments. The $17.7 million of impaired loans include $5.5 million of non-accrual loans and $10.4 million of accruing troubled debt restructured loans as of December 31, 2011. The remaining $1.8 million are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.7 million of impaired loans, $13.7 million, or 77.3%, are current with all payment terms. As of June 30, 2011, the $20.6 million of impaired loans above included $6.2 million of non-accrual loans and $10.9 million of accruing troubled debt restructured loans. The remaining $3.3 million are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $20.6 million of impaired loans, $14.2 million, or 69.0%, were current with all payment terms as of June 30, 2011.

Information pertaining to impaired loans for the three and six months ended December 31, 2011 and 2010 follows:

	For The Three Months Ended December 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,292	$12,133	$-	$329	$-	$310	$5,038	$80	$-	$-	$20,182

Interest income recognized on impaired loans	$32	$148	$-	$2	$-	$5	$47	$(2)	$-	$-	$232

Interest income recognized on a cash basis on impaired loans	$32	$125	$-	$2	$-	$5	$48	$-	$-	$-	$212

	For The Three Months Ended December 31, 2010
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,172	$8,405	$50	$219	$-	$1,024	$5,897	$-	$-	$1	$17,768

Interest income recognized on impaired loans	$15	$134	$-	$2	$-	$34	$150	$-	$-	$-	$335

Interest income recognized on a cash basis on impaired loans	$14	$86	$-	$2	$-	$28	$140	$-	$-	$-	$270

	For The Six Months Ended December 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,332	$11,379	$-	$334	$-	$310	$5,118	$100	$-	$-	$19,573

Interest income recognized on impaired loans	$49	$346	$-	$2	$-	$10	$128	$(2)	$-	$-	$533

Interest income recognized on a cash basis on impaired loans	$54	$333	$-	$2	$-	$10	$127	$1	$-	$-	$527

	For The Six Months Ended December 31, 2010
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,595	$8,661	$33	$155	$-	$759	$6,066	$-	$-	$1	$17,270

Interest income recognized on impaired loans	$31	$315	$-	$3	$-	$74	$212	$-	$-	$-	$635

Interest income recognized on a cash basis on impaired loans	$30	$266	$-	$3	$-	$68	$203	$-	$-	$-	$570

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and six months ended December 31, 2011 and 2010 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended December 31, 2011	(In Thousands)
Allowance:
Beginning balance	$1,015	$3,010	$199	$337	$36	$37	$1,041	$-	$-	$56	$5,731
Charge-offs	(56)	(17)	-	(24)	-	-	(206)	-	-	(2)	(305)
Recoveries	27	16	-	-	-	-	-	-	-	-	43
Provision	65	75	43	(11)	1	(14)	(41)	-	18	(36)	100
Ending balance	$1,051	$3,084	$242	$302	$37	$23	$794	$-	$18	$18	$5,569
Ending balance: Individually evaluated for impairment	$321	$253	$-	$-	$-	$-	$16	$-	$-	$-	$590
Ending balance: Collectively evaluated for impairment	$730	$2,831	$242	$302	$37	$23	$778	$-	$18	$18	$4,979
Loans:
Ending balance	$118,289	$150,716	$23,991	$41,166	$3,807	$1,808	$35,106	$20,781	$4,394	$1,290	$401,348
Ending balance: Individually evaluated for impairment	$2,100	$10,097	$-	$314	$-	$310	$4,771	$100	$-	$-	$17,692
Ending balance: Collectively evaluated for impairment	$116,189	$140,619	$23,991	$40,852	$3,807	$1,498	$30,335	$20,681	$4,394	$1,290	$383,656

Three Months Ended December 31, 2010
Allowance:
Beginning balance	$850	$3,441	$174	$348	$68	$14	$1,389	$-	$-	$45	$6,329
Charge-offs	-	(478)	(13)	-	-	-	(56)	-	-	(8)	(555)
Recoveries	-	-	-	-	-	-	-	-	-	-	-
Provision	181	332	24	48	6	12	(299)	-	-	(4)	300
Ending balance	$1,031	$3,295	$185	$396	$74	$26	$1,034	$-	$-	$33	$6,074
Ending balance: Individually evaluated for impairment	$221	$809	$-	$62	$-	$-	$99	$-	$-	$-	$1,191
Ending balance: Collectively evaluated for impairment	$810	$2,486	$185	$334	$74	$26	$935	$-	$-	$33	$4,883
Loans:
Ending balance	$120,078	$134,230	$23,241	$40,369	$4,108	$15,558	$35,293	$19,874	$2,700	$1,474	$396,925
Ending balance: Individually evaluated for impairment	$2,166	$7,688	$50	$221	$-	$1,736	$5,580	$-	$-	$-	$17,441
Ending balance: Collectively evaluated for impairment	$117,912	$126,542	$23,191	$40,148	$4,108	$13,822	$29,713	$19,874	$2,700	$1,474	$379,484

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Six Months Ended December 31, 2011	(In Thousands)
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Charge-offs	(58)	(60)	-	(24)	-	-	(212)	-	-	(4)	(358)
Recoveries	35	16	3	-	-	-	-	-	-	-	54
Provision	181	206	43	5	4	(9)	(14)	-	18	(34)	400
Ending balance	$1,051	$3,084	$242	$302	$37	$23	$794	$-	$18	$18	$5,569
Ending balance: Individually evaluated for impairment	$321	$253	$-	$-	$-	$-	$16	$-	$-	$-	$590
Ending balance: Collectively evaluated for impairment	$730	$2,831	$242	$302	$37	$23	$778	$-	$18	$18	$4,979
Loans:
Ending balance	$118,289	$150,716	$23,991	$41,166	$3,807	$1,808	$35,106	$20,781	$4,394	$1,290	$401,348
Ending balance: Individually evaluated for impairment	$2,100	$10,097	$-	$314	$-	$310	$4,771	$100	$-	$-	$17,692
Ending balance: Collectively evaluated for impairment	$116,189	$140,619	$23,991	$40,852	$3,807	$1,498	$30,335	$20,681	$4,394	$1,290	$383,656

Six Months Ended December 31, 2010
Allowance:
Beginning balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$-	$52	$6,314
Charge-offs	-	(478)	(13)	-	-	-	(341)	-	-	(10)	(842)
Recoveries	2	-	-	-	-	-	-	-	-	-	2
Provision	(146)	1,506	33	65	14	26	(889)	-	-	(9)	600
Ending balance	$1,031	$3,295	$185	$396	$74	$26	$1,034	$-	$-	$33	$6,074
Ending balance: Individually evaluated for impairment	$221	$809	$-	$62	$-	$-	$99	$-	$-	$-	$1,191
Ending balance: Collectively evaluated for impairment	$810	$2,486	$185	$334	$74	$26	$935	$-	$-	$33	$4,883
Loans:
Ending balance	$120,078	$134,230	$23,241	$40,369	$4,108	$15,558	$35,293	$19,874	$2,700	$1,474	$396,925
Ending balance: Individually evaluated for impairment	$2,166	$7,688	$50	$221	$-	$1,736	$5,580	$-	$-	$-	$17,441
Ending balance: Collectively evaluated for impairment	$117,912	$126,542	$23,191	$40,148	$4,108	$13,822	$29,713	$19,874	$2,700	$1,474	$379,484

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2011 and June 30, 2011, the Company was servicing loans for participants aggregating $26.1 million and $28.0 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at December 31, 2011 and June 30, 2011 and our consolidated results of operations for the three and six months ended December 31, 2011 and 2010, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, including the section titled Item 1A –“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent unless there is private mortgage insurance. All loans in this segment are collateralized by 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Commercial construction loans – Loans in this segment primarily include non-speculative real estate loans, most of which are underwritten on a construction to permanent basis. Upon completion of the projects, the underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

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

Automobile and other secured loans – Loan in this segment include consumer non-real estate secured loans that the Company originates as well as automobile loans that the Company purchases from a third party. The Company has the ability to select the automobile loans it wishes to purchase based on credit.

Other consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Effect if Actual Results Differ from Assumptions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the Massachusetts Division of Banks, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Income Taxes

Critical Estimates. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.   Quarterly, management reviews the deferred tax assets to identify any uncertainties to the collectability of the components of the deferred tax asset.

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

Effect if Actual Results Differ from Assumptions. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets or deferred tax liabilities could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made and would have a negative impact on the company’s earnings. In addition, if actual factors and conditions differ materially from those used by management, the Company could incur penalties and interest imposed by the Internal Revenue Service.

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

The Company is permitted to acquire and hold real property used in the operation of the Company or as the Company may acquire (by foreclosure or other transfer in lieu of foreclosure) in satisfaction of all or a part of a loan or in satisfaction of a judgment or decree in its favor.  If the Company acquires real property by foreclosure or other transfer in lieu of foreclosure, it carries such real property on its books as OREO.  OREO acquired by the Company is subject to certain regulatory requirements that limit the time such property can be held by the Company, require that information regarding the property be reported to the Company’s federal regulator, subject the acquisition of such property to federal appraisal requirements, restrict the use of such property, and govern the treatment of any disposal of the property. It is the policy of the Company to sell any real property acquired through the collection of debts due it within a reasonable period of time.  During the time that the Company holds the real property, the Company shall write-down the carrying value of the property based upon the current appraised value of the property.

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

Judgment and Uncertainties. The Company obtains a new or updated valuation of OREO at the time of acquisition, including periodic reappraisals or reevaluations thereafter to ensure any material change in market conditions or the physical aspects of the property are recognized.  To ensure the general validity of such appraised values, it is the responsibility of loan officers to compare sale prices and appraised values of properties previously held for their respective portfolio.  Each parcel of OREO is to be reviewed and valued by loan officers on its own merits.  The sale of OREO is also supported by this appraisal. A careful evaluation of all the relevant factors should enable the loan officer to make an accurate and reliable judgment with regard to classification.  Any portion of the carrying value in excess of appraised value should be classified as a loss.

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Overview

Total Assets. The Company’s total assets decreased $5.1 million, or 0.9%, from $573.3 million at June 30, 2011 to $568.2 million at December 31, 2011. Stockholders’ equity decreased $7.2 million, or 7.7%, to $86.4 million at December 31, 2011 compared to June 30, 2011 due to the Company repurchasing 694,368 shares of Company stock for $8.6 million pursuant to the Company’s stock repurchase programs. Net loans increased $793,000, or 0.2%, to $398.5 million at December 31, 2011, and security balances decreased $5.8 million, or 5.2%, to $106.1 million as of December 31, 2011 compared to June 30, 2011. Cash and cash equivalents decreased $6.2 million, or 19.9%, to $24.9 million at December 31, 2011. A partial offset to these decreases was an increase in bank-owned life insurance of $5.2 million, or .48.5%, to $15.9 million at December 31, 2011. The Company purchased an additional $5.0 million of bank-owned life insurance as an additional earning asset that can offset a portion of the current costs of the employee benefits.

Total deposits increased $9.7 million, or 2.3%, from $417.3 at June 30, 2011 to $427.0 million at December 31, 2011; long-term debt decreased $6.3 million, or 13.2%, from $47.5 million at June 30, 2011 to $41.2 million at December 31, 2011; and total stockholders’ equity decreased $7.2 million or 7.7% from $93.5 million at June 30, 2011 to $86.4 million at December 31, 2011.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale decreased $5.8 million to $106.1 million at December 31, 2011. Obligations issued by government-sponsored enterprises, corporate bonds and mortgage-backed securities all decreased at December 31, 2011.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements. The increase in automobile and other secured loans is due to the Company purchasing $2.6 million of automobile loans from a third party. There was a $2.2 million increase in home equity loans due to a special promotion that the Company is currently running. The decrease in commercial real estate and commercial loans is due to a decrease in loan demand at December 31, 2011 as compared to June 30, 2011.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the six months ended December 31, 2011, loans sold totaled $7.9 million. Of the $7.9 million of loans sold, $2.1 million were sold on a servicing-released basis, and $5.8 million were sold on a servicing-retained basis.

Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At December 31,	At June 30,
	2011	2011
	(Dollars in Thousands)

Total non-performing loans	5,502	6,215
Other real estate owned	1,075	1,264
Total non-performing assets	$6,577	$7,479

Troubled debt restructurings, not reported above	$10,375	$10,926

Ratios:
Non-performing loans to total loans	1.37%	1.55%
Non-performing assets to total assets	1.16%	1.30%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. Of the $5.5 million in non-accrual loans, $3.0 million consisted of loans that were 90 days or greater past due, $2.3 million in loans that are current or less than 30 days past due and $182,000 in loans that are 30-89 days past due. From June 30, 2011 to December 31, 2011, residential mortgage non-performing loans have decreased $535,000, commercial real estate non-performing loans have decreased $187,000 and consumer, including home equity, non-performing loans have decreased 41,000. Commercial non-performing loans have increased $50,000. At December 31, 2011, the Company had seventeen TDRs (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $12.7 million, of which $2.3 million is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to approximately $345,000 for the six month period ended December 31, 2011. At June 30, 2011, the Company had sixteen TDRs consisting of commercial and mortgage loans totaling approximately $11.9 million, of which $1.0 million was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $943,000 for the year ended June 30, 2011.

As of December 31, 2011, loans on non-accrual totaled $5.5 million which consisted of $3.0 million in loans that were 90 days or greater past due, $2.3 million in loans that are current or less than 30 days past due and $182,000 in loans that are 30-89 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms. The $2.3 million in commercial real estate loans 30-59 days past due includes a $2.1 million loan that had a maturity date prior to December 31, 2011, however, the Company received the required documentation in January 2012 to extend the maturity date until 2014. As of December 31, 2011, 1-4 family residential non-accrual loans less than 90 days past due were $920,000, commercial real estate non-accrual loans less than 90 days past due were $1.5 million, commercial non-accrual loans less than 90 days past due were $33,000 and home equity second lien non-accrual loans less than 90 days past due were $76,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment. The $1.5 million in commercial real estate non-accrual loans less than 90 days past due includes a $1.1 million loan which is under agreement to be paid off prior to March 31, 2012.

In the normal course of business, the Company may modify a loan for a credit worthy borrower where the modified loan is not considered a TDR. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to our existing underwriting standards which include the review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward. These modified loans are not considered impaired loans by the Company. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have an extensive enough amount to be able to address success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased to $17.7 million at December 31, 2011 from $ 20.6 million at June 30, 2011. The Company established specific reserves aggregating $590,000 and $595,000 for impaired loans at December 31, 2011 and June 30, 2011, respectively.  Such reserves relate to eleven impaired loan relationships with a carrying value of $11.6 million, and are based on either management’s analysis of the expected cash flows for troubled debt restructurings or the collateral value at December 31, 2011. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The Company had one new TDR loan relationship in the six months ended December 31, 2011. The loan relationship consists of a home equity loan and a 1-4 family residential loan totaling $351,000. The Company capitalized the interest and expenses and restructured the payments for these loans. The restructure did not result in any impairment from the present value of expected future cash flows discounted at the loan’s effective interest rate. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the six months ended December 31, 2011. This loan relationship included four loans comprised of two 1-4 family residential loans totaling $220,000, one home equity loan totaling $26,000, and one commercial real estate loan totaling $182,000 as of December 31, 2011.  As of December 31, 2010, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2011, the Company had eleven properties with a carrying value of $1.1 million classified as OREO. Two of these properties were commercial real estate properties valued at $425,000, one property was a commercial loan valued at $137,000, two properties were 1-4 family residential properties valued at $166,000 and one property was a commercial construction project valued at $218,000. Five properties were manufactured homes valued at $241,000, however, there is a specific valuation reserve of $113,000 with respect to such properties. Any losses on the manufactured housing portfolio would first impact the broker funded cash reserve specifically maintained for manufactured housing loans.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)

Balance at end of period	$5,569	$6,074	$5,569	$6,074

Ratios:
Net charge-offs to average loans outstanding	0.07%	0.14%	0.08%	0.21%
Allowance for loan losses to non-performing loans at end of period	101.22%	71.02%	101.22%	71.02%
Allowance for loan losses to total loans at end of period	1.39%	1.53%	1.39%	1.53%

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by -loan basis to determine if any specific allowance is required for the allowance for loan loss. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the impaired loan has a shortfall in the expected future cash flows then a specific allowance will be placed on the loan in that amount. However, the Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Residential, commercial real estate and construction loans are secured by real estate. Except for one, all commercial loans are secured by all business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary to a borrower. In certain cases additional collateral may be obtained.

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies. If there is an increase in the amount of delinquent loans in a particular loan category this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance requirement that loan may have had. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio. The Company incorporates historical charge-offs, including charge-offs recognized in the current quarter, when calculating the general allowance component of the allowance for loan losses.

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

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Fair value at beginning of period	$439	$481	$445	$501
Capitalized servicing assets	57	36	78	71
Changes in fair value	(93)	(80)	(120)	(135)
Fair value at end of period	$403	$437	$403	$437

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended December 31, 2011, and 2010, amounts recognized for loan servicing fees amounted to $67,000 and $54,000, respectively, which are included in other non-interest income in the consolidated statements of income.  For the six month periods ended December 31, 2011 and 2010, amounts recognized for loan servicing fees amounted to $118,000 and $119,000, respectively, which are included in other non-interest income in the consolidated statements of income. The unpaid principal balance of mortgages serviced for others was $56.6 million and $53.6 million at December 31, 2011 and June 30, 2011, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2011		2011
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$59,337	13.90%	$51,300	12.29%	$8,037	15.67%
Savings deposits	90,887	21.29	84,829	20.33	6,058	7.14
Money market	55,574	13.02	48,526	11.63	7,048	14.52
NOW accounts	40,409	9.46	39,062	9.36	1,347	3.45
Total transaction accounts	246,207	57.66	223,717	53.62	22,490	10.05
Certificates of deposit	180,780	42.34	193,538	46.38	(12,758)	(6.59)

Total deposits	$426,987	100.00%	$417,255	100.00%	$9,732	2.33%

Deposits increased $9.7 million, or 2.3%, to $427.0 million at December 31, 2011 from $417.3 million at June 30, 2011. The increase in deposits is due to the Company’s increased focus on obtaining core deposits.

Borrowings include advances from the FHLB, as well as securities sold under agreements to repurchase, and have decreased $7.0 million, or 12.8%, to $47.7 million at December 31, 2011 from $54.7 million at June 30, 2011. Repayments of advances from the FHLB were $6.3 million and repurchase agreements decreased $765,000.

Stockholders’ Equity. Stockholders’ equity decreased $7.2 million, or 7.7%, to $86.4 million at December 31, 2011 from $93.5 million at June 30, 2011. During the six months ended December 31, 2011, the Company repurchased 694,368 shares of Company stock for $8.6 million, at an average price of $12.43 per share pursuant to the Company’s third, fourth and fifth stock repurchase programs, which were previously announced in June 2010, December 2010, and November 2011, respectively. The Company’s third stock repurchase program was completed on August 26, 2011. The Company’s fourth stock repurchase program was completed on November 4, 2011. The Company’s fifth stock repurchase program was completed on December 21, 2011. In addition, the Company repurchased 1,281 shares of Company stock, at an average price of $13.10 per share, in the first quarter of fiscal 2012 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations. Our ratio of capital to total assets decreased to 15.2% at December 31, 2011 compared to 16.3% at June 30, 2011.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

Net Income. The Company had net income for the three months ended December 31, 2011 of $694,000, or $0.12 per fully diluted share, as compared to $491,000, or $0.08 per fully diluted share, for the same period in 2010. The Company had an increase in net interest income of $197,000 for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. There was a decrease in interest and dividend income, including fees, of $362,000, or 5.6%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. This decrease in interest income was mainly due to a decrease in loan income of $257,000 and a decrease in debt securities income of $100,000. For the three month period ended December 31, 2011, interest expense decreased by $559,000, or 28.7%, compared to the three month period ended December 31, 2010. This decrease in interest expense included a decrease in deposit interest expense of $383,000 and a decrease in borrowing interest expense of $176,000, which was due to a decrease in the rates on deposits and a decrease in the average balance of borrowed funds from the Company paying off some higher rate borrowings and restructuring of debt in the first quarter of 2012. The provision for loan losses decreased $200,000 for the three month period ended December 31, 2011 compared to the same period in 2010. The decrease in the provision for loan losses is due to decreases in delinquent loans, decreases in non-accrual loans, and some improvement in general economic conditions. The increase in non-interest expense of $82,000, or 1.9%, for the three months ended December 31, 2011 compared to the same period in 2010 was primarily due to increases in salaries and employee benefits, professional fees, and a writedown on other real estate owned. Our combined federal and state effective tax rate was 34.2% for the three months ended December 31, 2011 compared to 35.1% for the same period in 2010.

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

	Three Months Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$400,179	$5,418	5.42%	$399,610	$5,675	5.68%
Investment securities	112,177	686	2.45%	109,507	784	2.86%
Federal funds sold and other short-term investments	18,635	8	0.17%	32,123	15	0.19%
Total interest earning assets	530,991	6,112	4.60%	541,240	6,474	4.78%
Allowance for loan losses	(5,824)			(6,374)
Total interest earning assets less allowance for loan losses	525,167			534,866
Non-interest earning assets	39,002			34,414
Total assets	$564,169			$569,280

Interest-bearing liabilities:
Savings deposits	$90,157	64	0.28%	$81,195	93	0.46%
Money market	54,121	54	0.40%	46,462	65	0.56%
NOW accounts	37,624	33	0.35%	36,083	45	0.50%
Certificates of deposit	181,445	895	1.97%	202,522	1,226	2.42%
Total deposits	363,347	1,046	1.15%	366,262	1,429	1.56%
Borrowed funds	48,711	345	2.83%	59,444	521	3.51%
Total interest-bearing liabilities	412,058	1,391	1.35%	425,706	1,950	1.83%
Demand deposits	56,515			45,860
Non-interest bearing liabilities	5,699			4,430
Total liabilities	474,272			475,996
Equity	89,897			93,284
Total Liabilities and equity	$564,169			$569,280

Net interest income		$4,721			$4,524
Net interest rate spread (3)			3.25%			2.95%
Net interest-earning assets (4)	$118,933			$115,534

Net interest margin (5)			3.56%			3.34%
Average interest-earning assets to interest-bearing liabilities			128.86%			127.14%

(1) Yields and rates for the three months ended December 31, 2011 and 2010 are annualized.
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

	Three Months Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$8	$(265)	$(257)
Investment securities	19	(117)	(98)
Federal funds sold and other short-term investments	(6)	(1)	(7)
Total interest income	21	(383)	(362)

Interest expense:
Savings deposits	9	(38)	(29)
Money market	10	(21)	(11)
NOW accounts	2	(14)	(12)
Certificates of deposits	(119)	(212)	(331)
Total deposits	(98)	(286)	(384)
Borrowed funds	(84)	(91)	(175)
Total interest expense	(183)	(376)	(559)
Change in net interest income	$203	$(6)	$197

(1) Includes loans held for sale.

Net Interest Income. Net interest income for the three months ended December 31, 2011 was $4.7 million, an increase of $197,000 or 4.4%, over the same period of 2010. This was primarily due to a decrease in interest expense of $559,000 for the three months ended December 31, 2011 over the same period in 2010. This decrease was due to a decrease of $13.6 million in the average balance of interest-bearing liabilities as well as a decrease of 48 basis points in the average cost of funds for the three months ended December 31, 2011 over the same period in 2010. A partial offset to this was a decrease in the average yield on interest earning assets of 18 basis points to 4.60% for the three months ended December 31, 2011 over the same period in 2010, as well as a decrease of $10.2 million in the average balance of interest earning assets for the three months ended December 31, 2011 over the same period in 2010.

Interest Income. Interest income for the three months ended December 31, 2011 decreased $362,000, or 5.6%, to $6.1 million over the same period of 2010. For the three months ended December 31, 2011, average outstanding loans increased $569,000 , or 0.1%, from the average for the three month period ended December 31, 2010. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages, which is contributing to the decrease in interest income. The average yield on interest earning assets decreased 18 basis points to 4.60% for the three months ended December 31, 2011, compared to 4.78% for the same period in 2010.

Interest Expense. Interest expense decreased $559,000, or 28.7%, to $1.4 million for the three months ended December 31, 2011. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of certificates of deposits. The average cost of funds decreased to 1.35% for the three months ended December 31, 2011, a decrease of 48 basis points from a cost of funds of 1.83% for the same period in 2010. The decrease in the cost of funds is partially due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In July 2011, the Company restructured $23.3 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.31% to 3.03%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the quarter and an overall decrease in long-term debt.

Provision for Loan Losses. The Company’s provision for loan loss expense was $100,000 for the three months ended December 31, 2011 compared to $300,000 for the three months ended December 31, 2010.  As of December 31, 2011, the Company’s total allowance for loan losses of $5.6 million increased from $5.5 million at June 30, 2011. The allowance for loan losses decreased to 1.39% of total loans as of December 31, 2011 compared to 1.53% of total loans as of December 31, 2010.

Non-interest Income. Total non-interest income totaled $762,000 for the three months ended December 31, 2011, a decrease of $18,000 from the same period a year ago. There was a decrease of $33,000 in customer service fees for the three months ended December 31, 2011 compared to the same period a year ago, which was due to a $44,000 decrease in ATM / debit card fees. A partial offset to this decrease was an increase of $27,000 in other non-interest income, which was primarily due to a $28,000 increase in OREO rental income. The Company is currently leasing one OREO property to a third party and has a purchase and sale with that third party to be exercised in approximately eighteen months.

Non-interest Expense. Non-interest expense increased $82,000, or 1.9%, to $4.3 million for the three months ended December 31, 2011 compared to the same period for 2010. This increase was largely due to an increase in salaries and employee benefits of $75,000, an increase in other general and administrative expenses of $59,000 and an increase in net loss on OREO of $50,000. These increases were partially offset by a decrease in FDIC insurance and assessment expense of $83,000 due to changes in the FDIC assessment formula.

Income Taxes. Income tax expense increased $94,000 for the three months ended December 31, 2011 compared to the same period for 2010. Our combined federal and state effective tax rate was 34.2% for the three months ended December 31, 2011 compared to 35.1% for the three months ended December 31, 2010.

Comparison of Operating Results for the Six Months Ended December 31, 2011 and December 31, 2010

Net Income. The Company had net income for the six months ended December 31, 2011 of $1.2 million, or $0.20 per fully diluted share, as compared to $1.0 million, or $0.16 per fully diluted share, for the same period in 2010. The Company had an increase in net interest income of $355,000 for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. There was a decrease in interest and dividend income, including fees, of $789,000, or 6.0%, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. This decrease in interest income was mainly due to a decrease in loan income of $544,000 and a decrease in debt securities income of $236,000. For the six month period ended December 31, 2011, interest expense decreased by $1.1 million, or 27.8%, compared to the six month period ended December 31, 2010. This decrease in interest expense included a decrease in deposit interest expense of $810,000 and a decrease in borrowing interest expense of $334,000, which was due to a decrease in the rates on deposits and a decrease in the average balance of borrowed funds from the Company paying off some higher rate borrowings and restructuring of debt in the first quarter of 2012. The provision for loan losses decreased $200,000 for the six month period ended December 31, 2011 compared to the same period in 2010. The decrease in the provision for loan losses is due to decreases in delinquent loans, decreases in non-accrual loans, and some improvement in general economic conditions. The increase in non-interest expense of $255,000, or 3.0%, for the six months ended December 31, 2011 compared to the same period in 2010 was mainly due to increases in salaries and employee benefits, professional fees, and a writedown on other real estate owned. Our combined federal and state effective tax rate was 34.2% for the six months ended December 31, 2011 compared to 35.4% for the same period in 2010.

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

	Six Months Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$400,810	$10,944	5.46%	$407,295	$11,488	5.64%
Investment securities	113,742	1,398	2.46%	111,142	1,629	2.93%
Federal funds sold and other short-term investments	17,912	12	0.13%	28,997	26	0.18%
Total interest earning assets	532,464	12,354	4.64%	547,434	13,143	4.80%
Allowance for loan losses	(5,678)			(6,398)
Total interest earning assets less allowance for loan losses	526,786			541,036
Non-interest earning assets	39,101			33,593
Total assets	$565,887			$574,629

Interest-bearing liabilities:
Savings deposits	$88,660	132	0.30%	$81,630	208	0.51%
Money market	51,959	107	0.41%	44,535	134	0.60%
NOW accounts	37,400	69	0.37%	35,592	94	0.53%
Certificates of deposit	185,035	1,903	2.06%	207,352	2,585	2.49%
Total deposits	363,054	2,211	1.22%	369,109	3,021	1.64%
Borrowed funds	50,958	764	3.00%	61,930	1,098	3.55%
Total interest-bearing liabilities	414,012	2,975	1.44%	431,039	4,119	1.91%
Demand deposits	54,397			45,377
Non-interest bearing liabilities	5,673			4,149
Total liabilities	474,082			480,565
Equity	91,805			94,064
Total Liabilities and equity	$565,887			$574,629

Net interest income		$9,379			$9,024
Net interest rate spread (3)			3.20%			2.89%
Net interest-earning assets (4)	$118,452			$116,395

Net interest margin (5)			3.52%			3.30%
Average interest-earning assets to interest-bearing liabilities			128.61%			127.00%

(1) Yields and rates for the six months ended December 31, 2011 and 2010 are annualized.
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

	Six Months Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$(181)	$(363)	$(544)
Investment securities	37	(268)	(231)
Federal funds sold and other short-term investments	(8)	(6)	(14)
Total interest income	(152)	(637)	(789)

Interest expense:
Savings deposits	17	(93)	(76)
Money market	20	(47)	(27)
NOW accounts	5	(30)	(25)
Certificates of deposits	(260)	(422)	(682)
Total deposits	(219)	(591)	(810)
Borrowed funds	(178)	(156)	(334)
Total interest expense	(397)	(747)	(1,144)
Change in net interest income	$245	$110	$355

(1) Includes loans held for sale.

Net Interest Income. Net interest income for the six months ended December 31, 2011 was $9.4 million, an increase of $355,000 or 3.9%, over the same period of 2010. This was primarily due to a decrease in interest expense of $1.1 million for the six months ended December 31, 2011 over the same period in 2010. This decrease was due to a decrease of $17.0 million in the average balance of interest-bearing liabilities as well as a decrease of 47 basis points in the average cost of funds for the six months ended December 31, 2011 over the same period in 2010. A partial offset to this was a decrease in the average yield on interest earning assets of 16 basis points to 4.64% for the six months ended December 31, 2011 over the same period in 2010, as well as a decrease of $15.0 million in the average balance of interest earning assets for the six months ended December 31, 2011 over the same period in 2010.

Interest Income. Interest income for the six months ended December 31, 2011 decreased $789,000, or 6.0%, to $12.4 million over the same period of 2010. For the six months ended December 31, 2011, average outstanding loans decreased $6.5 million, or 1.6%, from the average for the six month period ended December 31, 2010. Due to interest rate risk, the Company has decided to sell some of its current originations of fixed rate mortgages, which is contributing to the decrease in average outstanding loans as well as the decrease in interest income. The average yield on interest earning assets decreased 16 basis points to 4.64% for the six months ended December 31, 2011, compared to 4.80% for the same period in 2010.

Interest Expense. Interest expense decreased $1.1 million, or 27.8%, to $3.0 million for the six months ended December 31, 2011. This decrease was primarily due to a decrease in rates of deposits and a decrease in the average balance of certificates of deposits. The average cost of funds decreased to 1.44% for the six months ended December 31, 2011, a decrease of 47 basis points from a cost of funds of 1.91% for the same period in 2010. The decrease in the cost of funds is partially due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts away from higher paying certificates of deposit. In July 2011, the Company restructured $23.3 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.31% to 3.03%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the six months and an overall decrease in long-term debt.

Provision for Loan Losses. The Company’s provision for loan loss expense was $400,000 for the six months ended December 31, 2011 compared to $600,000 for the six months ended December 31, 2010.  As of December 31, 2011, the Company’s total allowance for loan losses of $5.6 million increased from $5.5 million at June 30, 2011. The allowance for loan losses decreased to 1.39% of total loans as of December 31, 2011 compared to 1.53% of total loans as of December 31, 2010.

Non-interest Income. Total non-interest income totaled $1.6 million for the six months ended December 31, 2011, a decrease of $33,000 from the same period a year ago. There was a decrease of $84,000 in the gain of sales of loans, net for the six months ended December 31, 2011 compared to the same period a year ago. A partial offset to this decrease was an increase of $80,000 in other non-interest income, which was primarily due to a $24,000 increase in excess servicing fees and a $53,000 increase in OREO rental income. The Company is currently leasing one OREO property to a third party and has a purchase and sale with that third party to be exercised in approximately eighteen months.

Non-interest Expense. Non-interest expense increased $255,000, or 3.0%, to $8.7 million for the six months ended December 31, 2011 compared to the same period for 2010. This increase was largely due to an increase in salaries and employee benefits of $179,000 and an increase in other general and administrative expenses of $130,000. These increases were partially offset by a decrease in FDIC insurance and assessment expense of $181,000 due to changes in the FDIC assessment formula.

Income Taxes. Income tax expense increased $72,000 for the six months ended December 31, 2011 compared to the same period for 2010. Our combined federal and state effective tax rate was 34.2% for the six months ended December 31, 2011 compared to 35.4% for the six months ended December 31, 2010.

Minimum Regulatory Capital Requirements. As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios (unaudited) as of December 31, 2011 and June 30, 2011 are presented in the table below.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:

Total capital (to risk weighted assets):
Consolidated	$89,754	22.3%	$32,185	8.0%	N/A	N/A
Bank	80,148	20.1	31,961	8.0	$39,951	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,716	21.1	$16,093	4.0	N/A	N/A
Bank	75,145	18.8	15,980	4.0	23,971	6.0

Tier 1 capital (to average assets):
Consolidated	84,716	15.0	$22,548	4.0	N/A	N/A
Bank	75,145	13.5	22,305	4.0	27,882	5.0

As of June 30, 2011:

Total capital (to risk weighted assets):
Consolidated	$95,399	23.9%	$31,978	8.0%	N/A	N/A
Bank	76,854	19.4	31,673	8.0	$39,591	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,396	22.6	15,989	4.0	N/A	N/A
Bank	71,898	18.2	15,836	4.0	23,754	6.0

Tier 1 capital (to average assets):
Consolidated	90,396	15.8	22,911	4.0	N/A	N/A
Bank	71,898	12.9	22,350	4.0	27,938	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2011, cash and cash equivalents totaled $24.9 million, or 4.4% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2011 and June 30, 2011.

	December 31, 2011	June 30, 2011
	(Dollars In Thousands)
Commitments to grant loans (1)	$21,314	$10,198
Commercial loan lines-of-credit (2)	24,096	23,214
Unused portions of home equity lines-of-credit (3)	32,408	31,921
Unused portion of construction loans (4)	2,734	2,046
Unused portion of mortgage loans	82	172
Unused portion of personal lines-of-credit (5)	1,909	1,940
Standby letters of credit (6)	1,056	2,620
Total loan commitments	$83,599	$72,111

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the six months ended December 31, 2011. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2011. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In June 2010, the Company announced that its Board of Directors authorized a third stock repurchase for the purchase of up to 357,573 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 33,943 shares of Company stock for $427,000, at an average price of $12.57 per share, in the quarter ended September 30, 2011 pursuant to the Company’s third stock repurchase program. The Company’s third stock repurchase program was completed on August 26, 2011. In December 2010,  the Company announced that its Board of Directors authorized a fourth stock repurchase program for the purchase of up to 339,170 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 339,170 shares of Company stock for $4.4 million, at an average price of $13.01 per share, in the six months ended December 31, 2011 pursuant to the Company’s fourth stock repurchase program. The Company’s fourth stock repurchase program was completed on November 4, 2011.In November 2011,  the Company announced that its Board of Directors authorized a fifth stock repurchase program for the purchase of up to 321,255 shares of the Company’s common stock or approximately 5% of its outstanding common stock. The Company repurchased 321,255 shares of Company stock for $3.8 million, at an average price of $11.81 per share, in the quarter ended December 31, 2011 pursuant to the Company’s fifth stock repurchase program. The Company’s fifth stock repurchase program was completed on December 21, 2011. In addition, the Company repurchased 1,281 shares of Company stock, at an average price of $13.10 per share, in the first quarter of fiscal 2012 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	232,400	$13.00	232,400	3,231
November 1, 2011 - November 30, 2011	3,231	$13.04	3,231	321,255
December 1, 2011 - December 31, 2011	321,255	$11.81	321,255	-
	556,886	$12.31	556,886

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(3)

3.4	Text of Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(12)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6.1	Form of 2010 Hampden Bank Change in Control Agreement(11)

10.6.2	Form of 2011 Hampden Bank Change in Control Agreement(13)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(7)

10.12	2008 Equity Incentive Plan(8)

10.13	Form of Restricted Stock Agreement(9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement(9)

21.0	List of Subsidiaries(10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

101*
The following materials from Hampden Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

HAMPDEN BANCORP, INC.

Date: February 9, 2012	/s/ Thomas R. Burton
Thomas R. Burton
Chief Executive Officer

Date: February 9, 2012	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer