Form 10-Q
period 2012-03-31
Hampden Bancorp, Inc.
filed 2012-05-11
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

As of May 3, 2012, there were 6,082,838 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	June 30,
	2012	2011
	(Unaudited)
Cash and due from banks	$17,256	$11,499
Federal funds sold and other short-term investments	21,059	19,648
Cash and cash equivalents	38,315	31,147

Securities available for sale, at fair value	131,501	111,919
Federal Home Loan Bank of Boston stock, at cost	4,959	5,233
Loans held for sale	574	400
Loans, net of allowance for loan losses of $5,194
at March 31, 2012 and $5,473 at June 30, 2011	403,212	397,708
Other real estate owned	1,364	1,264
Premises and equipment, net	4,993	5,409
Accrued interest receivable	1,592	1,541
Deferred tax asset, net	4,877	4,904
Bank-owned life insurance	16,069	10,735
Other assets	3,668	3,066
	$611,124	$573,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$435,439	$417,255
Securities sold under agreements to repurchase	8,760	7,233
Short-term borrowings	2,000	-
Long-term debt	69,876	47,478
Mortgagors' escrow accounts	1,023	930
Accrued expenses and other liabilities	6,585	6,914
Total liabilities	523,683	479,810

Commitments (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized, 7,951,179 issued;
6,086,408 outstanding at March 31, 2012 and 6,799,499 at June 30, 2011)	80	80
Additional paid-in-capital	78,874	78,517
Unearned compensation - ESOP (413,395 shares unallocated at March 31, 2012 and
445,195 shares unallocated at June 30, 2011)	(4,134)	(4,452)
Unearned compensation - equity incentive plan	(345)	(871)
Retained earnings	31,789	30,327
Accumulated other comprehensive income	1,870	1,757
Treasury stock, at cost (1,864,771 shares at March 31, 2012 and 1,150,880 shares at June 30, 2011)	(20,693)	(11,842)
Total stockholders' equity	87,441	93,516
	$611,124	$573,326

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,450	$5,401	$16,394	$16,889
Debt securities	743	758	2,134	2,384
Dividends	7	10	15	13
Federal funds sold and other short-term investments	6	8	17	34
Total interest and dividend income	6,206	6,177	18,560	19,320

Interest expense:
Deposits	1,005	1,296	3,216	4,316
Borrowings	363	478	1,127	1,577
Total interest expense	1,368	1,774	4,343	5,893

Net interest income	4,838	4,403	14,217	13,427
Provision for loan losses	25	600	425	1,200
Net interest income, after provision for loan losses	4,813	3,803	13,792	12,227

Non-interest income:
Customer service fees	388	444	1,307	1,375
Loss on sales or calls/impairment of securities, net	-	(113)	-	(105)
Gain on sales of loans, net	138	49	443	440
Increase in cash surrender value of bank-owned life insurance	131	99	334	310
Other	91	138	247	213
Total non-interest income	748	617	2,331	2,233

Non-interest expense:
Salaries and employee benefits	2,427	2,356	7,377	7,127
Occupancy and equipment	475	491	1,397	1,387
Data processing services	119	178	443	526
Advertising	139	178	557	534
Net gain on other real estate owned	(52)	-	(2)	(15)
FDIC insurance and assessment	99	153	226	461
Other general and administrative	960	832	2,862	2,606
Total non-interest expense	4,167	4,188	12,860	12,626

Income before income taxes	1,394	232	3,263	1,834

Income tax provision (benefit)	517	(21)	1,156	546

Net income	$877	$253	$2,107	$1,288

Earnings per share
Basic	$0.16	$0.04	$0.36	$0.21
Diluted	$0.16	$0.04	$0.35	$0.20

Weighted average shares outstanding
Basic	5,599,560	6,197,596	5,887,148	6,254,803
Diluted	5,658,309	6,243,822	5,967,703	6,304,178

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Unaudited)
Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773
Comprehensive income:
Net income	-	-	-	-	-	1,288	-	-	1,288
Net unrealized loss on securities available for
sale, net of tax effects	-	-	-	-	-	-	(492)	-	(492)
Total comprehensive income									796
Cash dividends paid ($0.09 per share)	-	-	-	-	-	(577)	-	-	(577)
Common stock repurchased	(318,275)	-	-	-	-	-	-	(3,253)	(3,253)
Stock-based compensation	-	-	365	-	402	-	-	-	767
Tax benefit from Equity Incentive Plan vesting	-	-	46	-	-	-	-	-	46
ESOP shares allocated or committed to be allocated (31,800 shares)	-	-	5	318	-	-	-	-	323
Balance at March 31, 2011	6,798,999	$79	$78,375	$(4,558)	$(1,048)	$30,492	$1,377	$(11,842)	92,875

Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516
Comprehensive income:
Net income	-	-	-	-	-	2,107	-	-	2,107
Net unrealized gain on securities available for
sale, net of tax effects	-	-	-	-	-	-	113	-	113
Total comprehensive income									2,220
Issuance of common stock for exercise of stock options	800	-	-	-	-	-	-	-	-
Cash dividends paid ($0.10 per share)	-	-	-	-	-	(595)	-	-	(595)
Common stock repurchased	(713,891)	-	-	-	-	-	-	(8,851)	(8,851)
Stock-based compensation	-	-	238	-	476	-	-	-	714
Tax benefit from Equity Incentive Plan vesting	-	-	37	-	-	-	-	-	37
Forfeiture of restricted stock	-	-	-	-	50	(50)	-	-	-
ESOP shares allocated or committed to be allocated (31,800 shares)	-	-	82	318	-	-	-	-	400
Balance at March 31, 2012	6,086,408	$80	$78,874	$(4,134)	$(345)	$31,789	$1,870	$(20,693)	$87,441

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$2,107	$1,288
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	425	1,200
Changes in fair value of mortgage servicing rights	(169)	(116)
Net amortization of securities	123	133
Depreciation and amortization	585	577
Impairment loss on securities	-	58
Loss on sales or calls of securities, net	-	47
Loans originated for sale	(12,624)	(17,703)
Proceeds from loan sales	12,893	18,656
Gain on sales of loans, net	(443)	(440)
Write-down of other real estate owned	50	17
Realized gain on sale of other real estate owned	(52)	(15)
Increase in cash surrender value of bank-owned
life insurance	(334)	(310)
Deferred tax benefit	(38)	(146)
Employee Stock Ownership Plan expense	400	323
Stock-based compensation	714	767
Tax benefit from Equity Incentive Plan vesting	(37)	(46)
Net change in:
Accrued interest receivable	(51)	179
Other assets	(432)	(822)
Accrued expenses and other liabilities	(292)	1,912
Net cash provided by operating activities	2,825	5,559

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	122
Maturities and calls	1,000	26,318
Principal payments	22,347	24,340
Purchases	(42,874)	(53,580)
Purchase of loans	(5,556)	-
Proceeds from sale of other real estate owned	515	409
Loan (originations), net of principal payments	(986)	18,137
Purchase of bank-owned life insurance	(5,001)	-
Redemption of Federal Home Loan Bank stock	274	-
Purchase of premises and equipment	(169)	(1,033)
Net cash provided (used) by investing activities	(30,450)	14,713

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	18,184	1,052
Net change in repurchase agreements	1,527	473
Net change in short-term borrowings	2,000	-
Proceeds from issuance of long-term debt	28,653	-
Repayment of long-term debt	(6,255)	(10,536)
Net change in mortgagors' escrow accounts	93	137
Tax benefit from Equity Incentive Plan vesting	37	46
Repurchase of common stock	(8,851)	(3,253)
Payment of dividends on common stock	(595)	(577)
Net cash provided (used) by financing activities	34,793	(12,658)

Net change in cash and cash equivalents	7,168	7,614

Cash and cash equivalents at beginning of period	31,147	30,033

Cash and cash equivalents at end of period	$38,315	$37,647

Supplemental cash flow information:
Interest paid on deposits	$3,216	$4,316
Interest paid on borrowings	1,169	1,603
Income taxes paid	27	482
Transfer from loans to other real estate owned	613	485

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2012 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2011 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 15, 2011.

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

Earnings per share for the three and nine month periods ended March 31, 2012 and 2011 have been computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net income applicable to common stock (in thousands)	$877	$253	$2,107	$1,288

Average number of shares issued	7,950,792	7,949,879	7,950,516	7,949,879
Less: average unallocated ESOP shares	(420,351)	(462,745)	(431,002)	(473,436)
Less: average treasury stock	(1,863,480)	(1,149,250)	(1,532,940)	(1,052,680)
Less: average unvested restricted stock awards	(67,401)	(140,288)	(99,426)	(168,960)
Average number of basic shares outstanding	5,599,560	6,197,596	5,887,148	6,254,803

Plus: dilutive unvested restricted stock awards	28,273	37,024	43,391	46,308
Plus: dilutive stock option shares	30,476	9,202	37,164	3,067
Average number of diluted shares outstanding	5,658,309	6,243,822	5,967,703	6,304,178

Basic earnings per share	$0.16	$0.04	$0.36	$0.21
Diluted earnings per share	$0.16	$0.04	$0.35	$0.20

4. Dividends

On February 7, 2012, the Company declared a cash dividend of $0.04 per common share which was paid on February 28, 2012 to stockholders of record as of the close of business on February 14, 2012.

On May 1, 2012, the Company declared a cash dividend of $0.04 per common share which is payable on May 31, 2012 to stockholders of record as of the close of business on May 16, 2012.

5. Loan Commitments

Outstanding loan commitments totaled $100.1 million at March 31, 2012 and $72.1 million as of June 30, 2011. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

6. Fair Value of Assets and Liabilities

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

Transfers between levels are recognized at the end of the reporting period, if applicable.

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

Loans held for sale: Fair value of loans held for sale is estimated based on commitments on hand from investors or prevailing market prices.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2012 and June 30, 2011 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011:

	Level 1	Level 2	Level 3	Total
March 31, 2012	(In Thousands)
Debt securities:
Corporate bonds	$-	$6,137	$-	$6,137
Residential mortgage-backed securities:
Agency	-	120,868	-	120,868
Non-agency	-	4,442	-	4,442
Total debt securities	-	131,447	-	131,447
Marketable equity securities	54	-	-	54
Mortgage servicing rights	-	-	393	393
Total assets at fair value	$54	$131,447	$393	$131,894

June 30, 2011
Debt securities:
Government-sponsored enterprises	$-	$1,000	$-	$1,000
Corporate bonds	-	999	-	999
Residential mortgage-backed securities:
Agency	-	103,540	-	103,540
Non-agency	-	6,327	-	6,327
Total debt securities	-	111,866	-	111,866
Marketable equity securities	53	-	-	53
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$53	$111,866	$445	$112,364

The table below presents, for the three and nine months ended March 31, 2012 and 2011, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Beginning balance	$403	$437	$445	$501
Total realized and unrealized gains (losses) included in net income	(49)	20	(168)	(116)
Total unrealized gains (losses) included in other comprehensive income	-	-	-	-
Capitalized servicing assets	39	10	116	82
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$393	$467	$393	$467

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of March 31, 2012 and June 30, 2011.

	Level 1	Level 2	Level 3
March 31, 2012	(In Thousands)
Impaired loans	$-	$-	$462
Other real estate owned	-	-	1,364
Total assets	$-	$-	$1,826

June 30, 2011
Impaired loans	$-	$-	$2,677
Other real estate owned	-	-	1,264
Total assets	$-	$-	$3,941

During the nine months ended March 31, 2012 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $128,000 gain on impaired loans for the three months ended March 31, 2012 compared to a gain of $42,000 for the three months ended March 31, 2011. The Company had a $106,000 gain on impaired loans for the nine months ended March 31, 2012 compared to a loss of $159,000 for the nine months ended March 31, 2011. These gains/losses were recognized in earnings through the provision for loan loss. The Company charges off any collateral shortfall on collaterally dependent impaired loans. Independent appraisals or tax assessments are obtained and updated as required for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $50,000 write-down and a $52,000 gain on the sale of OREO for the three and nine months ended March 31, 2012. The Company had a $17,000 write-down and a $15,000 gain on the sale of OREO for the three and nine months ended March 31, 2011. At March 31, 2012 and 2011, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31,
	2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,315	$38,315	$-	$-	$38,315
Securities available for sale	131,501	54	131,447	-	131,501
Federal Home Loan Bank stock	4,959	-	-	4,959	4,959
Loans held for sale	574	-	-	574	574
Loans, net	403,212	-	-	431,523	431,523
Accrued interest receivable	1,592	-	-	1,592	1,592
Mortgage servicing rights (1)	393	-	-	393	393

Financial liabilities:
Deposits	435,439	-	-	438,528	438,528
Securities sold under agreements to repurchase	8,760	-	-	8,760	8,760
Short-term borrowings	2,000	-	2,000	-	2,000
Long-term debt	69,876	-	70,907	-	70,907
Mortgagors' escrow accounts	1,023	-	-	1,023	1,023

(1) Included in other assets.

	June 30,
	2011
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,147	$31,147	$-	$-	$31,147
Securities available for sale	111,919	53	111,866	-	111,919
Federal Home Loan Bank stock	5,233	-	-	5,233	5,233
Loans held for sale	400	-	-	400	400
Loans, net	397,708	-	-	408,365	408,365
Accrued interest receivable	1,541	-	-	1,541	1,541
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	417,255	-	-	420,184	420,184
Securities sold under agreements to repurchase	7,233	-	-	7,233	7,233
Long-term debt	47,478	-	50,283	-	50,283
Mortgagors' escrow accounts	930	-	-	930	930

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,141	$7	$(11)	$6,137
Residential mortgage-backed securities:
Agency	117,875	3,045	(52)	120,868
Non-agency	4,508	56	(122)	4,442
Total debt securities	128,524	3,108	(185)	131,447
Marketable equity securities	51	3	-	54
Total securities available for sale	$128,575	$3,111	$(185)	$131,501

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$1,000	$-	$-	$1,000
Corporate bonds	996	3	-	999
Residential mortgage-backed securities:
Agency	100,758	2,810	(28)	103,540
Non-agency	6,366	90	(129)	6,327
Total debt securities	109,120	2,903	(157)	111,866
Marketable equity securities	51	2	-	53
Total securities available for sale	$109,171	$2,905	$(157)	$111,919

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2012 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	6,141	6,137
Total bonds and obligations	6,141	6,137
Residential mortgage-backed securities:
Agency	117,875	120,868
Non-agency	4,508	4,442
Total debt securities	$128,524	$131,447

At March 31, 2012 and June 30, 2011, the carrying value of securities pledged to secure repurchase agreements was $13.3 million and $9.8 million respectively.

Information pertaining to securities with gross unrealized losses at  March 31, 2012 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2012:
Corporate bonds	$11	$3,045	$-	$-	$11	$3,045
Residential mortgage-backed securities:
Agency	43	11,421	9	512	52	11,933
Non-agency	-	-	122	2,018	122	2,018
	$54	$14,466	$131	$2,530	$185	$16,996
June 30, 2011:
Residential mortgage-backed securities:
Agency	$21	$10,890	$7	$838	$28	$11,728
Non-agency	3	211	126	2,506	129	2,717
	$24	$11,101	$133	$3,344	$157	$14,445

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At March 31, 2012, eighteen debt securities had unrealized losses with aggregate depreciation of 1.1% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At March 31, 2012, we held nine securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $2.1 million and a fair value of $2.0 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of March 31, 2012.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At March 31, 2012		At June 30, 2011
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$115,136	28.38%	$121,462	30.32%	$(6,326)	(5.21	) %
Commercial	151,093	37.25	151,395	37.79	(302)	(0.20	) %
Home equity:
First lien	28,890	7.12	22,092	5.52	6,798	30.77%
Second lien	41,267	10.17	40,883	10.21	384	0.94%
Construction:
Residential	3,639	0.90	3,635	0.91	4	0.11%
Commercial	2,583	0.64	1,630	0.41	953	58.47%
Total mortgage loans on real estate	342,608	84.46	341,097	85.15	1,511	0.44%

Other loans:
Commercial	34,427	8.49	35,739	8.92	(1,312)	(3.67	) %
Consumer:
Manufactured homes	20,714	5.11	20,073	5.01	641	3.19%
Automobile and other secured loans	6,628	1.63	2,270	0.57	4,358	191.98%
Other	1,272	0.31	1,399	0.35	(127)	(9.08	) %
Total other loans	63,041	15.54	59,481	14.85	3,560	5.99%
Total loans	405,649	100.00%	400,578	100.00%	$5,071
Other items:
Net deferred loan costs	2,757		2,603
Allowance for loan losses	(5,194)		(5,473)
Total loans, net	$403,212		$397,708

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations, which are further described below.

Specific allocation

Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company charges off any collateral shortfall on collaterally dependent impaired commercial loans and as of March 31, 2012, collaterally dependent impaired residential loans.

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2011 or the nine months ended March 31, 2012.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, substandard or worse loans are analyzed to determine their potential risk of loss. This process concentrates on non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

Home equity loans - Loans in this segment are secured by first or second mortgages on 1-4 family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. Under our current underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

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

Commercial construction loans – Loans in this segment primarily include construction to permanent non-speculative real estate loans. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Automobile and other secured loans – Loans in this segment include consumer non-real estate secured loans that the Company originates as well as automobile loans that the Company purchases from third parties. The Company has the ability to select the automobile loans it purchases based on its own underwritting standards.

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has several broker funded cash reserve accounts for manufactured home loans that can be used for pre-payments and losses. These reserve accounts totaled $570,000 at March 31, 2012.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial construction and commercial loans. The Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. All credits rated 6 or worse are reviewed on a quarterly basis by management and semi-annually a statistically significant percentage is reviewed by a third party. At origination, management assigns risk ratings to 1-4 family residential loans, home equity loans, residential construction loans, manufactured home loans, and other consumer loans. The Company updates these risk ratings as needed based primarily on delinquency, bankruptcy, or tax delinquency.

The following table presents the Company’s loans by risk rating at March 31, 2012 and June 30, 2011:

March 31, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$112,705	$127,696	$28,825	$40,837	$3,639	$2,273
Loans rated 6	1,128	7,889	65	20	-	-
Loans rated 7	845	15,283	-	192	-	310
Loans rated 8	458	225	-	218	-	-
Loans rated 9	-	-	-	-	-	-
	$115,136	$151,093	$28,890	$41,267	$3,639	$2,583

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$27,560	$20,528	$6,627	$1,272	$371,962
Loans rated 6	2,001	126	-	-	11,229
Loans rated 7	4,866	41	1	-	21,538
Loans rated 8	-	19	-	-	920
Loans rated 9	-	-	-	-	-
	$34,427	$20,714	$6,628	$1,272	$405,649

June 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$118,283	$122,696	$21,941	$40,270	$3,635	$1,321
Loans rated 6	1,126	21,118	151	251	-	-
Loans rated 7	1,435	6,029	-	47	-	309
Loans rated 8	618	1,552	-	315	-	-
Loans rated 9	-	-	-	-	-	-
	$121,462	$151,395	$22,092	$40,883	$3,635	$1,630

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$26,745	$19,803	$2,259	$1,398	$358,351
Loans rated 6	5,192	202	8	1	28,049
Loans rated 7	3,767	19	3	-	11,609
Loans rated 8	35	49	-	-	2,569
Loans rated 9	-	-	-	-	-
	$35,739	$20,073	$2,270	$1,399	$400,578

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

The following are summaries of past due and non-accrual loans at March 31, 2012 and June 30, 2011:

	March 31, 2012
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$375	$-	$846	$1,221	$-	$1,423
Commercial	225	-	-	225	-	281
Home equity:
Second lien	-	-	218	218	-	287
Commercial	-	-	1,219	1,219	-	1,348
Consumer:
Manufactured homes	165	40	19	224	-	41
Automobile and other secured loans	7	-	-	7	-	-
Other	-	1	-	1	-	-
Total	$772	$41	$2,302	$3,115	$-	$3,380

	June 30, 2011
					Past Due 90
	30-59 Days	60-89 Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	or Greater	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$566	$734	$1,489	$2,789	$-	$2,635
Commercial	148	-	1,294	1,442	-	1,719
Home equity:
First lien	-	-	41	41	-	41
Second lien	-	-	273	273	-	386
Commercial	19	759	532	1,310	-	1,366
Consumer:
Manufactured homes	95	-	68	163	-	68
Automobile and other secured loans	10	-	-	10	-	-
Total	$838	$1,493	$3,697	$6,028	$-	$6,215

The following are summaries of impaired loans at March 31, 2012 and June 30, 2011:

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,202	$1,388	$-
Commercial	1,105	1,151	-
Home equity:
Second lien	287	287	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	2,342	2,350	-
Manufactured homes	41	41	-
Total	5,287	5,527	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	100	111	1
Commercial	8,525	8,525	236
Other loans:
Commercial	2,224	2,224	16
Total	10,849	10,860	253
Total impaired loans	$16,136	$16,387	$253

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$737	$737	$-
Commercial	4,008	5,344	-
Home equity:
First lien	42	50	-
Second lien	406	406	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,216	3,344
Manufactured homes	68	68	-
Total	8,787	10,259	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,897	1,903	284
Commercial	8,237	8,237	290
Other loans:
Commercial	1,698	1,698	21
Total	11,832	11,838	595
Total impaired loans	$20,619	$22,097	$595

At March 31, 2012, the Company had four impaired loans that had $330,000 committed to be advanced. The $16.1 million of impaired loans include $3.2 million of non-accrual loans and $11.2 million of accruing troubled debt restructured loans as of March 31, 2012. The remaining $674,000 are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $16.1 million of impaired loans, $13.7 million, or 85.0%, are current with all payment terms. As of June 30, 2011, the $20.6 million of impaired loans above included $6.2 million of non-accrual loans and $10.9 million of accruing troubled debt restructured loans. The remaining $3.3 million are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $20.6 million of impaired loans, $14.2 million, or 69.0%, were current with all payment terms as of June 30, 2011.

Information pertaining to impaired loans for the three and nine months ended March 31, 2012 and 2011 follows:

	For The Three Months Ended March 31, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,701	$9,864	$-	$300	$-	$310	$4,668	$71	$-	$-	$16,914

Interest income recognized on impaired loans	$20	$179	$-	$2	$-	$5	$52	$2	$-	$-	$260

Interest income recognized on a cash basis on impiared loans	$20	$167	$-	$1	$-	$5	$52	$-	$-	$-	$245

	For The Three Months Ended March 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,221	$8,001	$46	$313	$-	$310	$5,466	$-	$-	$-	$16,357

Interest income recognized on impaired loans	$19	$219	$-	$2	$-	$6	$86	$-	$-	$-	$332

Interest income recognized on a cash basis on impiared loans	$19	$188	$-	$2	$-	$5	$76	$-	$-	$-	$290

	For The Nine Months Ended March 31, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,130	$10,650	$10	$338	$-	$310	$4,827	$87	$-	$-	$18,352

Interest income recognized on impaired loans	$69	$525	$-	$4	$-	$15	$180	$-	$-	$-	$793

Interest income recognized on a cash basis on impiared loans	$74	$500	$-	$3	$-	$15	$179	$1	$-	$-	$772

	For The Nine Months Ended March 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,722	$7,174	$35	$219	$-	$290	$5,887	$-	$-	$1	$15,328

Interest income recognized on impaired loans	$60	$504	$-	$6	$-	$16	$289	$-	$-	$-	$875

Interest income recognized on a cash basis on impiared loans	$60	$473	$-	$6	$-	$15	$279	$-	$-	$-	$833

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and nine months ended March 31, 2012 and 2011 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended March 31, 2012	(In Thousands)
Allowance:
Beginning balance	$1,051	$3,084	$242	$302	$37	$23	$794	$-	$18	$18	$5,569
Charge-offs	(334)	(57)	(45)	-	-	-	(5)	-	-	(3)	(444)
Recoveries	33	-	-	-	-	-	5	-	-	6	44
Provision	-	25	-	-	-	-	-	-	-	-	25
Ending balance	$750	$3,052	$197	$302	$37	$23	$794	$-	$18	$21	$5,194

Nine Months Ended March 31, 2012
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Charge-offs	(392)	(117)	(45)	(24)	-	-	(217)	-	-	(7)	(802)
Recoveries	68	16	3	-	-	-	5	-	-	6	98
Provision	181	231	43	5	4	(9)	(14)	-	18	(34)	425
Ending balance	$750	$3,052	$197	$302	$37	$23	$794	$-	$18	$21	$5,194

At March 31, 2012
Ending balance: Individually evaluated for impairment	$1	$236	$-	$-	$-	$-	$16	$-	$-	$-	$253
Ending balance: Collectively evaluated for impairment	$749	$2,816	$197	$302	$37	$23	$778	$-	$18	$21	$4,941
Loans:
Ending balance	$115,136	$151,093	$28,890	$41,267	$3,639	$2,583	$34,427	$20,714	$6,628	$1,272	$405,649
Ending balance: Individually evaluated for impairment	$1,302	$9,630	$-	$287	$-	$310	$4,566	$41	$-	$-	$16,136
Ending balance: Collectively evaluated for impairment	$113,834	$141,463	$28,890	$40,980	$3,639	$2,273	$29,861	$20,673	$6,628	$1,272	$389,513

At June 30, 2011
Ending balance: Individually evaluated for impairment	$284	$290	$-	$-	$-	$-	$21	$-	$-	$-	$595
Ending balance: Collectively evaluated for impairment	$609	$2,632	$196	$321	$33	$32	$999	$-	$-	$56	$4,878
Loans:
Ending balance	$121,465	$151,363	$22,092	$40,880	$3,635	$1,630	$35,771	$20,073	$2,270	$1,399	$400,578
Ending balance: Individually evaluated for impairment	$2,634	$12,245	$42	$406	$-	$310	$4,914	$68	$-	$-	$20,619
Ending balance: Collectively evaluated for impairment	$118,831	$139,118	$22,050	$40,474	$3,635	$1,320	$30,857	$20,005	$2,270	$1,399	$379,959

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended March 31, 2011	(In Thousands)
Allowance:
Beginning balance	$1,031	$3,321	$185	$396	$74	$-	$1,034	$-	$-	$33	$6,074
Charge-offs	(42)	(1,337)	-	(65)	-	-	(147)	-	-	(5)	(1,596)
Recoveries	-	-	-	-	-	-	1	-	-	1	2
Provision	(113)	592	(5)	(10)	(44)	27	127	-	-	26	600
Ending balance	$876	$2,576	$180	$321	$30	$27	$1,015	$-	$-	$55	$5,080

Nine Months Ended March 31, 2011
Allowance:
Beginning balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$-	$52	$6,314
Charge-offs	(42)	(1,815)	(13)	(65)	-	-	(488)	-	-	(15)	(2,438)
Recoveries	2	-	-	-	-	-	1	-	-	1	4
Provision	(259)	2,124	28	55	(30)	27	(762)	-	-	17	1,200
Ending balance	$876	$2,576	$180	$321	$30	$27	$1,015	$-	$-	$55	$5,080

At March 31, 2011
Ending balance: Individually evaluated for impairment	$20	$224	$-	$-	$-	$-	$71	$-	$-	$-	$315
Ending balance: Collectively evaluated for impairment	$856	$2,352	$180	$321	$30	$27	$944	$-	$-	$55	$4,765
Loans:
Ending balance	$121,825	$149,693	$22,737	$39,938	$3,043	$1,866	$32,521	$19,812	$2,387	$1,429	$395,251
Ending balance: Individually evaluated for impairment	$2,441	$8,313	$42	$409	$-	$310	$5,352	$-	$-	$-	$16,867
Ending balance: Collectively evaluated for impairment	$119,384	$141,380	$22,695	$39,529	$3,043	$1,556	$27,169	$19,812	$2,387	$1,429	$378,384

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2012 and June 30, 2011, the Company was servicing loans for participants aggregating $27.2 million and $28.0 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at  March 31, 2012 and June 30, 2011 and our consolidated results of operations for the three and nine months ended  March 31, 2012 and 2011, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The analysis of the allowance for loan losses has two components: specific and general allocations, which are described on page 17.

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are described on page 18.

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

Income Taxes

Critical Estimates. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews the deferred tax assets on a quarterly basis to identify any uncertainties to the collectability of the components of the deferred tax asset.

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

Other Real Estate Owned

Critical Estimates. OREO consists of all real estate, other than Company premises, actually owned or controlled by the Company and its consolidated subsidiaries, including real estate acquired through foreclosure, even if the Company has not yet received title to the property.  OREO also includes property originally acquired for future expansion but no longer intended to be used for that purpose, and foreclosed real estate sold under contract and accounted for under the deposit method of accounting.

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

Effect if Actual Results Differ from Assumptions.  Should any subsequent appraisals of the property indicate that a decrease in value has occurred since the initial acquisition, one of the following actions is required to be taken:

1.	A write down of the recorded investment (book value) to market value be taken; or
2.	An addition to the valuation reserve in an amount equal to or greater than the excess of recorded investment over market value should be established.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Overview

Total Assets. The Company’s total assets increased $37.8 million, or 6.6%, from $573.3 million at June 30, 2011 to $611.1 million at March 31, 2012. Securities increased $19.6 million, or 17.5%, to $131.5 million and cash and cash equivalents increased $7.2 million, or 23.0%, to $38.3 million at March 31, 2012. The increase in securities and cash was due to the Company investing the excess cash it received from the increase in deposits and additional borrowings. Net loans, including loans held for sale, increased $5.7 million, or 1.4%, to $403.8 million at March 31, 2012. There was an increase in bank-owned life insurance of $5.3 million, or 49.7%, to $16.1 million at March 31, 2012. The Company purchased an additional $5.0 million of bank-owned life insurance as an additional earning asset that can offset a portion of the current costs of the employee benefits. A partial offset to these increases was a decrease in stockholders’ equity of $6.1 million, or 6.5%, to $87.4 million at March 31, 2012 compared to June 30, 2011 due primarily to the Company repurchasing 694,368 shares of Company stock for $8.6 million pursuant to the Company’s third, fourth, and fifth stock repurchase programs.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale increased $19.6 million to $131.5 million at March 31, 2012. The fair value of corporate bonds and mortgage-backed securities all increased during the nine months ended March 31, 2012.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements. The increase in automobile and other secured loans is due to the Company purchasing $4.9 million of automobile loans from a third party. There was a $7.2 million increase primarily in first lien home equity loans due to a special promotion that the Company is currently running. The decrease in commercial real estate and commercial loans is due to a decrease in loan demand and loan payoffs at March 31, 2012 as compared to June 30, 2011.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the nine months ended March 31, 2012, loans sold totaled $12.9 million. Of the $12.9 million of loans sold, $3.1 million were sold on a servicing-released basis, and $9.8 million were sold on a servicing-retained basis.

Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At March 31,	At June 30,
	2012	2011
	(Dollars in Thousands)

Total non-performing loans	$3,380	$6,215
Other real estate owned	1,364	1,264
Total non-performing assets	$4,744	$7,479

Troubled debt restructurings, not reported above	$11,233	$10,926

Ratios:
Non-performing loans to total loans	0.83%	1.55%
Non-performing assets to total assets	0.78%	1.30%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2011 to March 31, 2012, commercial real estate non-performing loans have decreased $1.4 million; residential mortgage non-performing loans have decreased $1.2 million; consumer, including home equity and manufactured homes, non-performing loans have decreased $167,000; and commercial non-performing loans have decreased $18,000. At March 31, 2012, the Company had fifteen TDRs totaling approximately $11.9 million, of which $714,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to approximately $551,000 for the nine month period ended March 31, 2012. At June 30, 2011, the Company had sixteen TDRs consisting of commercial and mortgage loans totaling approximately $11.9 million, of which $1.0 million was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $943,000 for the year ended June 30, 2011.

As of March 31, 2012, loans on non-accrual status totaled $3.4 million which consisted of $2.3 million in loans that were 90 days or greater past due, $828,000 in loans that are current or less than 30 days past due and $247,000 in loans that are 30-89 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of March 31, 2012, 1-4 family residential non-accrual loans less than 90 days past due were $577,000, commercial real estate non-accrual loans less than 90 days past due were $281,000, commercial non-accrual loans less than 90 days past due were $129,000 and home equity second lien non-accrual loans less than 90 days past due were $69,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

In the normal course of business, the Company may modify a loan for a credit-worthy borrower where the modified loan is not considered a TDR. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. The modifications to such loans are done according to our existing underwriting standards. These modified loans are not considered impaired loans by the Company. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have a sufficient amount to determine success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly.

Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for six months for residential and commercial loans. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual and impaired loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been charged off. If there is a collateral shortfall for the loan or it has been charged off, then the Company applies the entire payment to the principal balance on the loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased to $16.1 million at March 31, 2012 from $ 20.6 million at June 30, 2011. The Company established specific reserves aggregating $253,000 and $595,000 for impaired loans at March 31, 2012 and June 30, 2011, respectively.  Such reserves relate to six impaired loan relationships with a carrying value of $10.8 million, and are based on either management’s analysis of the expected cash flows for troubled debt restructurings or the collateral value at March 31, 2012. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The Company had two new TDR loan relationships in the nine months ended March 31, 2012. One loan relationship consists of a home equity loan and a 1-4 family residential loan totaling $233,000. The Company capitalized the interest and expenses and restructured the payments for these loans. The restructure did not result in any impairment from the present value of expected future cash flows discounted at the loan’s effective interest rate. The second new TDR loan relationship is a commercial loan totaling $724,000 where the maturity date was extended by two years and a small impairment amount was calculated from the present value of expected future cash flows discounted at the loan’s effective interest rate. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the nine months ended March 31, 2012. This loan relationship included four loans comprised of two 1-4 family residential loans totaling $203,000, one home equity loan totaling $26,000, and one commercial real estate loan totaling $175,000 as of March 31, 2012.  As of March 31, 2011, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At March 31, 2012, the Company had fourteen properties with a carrying value of $1.4 million classified as OREO. Two of these properties were commercial real estate properties valued at $425,000, one property was a commercial loan valued at $137,000, three properties were 1-4 family residential properties valued at $380,000 and one property was a commercial construction project valued at $218,000. Seven properties were manufactured homes valued at $316,000; however, there is a specific valuation reserve of $113,000 with respect to such properties. Any losses on the manufactured housing portfolio would first impact the broker funded cash reserve specifically maintained for manufactured housing loans.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)

Balance at end of period	$5,194	$5,080	$5,194	$5,080

Ratios:
Net charge-offs to average loans outstanding	0.10%	0.40%	0.23%	0.61%
Allowance for loan losses to non-performing loans at end of period	153.67%	71.70%	153.67%	71.70%
Allowance for loan losses to total loans at end of period	1.28%	1.29%	1.28%	1.29%

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

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies. If there is an increase in the amount of delinquent loans in a particular loan category this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance requirement that loan may have had. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio. The Company incorporates historical charge-offs, including charge-offs recognized in the current quarter, which are annualized, when calculating the general allowance component of the allowance for loan losses.

Loan Servicing.  In the ordinary course of business, the Company sells real estate loans to the secondary market.  The Company retains servicing on certain loans sold and earns servicing fees of 0.25% per annum based on the monthly outstanding balance of the loans serviced.  The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.  The Company’s mortgage servicing asset valuation is performed by an independent third party using a statistic valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Fair value at beginning of period	$403	$437	$445	$501
Capitalized servicing assets	39	10	117	82
Changes in fair value	(49)	20	(169)	(116)
Fair value at end of period	$393	$467	$393	$467

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended March 31, 2012, and 2011, amounts recognized for loan servicing fees amounted to $49,000 and $64,000, respectively, which are included in other non-interest income in the consolidated statements of income.  For the nine month periods ended March 31, 2012 and 2011, amounts recognized for loan servicing fees amounted to $168,000 and $184,000, respectively, which are included in other non-interest income in the consolidated statements of income. The unpaid principal balance of mortgages serviced for others was $58.8 million and $53.6 million at March 31, 2012 and June 30, 2011, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2012		2011
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$61,984	14.23%	$51,300	12.29%	$10,684	20.83%
Savings deposits	94,812	21.77	84,829	20.33	9,983	11.77
Money market	56,878	13.06	48,526	11.63	8,352	17.21
NOW accounts	42,857	9.84	39,062	9.36	3,795	9.72
Total transaction accounts	256,531	58.91	223,717	53.62	32,814	14.67
Certificates of deposit	178,908	41.09	193,538	46.38	(14,630)	(7.56)

Total deposits	$435,439	100.00%	$417,255	100.00%	$18,184	4.36%

Deposits increased $18.2 million, or 4.4%, to $435.4 million at March 31, 2012 from $417.3 million at June 30, 2011. The increase in deposits is due to the Company’s increased focus on obtaining core deposits.

Borrowings include advances from the FHLB, as well as securities sold under agreements to repurchase, and have increased $25.9 million, or 47.4%, to $80.6 million at March 31, 2012 from $54.7 million at June 30, 2011. Advances from the FHLB increased $24.4 million and repurchase agreements increased $1.5 million. The Company used these FHLB borrowings to match fund some of its investing assets. In July 2011, the Company restructured $23.3 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.31% to 3.03%.

Stockholders’ Equity. Stockholders’ equity decreased $6.1 million, or 6.5%, to $87.4 million at March 31, 2012 from $93.5 million at June 30, 2011. During the nine months ended March 31, 2012, the Company repurchased 694,368 shares of Company stock for $8.6 million, at an average price of $12.43 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 19,523 shares of Company stock, at an average price of $11.93 per share, in the nine months ended March 31, 2012 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participants for settlement of tax withholding obligations. The Company is currently repurchasing shares under its sixth stock repurchase program, pursuant to which the Company is authorized to purchase up to 304,280 shares, or approximately 5%, of the Company’s outstanding common stock. As of March 31, 2012, no shares have been repurchased under this program. Our ratio of capital to total assets decreased to 14.3% at March 31, 2012 compared to 16.3% at June 30, 2011. The Company’s book value as of March 31, 2012 was $14.37 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

Net Income. The Company had a $624,000, or 246.6%, increase in net income for the three months ended March 31, 2012 to $877,000, or $0.16 per fully diluted share, as compared to $253,000, or $0.04 per fully diluted share, for the same period in 2011. The provision for loan losses decreased $575,000 for the three month period ended March 31, 2012 compared to the same period in 2011, due to decreases in delinquent loans, including non-accrual loans, declining impaired loans and continued improvement in general economic conditions. The Company had an increase in net interest income of $435,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. There was an increase in interest and dividend income, including fees, of $29,000, or 0.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to an increase in loan balances. For the three month period ended March 31, 2012, interest expense decreased by $406,000, or 22.9%, compared to the three month period ended March 31, 2011. This decrease in interest expense included a decrease in deposit interest expense of $291,000 and a decrease in borrowing interest expense of $115,000, due to a decrease in the rates on deposits and the restructuring of borrowed funds in the first quarter of fiscal 2012. The increase in non-interest income of $131,000, for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to an increase in the gain (loss) on sale of securities of $113,000 and the gain on sale of loans of $89,000. Non-interest expense remained relatively unchanged for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our combined federal and state effective tax rate was 37.1% for the three months ended March 31, 2012 compared to a 9.1% benefit for the same period in 2011. The 9.1% benefit for the three months ended March 31, 2011 was due to the Company reversing $100,000 of the valuation reserve against a deferred tax asset.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred costs, and discounts and premiums that are amortized or accreted to interest income or expense. The Company does not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$407,089	$5,450	5.36%	$399,023	$5,401	5.41%
Investment securities	122,539	750	2.45%	115,544	768	2.66%
Federal funds sold and other short-term investments	12,550	6	0.19%	23,950	8	0.13%
Total interest earning assets	542,178	6,206	4.58%	538,517	6,177	4.59%
Allowance for loan losses	(5,524)			(6,137)
Total interest earning assets less allowance for loan losses	536,654			532,380
Non-interest earning assets	43,872			36,113
Total assets	$580,526			$568,493

Interest-bearing liabilities:
Savings deposits	$93,433	62	0.27%	$84,882	81	0.38%
Money market	56,983	55	0.39%	50,768	61	0.48%
NOW accounts	37,495	34	0.36%	36,757	41	0.45%
Certificates of deposit	179,364	854	1.90%	198,097	1,113	2.25%
Total deposits	367,275	1,005	1.09%	370,504	1,296	1.40%
Borrowed funds	61,999	363	2.34%	55,104	478	3.47%
Total interest-bearing liabilities	429,274	1,368	1.27%	425,608	1,774	1.67%
Demand deposits	58,894			45,787
Other non-interest bearing liabilities	5,254			3,999
Total liabilities	493,422			475,394
Equity	87,104			93,099
Total Liabilities and equity	$580,526			$568,493

Net interest income		$4,838			$4,403
Net interest rate spread (3)			3.30%			2.92%
Net interest-earning assets (4)	$112,904			$112,909

Net interest margin (5)			3.57%			3.27%
Average interest-earning assets to interest-bearing liabilities			126.30%			126.53%

(1) Yields and rates for the three months ended March 31, 2012 and 2011 are annualized.
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

	Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$108	$(59)	$49
Investment securities	45	(63)	(18)
Federal funds sold and other short-term investments	(5)	3	(2)
Total interest income	148	(119)	29

Interest expense:
Savings deposits	8	(27)	(19)
Money market	7	(13)	(6)
NOW accounts	1	(8)	(7)
Certificates of deposits	(99)	(160)	(259)
Total deposits	(83)	(208)	(291)
Borrowed funds	55	(170)	(115)
Total interest expense	(28)	(379)	(407)
Change in net interest income	$176	$259	$435

(1) Includes loans held for sale.

Net Interest Income. Net interest income for the three months ended March 31, 2012 was $4.8 million, an increase of $435,000 or 9.9%, over the same period of 2011. This was primarily due to a decrease in interest expense of $406,000 for the three months March 31, 2012 over the same period in 2011. The decrease in interest expense was due to a decrease of 40 basis points in the average cost of funds for the three months ended March 31, 2012 over the same period in 2011. There was also a $29,000, or 0.5%, increase in interest and dividend income for the three months ended March 31, 2012 compared to the same period in 2011.

Interest Income. Interest income for the three months ended March 31, 2012 increased $29,000, or 0.5%, to $6.2 million over the same period of 2011. For the three months ended March 31, 2012, average outstanding loans increased $8.1 million, or 2.0%, from the average for the three month period ended March 31, 2011. The average yield on interest earning assets decreased 1 basis point to 4.58% for the three months ended March 31, 2012, compared to 4.59% for the same period in 2011. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages.

Interest Expense. Interest expense decreased $406,000, or 22.9%, to $1.4 million for the three months ended March 31, 2012. This decrease was primarily due to a decrease in rates of deposits and borrowings and a decrease in the average balance of certificates of deposits. The average cost of funds decreased to 1.27% for the three months ended March 31, 2012, a decrease of 40 basis points from a cost of funds of 1.67% for the same period in 2011. The decrease in the cost of funds is partially due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In July 2011, the Company restructured $23.3 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.31% to 3.03%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the quarter and an overall decrease in long-term debt.

Provision for Loan Losses. The Company’s provision for loan loss expense was $25,000 for the three months ended March 31, 2012 compared to $600,000 for the three months ended March 31, 2011.  The decrease in the provision is due to decreases in delinquent loans, including non-accrual loans, declining impaired loans and continued improvement in general economic conditions.  As of March 31, 2012, the Company’s total allowance for loan losses of $5.2 million decreased from $5.5 million at June 30, 2011. The allowance for loan losses decreased slightly to 1.28% of total loans as of March 31, 2012 compared to 1.29% of total loans as of March 31, 2011. However, the allowance for loan losses covers 153.67% of our non-performing loans at March 31, 2012.

Non-interest Income. Total non-interest income totaled $748,000 for the three months ended March 31, 2012, an increase of $131,000 from the same period a year ago. There was an increase in the gain (loss) on sales of securities of $113,000 and a gain on sales of loans, net of $89,000 for the three months ended March 31, 2012 compared to the same period a year ago. A partial offset to these increases was a decrease of $56,000 in customer service fees for the three months ended March 31, 2012 compared to the same period a year ago, due to a $51,000 decrease in ATM / debit card fees. There was also a $47,000 decrease in other non-interest income due to a $57,000 decrease in excess servicing fees. The decrease in excess servicing fees was partially offset by an increase of $29,000 in OREO rental income for the three months ended March 31, 2012 compared to the same period in 2011. The Company is currently leasing one OREO property to a third party and has a purchase and sale with that third party to be exercised in approximately fifteen months.

Non-interest Expense. Non-interest expense decreased $21,000, or 0.5%, to $4.2 million for the three months ended March 31, 2012 compared to the same period for 2011. There was a decrease in data processing services of $59,000; a decrease in FDIC insurance and assessment expense of $54,000 due to changes in the FDIC assessment formula; a net gain on other real estate owned of $52,000; a decrease in advertising expenses of $39,000; and a decrease in occupancy and equipment of $16,000. All of these decreases were partially offset by an increase in other general and administrative expenses of $128,000 and an increase in salaries and employee benefits of $71,000 for the three months ended March 31, 2012 compared to the same period a year ago. The $128,000 increase in other general and administrative expenses primarily consisted of a $75,000 increase in professional fees, a $24,000 increase in office expense and a $14,000 increase in loan expense.

Income Taxes. Income tax expense increased $538,000 for the three months ended March 31, 2012 compared to the same period for 2011. Our combined federal and state effective tax rate was 37.1% for the three months ended March 31, 2012 compared to a 9.1% benefit for the three months ended March 31, 2011. The 9.1% benefit for the three months ended March 31, 2011 was due to the Company reversing $100,000 of the valuation reserve against the deferred tax asset established in connection with the charitable contribution carryforward.

Comparison of Operating Results for the Nine Months Ended March 31, 2012 and March 31, 2011

Net Income. The Company had a $819,000, or 63.6%, increase in net income for the nine months ended March 31, 2012 to $2.1 million, or $0.35 per fully diluted share, as compared to $1.3 million, or $0.20 per fully diluted share, for the same period in 2011. The Company had an increase in net interest income of $790,000 for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. There was a decrease in interest and dividend income, including fees, of $760,000, or 3.9%, for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. This decrease in interest income was mainly due to a decrease in loan income of $495,000 and a decrease in debt securities income of $250,000. For the nine month period ended March 31, 2012, interest expense decreased by $1.6 million, or 26.3%, compared to the nine month period ended March 31, 2011. This decrease in interest expense included a decrease in deposit interest expense of $1.1 million and a decrease in borrowing interest expense of $450,000. The provision for loan losses decreased $775,000 for the nine month period ended March 31, 2012 compared to the same period in 2011, due to decreases in delinquent loans, including in non-accrual loans, declining impaired loans and continued improvement in general economic conditions. Non-interest income increased $98,000 for the nine months ended March 31, 2012 compared to the same period in 2011 due to a $105,000 loss on sales or calls / impairment of securities, net, in fiscal year 2011. This loss was due to the Company recording a loss of $58,000 for four marketable equity securities that the Company considered to be OTTI securities and selling two equity securities for a loss of $54,000 in fiscal year 2011.The increase in non-interest expense of $234,000, or 1.9%, for the nine months ended March 31, 2012 compared to the same period in 2011 was due to increases in salaries and employee benefits of $250,000 and other general and administrative expenses of $256,000. Partial offsets to these increases were a decrease in FDIC insurance expenses of $235,000 and a decrease in data processing services of $83,000 for the nine months ended March 31, 2012 compared to the same period in 2011. Our combined federal and state effective tax rate was 35.4% for the nine months ended March 31, 2012 compared to 29.8% for the same period in 2010. The reason for the increase in the effective tax rate is due to the Company reversing $100,000 of the valuation reserve against a deferred tax asset.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred costs, and discounts and premiums that are amortized or accreted to interest income or expense. The Company does not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Nine Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$402,888	$16,394	5.43%	$404,578	$16,889	5.57%
Investment securities	116,652	2,149	2.46%	112,588	2,397	2.84%
Federal funds sold and other short-term investments	16,138	17	0.14%	27,339	34	0.17%
Total interest earning assets	535,678	18,560	4.62%	544,505	19,320	4.73%
Allowance for loan losses	(5,627)			(6,313)
Total interest earning assets less allowance for loan losses	530,051			538,192
Non-interest earning assets	40,680			34,421
Total assets	$570,731			$572,613

Interest-bearing liabilities:
Savings deposits	$90,240	193	0.29%	$82,698	288	0.46%
Money market	53,621	163	0.41%	46,583	196	0.56%
NOW accounts	37,432	103	0.37%	35,975	135	0.50%
Certificates of deposit	183,158	2,757	2.01%	204,312	3,697	2.41%
Total deposits	364,451	3,216	1.18%	369,568	4,316	1.56%
Borrowed funds	54,611	1,127	2.75%	59,687	1,577	3.52%
Total interest-bearing liabilities	419,062	4,343	1.38%	429,255	5,893	1.83%
Demand deposits	55,886			45,512
Other non-interest bearing liabilities	5,534			4,100
Total liabilities	480,482			478,867
Equity	90,249			93,746
Total Liabilities and equity	$570,731			$572,613

Net interest income		$14,217			$13,427
Net interest rate spread (3)			3.24%			2.90%
Net interest-earning assets (4)	$116,616			$115,250

Net interest margin (5)			3.54%			3.29%
Average interest-earning assets to interest-bearing liabilities			127.83%			126.85%

(1) Yields and rates for the nine months ended March 31, 2012 and 2011 are annualized.
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

The following table presents the dollar amount of changes in interest income an interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (ie., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (ie., changes in average rate multiplied by prior-period average balances). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$(70)	$(425)	$(495)
Investment securities	84	(332)	(248)
Federal funds sold and other short-term investments	(12)	(5)	(17)
Total interest income	2	(762)	(760)

Interest expense:
Savings deposits	24	(119)	(95)
Money market	27	(60)	(33)
NOW accounts	5	(37)	(32)
Certificates of deposits	(358)	(582)	(940)
Total deposits	(302)	(798)	(1,100)
Borrowed funds	(126)	(324)	(450)
Total interest expense	(428)	(1,122)	(1,550)
Change in net interest income	$430	$360	$790

(1) Includes loans held for sale.

Net Interest Income. Net interest income for the nine months ended March 31, 2012 was $14.2 million, an increase of $790,000 or 5.9%, over the same period of 2011. This was primarily due to a decrease in interest expense of $1.6 million for the nine months ended March 31, 2012 over the same period in 2011. This decrease was due to a decrease of $10.2 million in the average balance of interest-bearing liabilities as well as a decrease of 45 basis points in the average cost of funds for the nine months ended March 31, 2012 over the same period in 2011. A partial offset to this was a decrease in the average yield on interest earning assets of 11 basis points to 4.62% for the nine months ended March 31, 2012 over the same period in 2011, as well as a decrease of $8.8 million in the average balance of interest earning assets for the nine months ended March 31, 2012 over the same period in 2011.

Interest Income. Interest income for the nine months ended March 31, 2012 decreased $760,000, or 3.9%, to $18.6 million over the same period of 2011. For the nine months ended March 31, 2012, average outstanding loans decreased $1.7 million, or 0.4%, from the average for the nine month period ended March 31, 2011. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages, which is contributing to the decrease in average outstanding loans as well as the decrease in interest income. The average yield on interest earning assets decreased 11 basis points to 4.62% for the nine months ended March 31, 2012, compared to 4.73% for the same period in 2011.

Interest Expense. Interest expense decreased $1.6 million, or 26.3%, to $4.3 million for the nine months ended March 31, 2012. This decrease was primarily due to a decrease in rates of deposits and borrowings and a decrease in the average balance of certificates of deposits. The average cost of funds decreased to 1.38% for the nine months ended March 31, 2012, a decrease of 45 basis points from a cost of funds of 1.83% for the same period in 2011. The decrease in the cost of funds is partially due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts away from higher paying certificates of deposit. In July 2011, the Company restructured $23.3 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.31% to 3.03%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the nine months and an overall decrease in long-term debt.

Provision for Loan Losses. The Company’s provision for loan loss expense was $425,000 for the nine months ended March 31, 2012 compared to $1.2 million for the nine months ended March 31, 2011. The decrease in the provision is due to decreases in delinquent loans, including non-accrual loans, declining impaired loans and continued improvement in general economic conditions.  As of March 31, 2012, the Company’s total allowance for loan losses of $5.2 million decreased from $5.5 million at June 30, 2011. The allowance for loan losses decreased slightly to 1.28% of total loans as of March 31, 2012 compared to 1.29% of total loans as of March 31, 2011.

Non-interest Income. Total non-interest income totaled $2.3 million for the nine months ended March 31, 2012, an increase of $98,000 from the same period a year ago. There was no loss on sales or calls / impairment of securities, net during the nine months ended March 31, 2012. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be OTTI securities for the three months ended March 31, 2011. The Company also sold two equity securities for a loss of $54,000 in the three months ended March 31, 2011. There was an increase of $32,000 in other non-interest income, which was due to an $82,000 increase in OREO rental income. The Company is currently leasing one OREO property to a third party and has a purchase and sale with that third party to be exercised in approximately fifteen months. A partial offset to these increases was a decrease of $68,000 in customer service fees for the three months ended March 31, 2012 compared to the same period a year ago, due to a $78,000 decrease in ATM / debit card fees.

Non-interest Expense. Non-interest expense increased $234,000, or 1.9%, to $12.9 million for the nine months ended March 31, 2012 compared to the same period for 2011. This increase was largely due to an increase in salaries and employee benefits of $250,000 and an increase in other general and administrative expenses of $256,000. The $256,000 increase in other general and administrative expenses primarily consisted of a $196,000 increase in professional fees, a $28,000 increase in other expense, a $17,000 increase in loan expense and a $11,000 increase in office expense.  These increases were partially offset by a decrease in FDIC insurance and assessment expense of $235,000 due to changes in the FDIC assessment formula and a decrease in data processing expenses of $83,000.

Income Taxes. Income tax expense increased $610,000 for the nine months ended March 31, 2012 compared to the same period for 2011. Our combined federal and state effective tax rate was 35.4% for the nine months ended March 31, 2012 compared to 29.8% for the nine months ended March 31, 2011. The reason for the increase in the effective tax rate is due to the Company reversing $100,000 of the valuation reserve against the deferred tax asset established in connection with the charitable contribution carryforward in the third quarter of fiscal 2011.

Minimum Regulatory Capital Requirements. As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios (unaudited) as of March 31, 2012 and June 30, 2011 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2012:

Total capital (to risk weighted assets):
Consolidated	$89,674	21.4%	$33,514	8.0%	N/A	N/A
Bank	78,296	19.0	33,052	8.0	$41,316	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,478	20.2	$16,757	4.0	N/A	N/A
Bank	73,129	17.7	16,526	4.0	24,790	6.0

Tier 1 capital (to average assets):
Consolidated	84,478	14.6	$23,145	4.0	N/A	N/A
Bank	73,129	12.7	23,045	4.0	28,806	5.0

As of June 30, 2011:

Total capital (to risk weighted assets):
Consolidated	$95,399	23.9%	$31,978	8.0%	N/A	N/A
Bank	76,854	19.4	31,673	8.0	$39,591	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,396	22.6	15,989	4.0	N/A	N/A
Bank	71,898	18.2	15,836	4.0	23,754	6.0

Tier 1 capital (to average assets):
Consolidated	90,396	15.8	22,911	4.0	N/A	N/A
Bank	71,898	12.9	22,350	4.0	27,938	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2012, cash and cash equivalents totaled $38.3 million, or 6.3% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2012 and June 30, 2011.

	March 31, 2012	June 30, 2011
	(Dollars In Thousands)
Commitments to grant loans (1)	$24,527	$10,198
Commercial loan lines-of-credit (2)	33,018	23,214
Unused portions of home equity lines-of-credit (3)	32,926	31,921
Unused portion of construction loans (4)	6,519	2,046
Unused portion of mortgage loans	74	172
Unused portion of personal lines-of-credit (5)	1,938	1,940
Standby letters of credit (6)	1,071	2,620
Total loan commitments	$100,073	$72,111

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the nine months ended March 31, 2012. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There has been no material changes in the Company’s risk factors during the nine months ended March 31, 2012. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – The Company did not repuchase and shares of its common stock pusuant to any of its previously announced repurchase programs during the three months ended March 31, 2012. During the three months ended March 31, 2012 the Company repurchased 18,242 shares of the Company's common stock, at an average price of $11.84 per share, in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participants for settlement of tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	16,954	$11.82	-	-
February 1, 2012 - February 29, 2012	1,288	$12.15	-	-
March 1, 2012 - March 31, 2012	-	$-	-	-
	18,242	$11.84	-

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

101*
The following materials from Hampden Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

HAMPDEN BANCORP, INC.

Date: May 11, 2012	/s/ Thomas R. Burton
Thomas R. Burton
Chief Executive Officer

Date: May 11, 2012	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer