Form 10-K
period 2012-06-30
Hampden Bancorp, Inc.
filed 2012-09-18
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2012
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

(413) 736-1812
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of each class Common Stock ($0.01 par value per share)	Name of each exchange on which registered The NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.
Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No ☐.
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
Based upon the closing price of the registrant’s common stock as of December 31, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $57,961,198.
The number of shares of Common Stock outstanding as of September 4, 2012 was 5,968,395.

Documents Incorporated By Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2012.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012
TABLE OF CONTENTS

Part I

Item 1.  Business

General

Hampden Bancorp, Inc., a Delaware corporation, was formed by Hampden Bank to become the stock holding company for Hampden Bank upon completion of Hampden Bancorp, MHC’s conversion from a mutual bank holding company to a stock bank holding company. Hampden Bancorp, Inc. and Hampden Bank completed the conversion of the holding company structure of Hampden Bank and the related stock offering on January 16, 2007 with the issuance of 7,949,879 shares (including 378,566 shares issued to the Hampden Bank Charitable Foundation) raising net proceeds of $73.4 million. The information set forth in this Annual Report on Form 10-K for Hampden Bancorp, Inc. and its subsidiaries (the “Company”), Hampden Bank (the “Bank), and Hampden LS, Inc., including the consolidated financial statements and related financial data, relates primarily to Hampden Bank. Hampden Bancorp, Inc. contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering.  Hampden Bank has three wholly-owned subsidiaries, Hampden Investment Corporation and Hampden Investment Corporation II, both of which engage in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Hampden Bank, the longest standing bank headquartered in Springfield, Massachusetts, is a full-service, community-oriented financial institution offering products and services to individuals, families, and businesses through ten offices located in Hampden County in Massachusetts. Hampden Bank was originally organized as a Massachusetts state-chartered mutual savings bank dating back to 1852. Hampden Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) as well as by the Depositors Insurance Fund of Massachusetts (“DIF”). Hampden Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”) and is regulated by the FDIC and the Massachusetts Division of Banks. Hampden Bank’s business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Hampden Bank funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Hampden Bank also provides access to insurance and investment products through its Financial Services Division, Hampden Financial.

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

Competition

The Company faces intense competition in attracting deposits and loans. The Company’s most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Company also faces competition for depositors' funds from money market funds, mutual funds and other corporate and government securities. Banks owned by large national bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc., Citizens Financial Group and TD Bank also operate in the Company’s market area. These institutions are significantly larger than the Company, and, therefore, have significantly greater resources.

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

Lending Activities

General. The Company's gross loan portfolio consisted of an aggregate of $408.7 million at June 30, 2012, representing 66.3% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated totaled $107.2 million in fiscal 2012 and $88.6 million in fiscal 2011. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $16.9 million during fiscal 2012 and $13.9 million in fiscal 2011, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $6.3 million during fiscal 2012 and $6.1 million during fiscal 2011. At June 30, 2012, the Company’s largest loan was $8.8 million, and the average balance of the Company’s ten largest loans was $4.7 million.

The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$112,294	27.48%	$121,462	30.32%	$130,977	31.49%	$123,151	31.76%	$121,864	33.75%
Commercial	152,965	37.43	151,395	37.79	138,746	33.35	127,604	32.91	117,636	32.59
Home Equity	72,983	17.86	62,975	15.72	65,006	15.63	58,747	15.15	57,790	16.01
Construction	6,553	1.60	5,265	1.31	13,460	3.24	17,243	4.45	11,308	3.13
Total mortgage loans on real estate	344,795	84.37	341,097	85.15	348,189	83.70	326,745	84.27	308,598	85.48

Other loans:
Commercial	35,567	8.70	35,739	8.92	42,539	10.23	38,918	10.04	32,509	9.00
Consumer and other	28,323	6.93	23,742	5.93	25,257	6.07	22,079	5.69	19,967	5.52
Total other loans	63,890	15.63	59,481	14.85	67,796	16.30	60,997	15.73	52,476	14.52
Total loans	408,685	100.00%	400,578	100.00%	415,985	100.00%	387,742	100.00%	361,074	100.00%
Other items:
Net deferred loan costs	2,807		2,603		2,943		2,638		2,257
Allowance for loan losses	(5,148)		(5,473)		(6,314)		(3,742)		(3,453)
Total loans, net	$406,344		$397,708		$412,614		$386,638		$359,878

Commercial Real Estate Loans.  The Company originated $15.8 million and $18.8 million of commercial real estate loans in fiscal 2012 and fiscal 2011, respectively, and had $153.0 million of commercial real estate loans, with an average yield of 5.7%, in its portfolio as of June 30, 2012, representing 37.4% of the total gross loan portfolio on such date. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

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

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. These loans have original maturities of up to 40 years and generally have maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2012, the Company originated 47 loans with a loan-to-value ratio of 95% or greater, of which 94% were sold. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans based on market conditions, rates and terms. As of June 30, 2012, the residential real estate mortgage loan portfolio totaled $112.3 million, or 27.5% of the total gross loan portfolio on that date, and had an average yield of 4.9%. Of the residential mortgage loans outstanding on that date, $69.8 million were adjustable-rate loans with an average yield of 4.9% and $42.5 million were fixed-rate mortgage loans with an average yield of 5.0%. Residential mortgage loan originations totaled $35.8 million and $34.3 million for fiscal 2012 and 2011, respectively.

            A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000. If appropriate, flood insurance is required for all properties securing real estate loans made by the Company.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates that have a higher risk profile or are outside of our normal underwriting standards are sold to a third party along with the servicing rights.  The total of loans serviced for third parties as of June 30, 2012 is $61.0 million.

The adjustable-rate mortgage loans (“ARM Loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. The Company originates ARM Loans with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM Loan with a loan-to-value ratio greater than 85% requires Private Mortgage Insurance. ARM Loans are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Potential interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM Loans help to reduce the Company’s exposure to changes in interest rates. However, ARM Loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are exposed to potential increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default or prepayments.

In light of the national housing crisis, rising unemployment, and a weakening economy the Company offers a short term relief program, of generally three to six months, that provides our residential mortgage customers with the ability to overcome temporary financial pressures. The modification program is available to current customers that have a mortgage loan held in portfolio. The modification plan is designed to provide short term relief due to job loss, reduced income, a need to restructure debt, or other events that have caused or will cause a borrower to be unable to keep current with mortgage payments. The plan is offered on a case-by-case basis and only after a review of the borrower’s current financial condition and a determination that such a plan is likely to provide to the borrowers the ability to maintain current monthly payments going forward. Debt to income ratios demonstrating an ability to pay must be achieved for a modification plan to be in place. Under this modification program, the borrower’s future principal payments are accelerated in order to return to the original rate and term of the original contract, and accordingly these loans are not classified as troubled debt restructurings.

Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $26.6 million and $15.5 million of home equity lines-of-credit and loans during fiscal 2012 and fiscal 2011, respectively, and at June 30, 2012 had $73.0 million of home equity lines-of-credit and loans outstanding, representing 17.9% of the loan portfolio, with an average yield of 4.0% at that date. Approximately 43% of the Company’s home equity lines-of-credit and loans are classified as first in priority liens.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $32.7 million at June 30, 2012.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $16.0 million and $8.6 million in commercial loans during fiscal 2012 and fiscal 2011, respectively, and as of June 30, 2012 had $35.6 million in commercial loans in its portfolio, representing 8.7% of the loan portfolio, with an average yield of 4.7%.

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

Construction Loans.  The Company offers residential and commercial construction loans. The majority of non-residential construction loans are written to become permanent financing. The Company originated $9.5 million and $8.8 million of construction loans during fiscal 2012 and fiscal 2011, respectively, and at June 30, 2012 had $6.6 million of construction loans outstanding, representing 1.6% of the loan portfolio.

Consumer and Other Loans.  The Company originates a variety of consumer and other loans, auto loans and loans secured by passbook savings or certificate accounts. The Company also purchases manufactured home loans and automobile loans from third parties. The Company originated $10.1 million and $2.6 million of consumer and other loans, including purchases of manufactured home and automobile loans, during fiscal 2012 and fiscal 2011, respectively, and at June 30, 2012 had $28.3 million of consumer and other loans outstanding. Of the $10.1 million of originations in 2012, $3.3 million consists of manufactured housing loans and $5.1 million consists of purchased automobile loans. Consumer and other loans outstanding represented 6.9% of the loan portfolio at June 30, 2012, with an average yield of 8.1%.

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

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2012, the Company had commitments to grant loans of $22.5 million, unadvanced funds on home equity lines of credit totaling $32.7 million, unadvanced funds on overdraft lines-of-credit totaling $1.9 million, unadvanced funds on commercial lines-of-credit totaling $31.8 million, unadvanced funds due mortgagors and on construction loans totaling $6.7 million and standby letters of credit totaling $640,000.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-8.

The following table sets forth certain information concerning the Company’s loan originations:

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(In Thousands)
Loans at beginning of year	$400,578	$415,985	$387,742	$361,074	$329,982

Originations:
Mortage loans on real estate:
Residential	35,821	34,306	33,148	40,962	37,975
Commercial	15,832	18,781	13,973	25,734	19,435
Construction	9,524	8,779	20,444	15,932	22,291
Home Equity	26,609	15,494	19,927	17,365	15,383
Total mortgage loans on real estate originations	87,786	77,360	87,492	99,993	95,084

Other loans:
Commercial business	15,957	8,629	23,755	22,755	14,960
Consumer and other	1,725	1,448	1,858	1,798	2,842
Total other loan originations	17,682	10,077	25,613	24,553	17,802
Total loans originated	105,468	87,437	113,105	124,546	112,886

Purchase of manufactured home loans	3,300	1,151	5,769	5,644	5,726
Purchase of automobile loans	5,090	-	-	-	-

Deduct:
Principal loan repayments and prepayments	76,631	80,283	72,256	78,044	71,159
Loan sales	23,171	20,941	16,603	24,091	16,322
Charge-offs	859	2,771	1,772	1,387	39
Total deductions	100,661	103,995	90,631	103,522	87,520
Net increase (decrease) in loans	8,107	(15,407)	28,243	26,668	31,092
Loans at end of year	$408,685	$400,578	$415,985	$387,742	$361,074

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

The Company’s loan policy has established specific loan approval limits.  Loan officers may approve loans up to their individual lending limit, or two loan officers can originate loans up to their combined limit.  The loan committee reviews all loan applications and approves relationships greater than the loan officer’s limit.  Certain loan relationships require loan committee and/or Board of Investment approval.  The members of the Bank’s loan committee include the Bank’s Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, two Senior Vice Presidents, the Senior Commercial Credit Analyst and commercial loan originators.

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

The Company generally will not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $15.4 million for the Company as of June 30, 2012.

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

Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2012. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Home Equity		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$160	5.96%	$8,865	6.87%	$104	5.62%	$54	4.00%
Due in one year to five years	736	5.16	49,327	5.80	2,376	4.65	308	3.35
Due after five years	111,398	4.95	94,773	5.57	70,503	3.93	6,191	4.90
Total	$112,294	4.95%	$152,965	5.72%	$72,983	3.96%	$6,553	4.82%

	Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due less than one year	$14,122	4.15%	$522	9.64%	$23,827	5.30%
Due in one year to five years	16,091	4.86	4,605	5.40	73,443	5.52
Due after five years	5,354	5.40	23,196	8.54	311,415	5.18
Total	$35,567	4.66%	$28,323	8.05%	$408,685	5.25%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

The following table sets forth, at June 30, 2012, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2013 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2013
	Fixed	Adjustable	Total
	(In Thousands)
Residential mortgage	$42,310	$69,824	$112,134
Commercial mortgage	77,627	66,473	144,100
Home equity	37,989	34,890	72,879
Construction	4,245	2,254	6,499
Commercial business	12,110	9,335	21,445
Consumer and other	27,489	312	27,801
Total loans	$201,770	$183,088	$384,858

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

Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2012, the Company had $1.8 million of property classified as OREO. In July 2011, the Company began leasing out a $270,000 OREO property. The lease terms contain a provision for the lessee to be able to purchase the property in July 2013.

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

The Account Manager has the primary responsibility for the timely and accurate maintenance of Customer Risk Ratings.  The risk rating responsibility for the aggregate portfolio rests with the Commercial and Residential Division Executives.  If a disagreement surfaces regarding a risk rating, the loan review committee makes the final determination. The members of the Bank’s loan review committee include the Bank’s Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, two Senior Vice Presidents, the Senior Commercial Credit Analyst, and the Vice President of Financial Reporting. All others in a supervisory or review function regarding a certain credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management’s attention any dispute so it may be resolved.  Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate.

The Company engages an independent third party to conduct a semi-annual review of a significant portion of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee.

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2012, loans classified as special mention totaled $9.0 million, consisting of $6.6 million commercial real estate, $968,000 commercial loans, $957,000 residential mortgage loans, $364,000 home equity and $148,000 consumer loans.

Substandard loans totaled $22.2 million, consisting of $16.0 million commercial real estate, $5.1 million commercial, $810,000 residential mortgage, $133,000 home equity and $179,000 consumer loans.

Loans classified as doubtful totaled $479,000, consisting of $456,000 residential mortgage, and $23,000 consumer.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$1,266	$2,635	$2,763	$2,473	$684
Commercial mortgage	218	1,719	1,200	856	703
Commercial	597	1,366	936	168	3,212
Home equity, consumer and other	201	495	793	417	226
Total non-accrual loans	2,282	6,215	5,692	3,914	4,825

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-	-	-	-
Commercial mortgage	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	-	-	-	-
Total non-performing loans	2,282	6,215	5,692	3,914	4,825
Other real estate owned	1,826	1,264	911	1,362	-
Total non-performing assets	$4,108	$7,479	$6,603	$5,276	$4,825
Troubled debt restructurings, not reported above	$9,648	$10,926	$4,836	$-	$-

Ratios:
Non-performing loans to total loans	0.56%	1.55%	1.37%	1.01%	1.34%
Non-performing assets to total assets	0.67%	1.30%	1.13%	0.93%	0.89%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for six months for commercial and residential loans. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual and impaired loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been partially charged off. If there is a collateral shortfall for the loan or it has been partially charged off, then the Company typically applies the entire payment to the principal balance on the loan.

As of June 30, 2012, loans on non-accrual totaled $2.3 million which consisted of $1.6 million in loans that were 90 days or greater past due and $715,000 in loans that are current or less than 30 days past due. The loans that are less than 90 days past due were previously on non-accrual and it is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms and an acceptable history of repayment of six months. Commercial non-accrual loans less than 90 days past due were $41,000, one-to-four family residential non-accrual loans less than 90 days past due were $387,000, commercial real estate non-accrual loans less than 90 days past due were $218,000, and home equity second lien non-accrual loans less than 90 days past due were $69,000. All non-accrual loans, troubled debt restructurings, and loans with risk ratings of six or higher are assessed by the Company for impairment.

All loans that are modified when the Bank makes a concession in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The Bank modifies loans in the normal course of business for credit worthy borrowers that are not troubled debt restructurings (“TDR”). In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. At such time they meet the criteria for impairment they will be classified as such. As previously described, the Company offers a short term relief program, of generally three to six months, that provides our residential mortgage customers with the ability to overcome temporary financial pressures. The Company’s policy for classifying the modified loans as accrual or non-accrual at the time of modification is as follows: (i) for loans that have been modified and remain on accrual, the modifications are done to our existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward, and (ii) modified loans return to accrual status once the borrower has shown the ability and an acceptable history of repayment of six months. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have an extensive enough amount to be able to address success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly.

At June 30, 2012, the Bank had fourteen TDRs totaling approximately $10.3 million, of which $698,000 is on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $689,000 for the year ended June 30, 2012. At June 30, 2011, the Bank had eighteen TDRs totaling approximately $11.9 million, of which $1.0 million was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $943,000 for the year ended June 30, 2011. At June 30, 2010, the Bank had ten TDRs totaling approximately $5.5 million, of which $712,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $264,000 for the year ended June 30, 2010. There were no troubled debt restructurings for any year end prior to June 30, 2010.

At June 30, 2012, the interest income that would have been recorded had non-accruing loans been current according to their original terms, amounted to $119,000.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for loan losses."

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral adjusted for market conditions and selling expenses if the loan is collateral dependent. Impaired loans decreased to $17.1 million at June 30, 2012 from $ 20.6 million at June 30, 2011. Total impaired loans include $14.8 million, or 87%, of loans which are current with all payment terms. The Company has established specific reserves aggregating $222,000 for impaired loans.  Such reserves relate to four impaired loans with a carrying value of $9.2 million, and are based on management’s analysis of the expected discounted cash flows. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The $17.1 million of impaired loans include $2.3 million of non-accrual loans and $9.6 million of accruing troubled debt restructured loans as of June 30, 2012. The remaining $5.2 million are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. As of June 30, 2011, the $20.6 million of impaired loans included $6.4 million of non-accrual loans and $10.9 million of accruing troubled debt restructured loans. The remaining $3.3 million were loans that the Company believed, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $20.6 million of impaired loans, $14.2 million, or 69%, were current with all payment terms as of June 30, 2011.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Balance at beginning of year	$5,473	$6,314	$3,742	$3,453	$2,810
Charge-offs:
Residential mortgage loans	(391)	(147)	(39)	(585)	(28)
Commercial real estate	(166)	(2,000)	(184)	-	-
Commercial	(213)	(530)	(1,511)	(739)	-
Consumer and other	(89)	(94)	(38)	(58)	(11)
Total charge-offs	(859)	(2,771)	(1,772)	(1,382)	(39)

Recoveries:
Residential mortgage loans	71	8	2	-	26
Commercial real estate	16	-	-	-	-
Commercial	11	21	3	256	-
Consumer and other	11	1	2	3	5
Total recoveries	109	30	7	259	31
Net charge-offs	(750)	(2,741)	(1,765)	(1,123)	(8)
Provision for loan losses	425	1,900	4,337	1,412	651
Balance at end of year	$5,148	$5,473	$6,314	$3,742	$3,453

Ratios:
Net charge-offs to average loans outstanding	0.19%	0.68%	0.43%	0.29%	0.00%
Allowance for loan losses to non-performing loans at end of year	225.59%	88.06%	110.93%	95.61%	71.56%
Allowance for loan losses to total loans at end of year	1.26%	1.37%	1.52%	0.97%	0.96%

As shown in the table above, the provision for loan losses has decreased over the past year. The Company completes its allowance for loan loss review using a calculation that uses specific reserves on impaired credits and general reserves on all non-impaired credits. During this review process, the Company has implemented a qualitative review of the non-impaired loans, using historical charge-offs as the starting point, including charge-offs recognized in the current period, and then adding additional basis points for specific qualitative factors such as the levels and trends in delinquency and impairments, trends in volume and terms and risk rating migration, effects of changes in risk selection and underwriting standards, experience of lending management and staff, and national and local economic trends and conditions. Adjustments to the provision are made on a quarterly basis.

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

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by-loan basis to determine if any specific allowance is required for the allowance for loan loss. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate. If the impaired loan has a shortfall in the expected future discounted cash flows then a specific allowance will be placed on the loan in that amount. Residential, commercial real estate, construction and some consumer loans are secured by real estate. As of June 30, 2012, except for one, all commercial loans are secured by all business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary to a borrower. In certain cases additional collateral may be obtained.

For the year ended June 30, 2012, total charge-offs were $859,000 compared to $2.8 million for the year ended June 30, 2011. There was a decrease in specific reserves on impaired loans from $595,000 at June 30, 2011 to $222,000 at June 30, 2012 due to the charge-offs taken in fiscal 2012. The Company has charged off any collateral shortfall on all loan types in fiscal 2012. This decrease in specific reserves contributed to the decrease in the ratio of allowance for loan losses to total loans at the end of the year from 1.37% at June 30, 2011 to 1.26% at June 30, 2012. The allowance for loan losses to non-performing loans has increased from 88.06% at June 30, 2011 to 225.59% at June 30, 2012. Our allowance for loan losses decreased between June 30, 2011 and June 30, 2012 due to decreases in non-performing and impaired loans.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2012			2011			2010
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$865	$112,294	27.48%	$893	$121,462	30.32%	$1,175	$130,977	31.76%
Commercial real estate	2,360	152,965	37.43	2,922	151,395	37.79	2,267	138,746	32.91
Home equity	486	72,983	17.86	517	62,975	15.72	496	65,006	15.15
Construction	58	6,553	1.60	65	5,265	1.31	60	13,460	4.45
Total mortgage loans on real estate	3,769	344,795	84.37	4,397	341,097	85.15	3,998	348,189	84.27

Commercial	969	35,567	8.70	1,020	35,739	8.92	2,264	42,539	10.04
Consumer and other	410	28,323	6.93	56	23,742	5.93	52	25,257	5.69
Total loans	$5,148	$408,685	100.00%	$5,473	$400,578	100.00%	$6,314	$415,985	100.00%

	At June 30,
	2009			2008
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$887	$123,151	31.76%	$464	$121,864	33.75%
Commercial real estate	1,461	127,604	32.91	850	117,636	32.59
Home equity	458	58,747	15.15	304	57,790	16.01
Construction	82	17,243	4.45	91	11,308	3.13
Total mortgage loans on real estate	2,888	326,745	84.27	1,709	308,598	85.48

Commercial	781	38,918	10.04	1,681	32,509	8.99
Consumer and other	73	22,079	5.69	63	19,967	5.53
Total loans	$3,742	$387,742	100.00%	$3,453	$361,074	100.00%

Investment Activities

General.  The Company’s investment policy is approved and adopted by the Board of Directors. The Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

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

Corporate Obligations. At June 30, 2012, the Company’s portfolio of corporate obligations totaled $6.1 million, or 4.3% of the portfolio at that date. The Company’s policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At June 30, 2012, all investments in corporate obligations were rated ‘A’ or better.

Residential Mortgage-Backed Securities.  At June 30, 2012, the Company’s portfolio of residential mortgage-backed securities totaled $137.7 million, or 95.7% of the portfolio on that date, and included pass-through securities totaling $88.0 million and collateralized mortgage obligations totaling $45.6 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). The Company also invests in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2012, we held 19 securities issued by private mortgage originators that had an amortized cost of $4.2 million and a fair value of $4.1 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2012. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Marketable Equity Securities.  At June 30, 2012, the Company’s portfolio of marketable equity securities totaled $54,000, or 0.04% of the portfolio at that date, and consisted of common stock of three corporations. The Company’s investment policy requires investments of no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issues must be listed on the NYSE, NASDAQ, or AMEX. The Company did not incur a write-down for other-than-temporary impairment (“OTTI”) of investment securities in fiscal 2012. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be other-than-temporary impairment (“OTTI”) securities for the year ended June 30, 2011. During the year ended June 30, 2010 the Company did not incur a write-down for OTTI of investment securities.

Restricted Equity Securities.  At June 30, 2012, the Company held $5.0 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for Hampden Bank to borrow from the FHLB.

The following table sets forth certain information regarding the amortized cost and market values of the Company’s securities available for sale at the dates indicated:

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$-	$-	$1,000	$1,000	$9,992	$10,027
Corporate bonds	6,134	6,136	996	999	-	-
Residential mortgage-backed securities:
Agency	130,157	133,543	100,758	103,540	88,842	91,876
Non-agency	4,196	4,118	6,366	6,327	9,024	9,097
Total debt securities	140,487	143,797	109,120	111,866	107,858	111,000

Marketable equity securities:
Common stock	51	54	51	53	561	379
Total marketable equity securities	51	54	51	53	561	379
Total securities available for sale	140,538	143,851	109,171	111,919	108,419	111,379
Restricted equity securites:
Federal Home Loan Bank of Boston stock	4,959	4,959	5,233	5,233	5,233	5,233
Total securities	$145,497	$148,810	$114,404	$117,152	$113,652	$116,612

The table below sets forth certain information regarding the amortized cost and weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2012. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale:
Corporate bonds	$-	-%	$6,134	2.56%	$-	-%	$-	-%	$6,134	2.56%
Mortgage-backed securities:
Agency	46	5.10	582	4.83	37,655	2.40	91,874	2.84	130,157	2.72
Non-agency	-	-	-	-	1,568	4.69	2,628	2.71	4,196	3.45
Total debt securities	$46	5.10%	$6,716	2.76%	$39,223	2.49%	$94,502	2.84%	$140,487	2.74%

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from the Company’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to $250,000 and the Deposit Insurance Fund (“DIF”) fully insures amounts in excess of such limits.

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

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$57,055	13.49%	-%	$53,107	12.80%	-%	$45,436	11.78%	-%
Savings	91,828	21.70	0.28	84,253	20.31	0.44	77,335	19.16	0.83
Money market	54,462	12.87	0.40	47,545	11.46	0.53	44,309	11.07	0.91
NOW accounts	37,799	8.93	0.36	28,069	6.77	0.62	23,707	5.92	0.97
Total transaction accounts	241,144	57.00	0.25	212,974	51.35	0.37	190,787	47.93	0.67
Certificates of deposit	181,941	43.00	1.97	201,782	48.65	2.37	208,468	52.07	2.80
Total deposits	$423,085	100.00%	0.99%	$414,756	100.00%	1.35%	$399,255	100.00%	1.78%

The following table sets forth time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2012	2011	2010
	(In Thousands)
Less than 2%	$108,574	$95,119	$81,604
2.00% - 2.99%	36,687	45,248	48,204
3.00% - 3.99%	24,813	35,150	55,632
4.00% - 4.99%	6,954	7,201	9,364
5% or Greater	828	10,820	18,134
Total	$177,856	$193,538	$212,938

The following table sets forth time deposits of the Company at June 30, 2012 by maturity:

	Year Ending June 30,
Interest Rate	2013	2014	2015	2016	June 30, 2017 and after	Total
	(In Thousands)
Less than 2%	$66,635	$28,361	$6,315	$1,835	$5,428	$108,574
2.00% - 2.99%	12,332	4,905	3,579	11,516	4,355	36,687
3.00% - 3.99%	2,892	9,166	10,904	1,851	-	24,813
4.00% - 4.99%	2,304	4,594	56	-	-	6,954
5% or Greater	828	-	-	-	-	828
Total	$84,991	$47,026	$20,854	$15,202	$9,783	$177,856

As of June 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $103.9 million. The following table sets forth the maturity of those certificates as of June 30, 2012:

At June 30, 2012
(In Thousands)
Three months or less	$11,054
Over three months through six months	10,685
Over six months through one year	23,474
Over one year through three years	41,584
Over three years	17,138
Total	$103,935

Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans and by its holding of FHLB stock. As of June 30, 2012, the Company had outstanding $79.7 million in FHLB advances, and had the ability to borrow an additional $17.1 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2012	2011	2010
	(Dollars In Thousands)
Balance at end of year	$79,661	$47,478	$58,196
Average balance during year	55,250	49,934	63,116
Maximum outstanding at any month end	79,938	57,137	72,415
Weighted average interest rate at end of year	1.95%	4.01%	3.96%
Weighted average interest rate during year	2.39%	4.00%	4.03%

Of the $79.7 million in advances outstanding at June 30, 2012, $11.0 million bearing a weighted-average interest rate of 3.65% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

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

In addition to FHLB borrowings as of June 30, 2012 and 2011, the Company had $7.3 million of overnight repurchase agreements with business customers with a weighted average rate of 0.10% and $7.2 million with a weighted average rate of 0.15%, respectively.  These repurchase agreements are collateralized by residential mortgage-backed securities.

The following table sets forth certain information concerning balances and interest rates on the Company’s repurchase agreements at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2012	2011	2010
	(Dollars In Thousands)
Balance at end of year	$7,315	$7,233	$6,806
Average balance during year	7,228	7,992	8,902
Maximum outstanding at any month end	9,088	9,705	10,099
Weighted average interest rate at end of year	0.10%	0.15%	0.25%
Weighted average interest rate during year	0.12%	0.18%	0.30%

Personnel

As of June 30, 2012, the Company had 108 full-time and 12 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

            Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has three operating subsidiaries, Hampden Investment Corporation, Hampden Investment Corporation II and Hampden Insurance Agency.

Hampden Investment Corporation. Hampden Investment Corporation (“HIC”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2012, HIC had total assets of $107.0 million consisting primarily of mortgage backed securities. HIC’s net income for the years ending June 30, 2012 and 2011 was $1.4 million and $1.5 million, respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Investment Corporation II. Hampden Investment Corporation II (“HIC II”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank formed in fiscal 2012. HIC II is an investment company that will engage in buying, selling and holding securities on its own behalf. At June 30, 2012 and 2011, HIC II had no assets. As a Massachusetts securities corporation, HIC II will have a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. Hampden Insurance Agency (“HIA”) is an inactive insurance agency.  As of June 30, 2012 and 2011, HIA had no assets.

Hampden Bancorp, Inc.’s subsidiary, in addition to Hampden Bank, is described below.

Hampden LS, Inc. Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the initial public offering, the Employee Stock Ownership Plan, purchased 635,990 shares, or 8% of the 7,949,879 shares then outstanding from the initial public offering.

REGULATION AND SUPERVISION

General

Hampden Bancorp, Inc. is a Delaware corporation and registered bank holding company. Hampden Bancorp, Inc. is regulated as a bank holding company by the Federal Reserve Board. Hampden Bank is a Massachusetts-charted stock savings bank. Hampden Bank is the wholly-owned subsidiary of Hampden Bancorp, Inc.  Hampden Bank’s deposits are insured up to applicable limits by the FDIC and by DIF of Massachusetts for amounts in excess of the FDIC insurance limits. Hampden Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Hampden Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on Hampden Bancorp, Hampden Bank and their operations. Hampden Bank is a member of the FHLB. As further described below under “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) is significantly changing the bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.

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

The Dodd-Frank Act

The Dodd-Frank Act is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated the Office of Thrift Supervision and requires that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

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

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks such as Hampden Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, will increase our operating and compliance costs.

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

Protection of Personal Information:  Massachusetts has adopted regulatory requirements intended to protect personal information.  The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach Bliley Act, discussed below under “— Federal Regulations — Privacy Requirements”, that require organizations to establish written information security programs to prevent identity theft.  However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2012, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2012, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $71.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $71.0 million, the reserve requirement is 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $71.0 million. The first $11.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Hampden Bank is in compliance with these requirements.

Federal Home Loan Bank System

Hampden Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hampden Bank was in compliance with this requirement with an investment in stock of the FHLB at June 30, 2012 of $5.0 million.

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

Hampden Bancorp, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Hampden Bank. The Dodd-Frank Act requires federal bank regulators to establish minimum leverage and risk based capital requirements for insured depository institutions. Such requirements have not been established.  It also provides that minimum capital levels applicable to insured institutions will be applied to bank holding companies.  As a result, trust preferred stock will no longer be deemed Tier 1 capital for bank holding companies with over $500 million in assets.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2007. For its 2011 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

At June 30, 2012, our loan portfolio consisted of $153.0 million, or 37.4%, of commercial real estate loans, $35.6 million, or 8.7%, of commercial business loans and $6.6 million, or 1.6%, of construction loans. We intend to grow commercial real estate and commercial business loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, because commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary for credit related impairments on debt securities or the entire impairment on equity securities. As of June 30, 2012, the amortized cost and the fair value of the Company’s securities portfolio totaled $140.5 million and $143.9 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down equity securities to their fair value or debt securities to the extent of estimated credit loss. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Certain interest rate movements may adversely affect our earnings and asset value.

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

The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Bank and bank holding company stock prices have been negatively affected as has the ability for banks and bank holding companies to raise capital or borrow in the debt markets.

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

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which may cause depositors to withdraw deposits and invest their funds in investments perceived as being more secure.  These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Strong competition within our market area could adversely affect our profits and growth.

We face intense competition both in making loans and attracting and retaining deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which will reduce our net interest income. There are many credit unions in Hampden County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Due to the interventions of the federal government, some of the institutions that we compete with are receiving substantial federal financial support which may not be available to us.  Many institutions have been allowed to convert to banking charters and to offer insured deposits for the first time. The federal government has guaranteed money market funds which traditionally compete with bank deposits.  The federal government has offered significant guarantees of new debt issuance to some of our competitors to help them fund their operations.  The federal government now controls Fannie Mae and Freddie Mac and may operate directly as a competitor in some lending markets in the future.  Emergency measures designed to support some of our competitors may provide no advantage to us or place us at a disadvantage.  Emergency changes in deposit insurance, financial market regulation, bank regulation, and policy of the Federal Home Loan Bank system may all affect the competitive environment for us and other market participants.  Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see "Business—Market Area" and " Business—Competition."

A continued downturn in the local economy or a decline in real estate values could adversely affect our profits.

Nearly all of our real estate loans are secured by real estate in Hampden and Hampshire Counties. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would adversely affect our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would also adversely affect our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, and we expect such loans to increase in the future, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings. For a discussion of our market area, see "Business—Market Area."

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2012, our allowance for loan losses was $5.1 million, representing 1.26% of total loans and 225.59% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge offs. Any such action might have a material adverse effect on our financial condition and results of operations.

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

We are subject to regulations promulgated by the Massachusetts Division of Banks, as our chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB. In addition, currently the Federal Reserve Board regulates and oversees Hampden Bancorp, Inc., as a bank holding company, and the Securities and Exchange Commission regulates Hampden Bancorp, Inc. as a publicly traded company.

This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Massachusetts's deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new law, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Further, continued declines in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

Recently enacted financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act, signed into law on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

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

Our non-interest expenses are impacted as a result of the financial, accounting, legal and other additional expenses usually associated with operating as a public company. We will also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under our new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients pursuant to our 2008 Plan. The majority of the employee compensation and benefit expenses associated with the issuance of the restricted stock awards and stock options from our 2008 Equity Incentive Plan will be completed in fiscal year 2013.

Our contribution to Hampden Bank Charitable Foundation may not be fully tax deductible, which could adversely affect our profits.

We made a contribution to the Hampden Bank Charitable Foundation, valued at $3.8 million, pre-tax, at the time of our initial public offering. The Internal Revenue Service has granted tax-exempt status to the foundation. The amount of the tax deduction related to the foundation is limited to 10% of taxable income each year but can only be carried forward until the tax year ended October 31, 2012. We may not have sufficient profits to be able to use the deduction fully. As a result of our evaluation of whether it is “more likely than not” that we will be unable to use the entire deduction, we have established a valuation allowance of $735,000 related to the deferred tax asset that has been recorded for this contribution.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

            Not applicable.

Item 2.    Properties

The Company conducts its business through its main office located in Springfield, Massachusetts and nine other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2012:

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

Item 4.    Mine Safety Disclosure

            Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The following table sets forth, for the quarters in the Company’s two most recent fiscal years, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on September 4, 2012 was $12.53. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal 2012 (ending June 30, 2012):
First Quarter	$13.40	$11.75	$0.03
Second Quarter	13.23	10.77	0.03
Third Quarter	12.87	11.36	0.04
Fourth Quarter	13.50	12.00	0.04

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal 2011 (ending June 30, 2011):
First Quarter	$10.10	$9.25	$0.03
Second Quarter	11.50	9.81	0.03
Third Quarter	13.32	10.84	0.03
Fourth Quarter	13.80	12.56	0.03

Shareholders and Issuer Purchases of Equity Securities

As of August 22, 2012, there were 5,968,395 shares of common stock outstanding, and the Company had approximately 2,000 holders of record.

During the year ended June 30, 2012, the Company repurchased 812,750 shares of Company stock for $10.2 million, at an average price of $12.52 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 19,523 shares of Company stock, at an average price of $11.93 per share, in the year ended June 30, 2012 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participants for settlement of tax withholding obligations.

In February 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Sixth Stock Repurchase Program”) for the purchase of up to 304,280 shares, or approximately 5%, of the Company’s then-outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.  It is intended that all repurchases under the Sixth Stock Repurchase Program will be completed by April 2013.  The following table sets forth the repurchases that were made pursuant to the Sixth Stock Repurchase Program during the quarter ended June 30, 2012.

			(c)
			Total Number of	(d)
			Shares Purchased	Maximum Number of
	(a)	(b)	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1, 2012 - April 30, 2012	2,970	$12.38	2,970	301,310
May 1, 2012 - May 31, 2012	115,412	$13.05	115,412	185,898
June 1, 2012 - June 30, 2012	-	$-	-	185,898
	118,382	$13.03	118,382

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company’s initial public offering) through June 30, 2012. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on January 17, 2007. The stock price performance on the graph below does not necessarily indicate future price performance.

Hampden Bancorp, Inc.

Total Return Performance
Index Value
140
120
100
80
60
40
20
01/17/07
06/30/07
06/30/08
06/30/09
06/30/10
06/30/11
06/30/12
Hampden Bancorp, Inc.
NASDAQ Bank Index
NASDAQ Composite

		Period Ending
Index	01/17/07	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12
Hampden Bancorp, Inc.	100.00	87.98	79.25	79.27	76.96	108.65	107.13
NASDAQ Bank Index	100.00	95.30	63.97	49.64	55.19	58.91	61.17
NASDAQ Composite	100.00	105.37	93.58	75.67	87.81	116.66	124.90

* The source of this chart and index values is SNL Financial LC.

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

	At June 30,
	2012	2011	2010	2009	2008
	(In Thousands)
Selected Financial Condition Data:
Total assets	$615,957	$573,326	$585,575	$567,656	$543,832
Loans, net (1)	407,271	398,108	413,547	387,553	360,773
Securities	143,851	111,919	111,379	116,100	123,892
Deposits	434,832	417,255	420,060	381,477	331,441
Short-term borrowings, including repurchase agreements	10,315	7,233	6,806	12,372	13,223
Long-term debt	76,661	47,478	58,196	70,915	95,477
Stockholders' equity	87,160	93,516	94,773	96,658	100,448

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2012	2011	2010	2009	2008
	(In Thousands, except per share data)
Selected Operating Results:
Interest and dividend income, including fees	$24,833	$25,547	$27,557	$28,273	$28,824
Interest expense	5,764	7,631	9,740	12,345	14,340
Net interest income	19,069	17,916	17,817	15,928	14,484
Provision for loan losses	425	1,900	4,337	1,412	651
Net interest income, after provision for loan losses	18,644	16,016	13,480	14,516	13,833
Non-interest income	3,240	2,936	2,735	2,300	2,434
Non-interest expense	17,085	17,079	17,101	16,286	14,082
Income (loss) before income tax provision	4,799	1,873	(886)	530	2,185
Income tax provision (benefit) (1)	1,783	559	(533)	244	1,015
Net income (loss)	$3,016	$1,314	$(353)	$286	$1,170

Basic earnings (loss) per share	$0.52	$0.21	$(0.05)	$0.04	$0.16
Basic weighted average shares outstanding	5,806,977	6,247,438	6,528,355	6,826,777	7,273,069

Diluted earnings (loss) per share	$0.51	$0.21	$(0.05)	$0.04	$0.16
Diluted weighted average shares outstanding	5,888,591	6,392,198	6,528,355	6,868,495	7,283,701

Dividends per share	$0.14	$0.12	0.12	0.12	0.12

(1) Includes a $350,000 increase in 2008, a $100,000 decrease in 2011, and a $25,000 increase in 2012 to the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward.

	At or For The Years Ended June 30,
	2012	2011	2010		2009	2008

Selected Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets (ratio of net income to average total assets)	0.52%	0.23%	(0.06	) %	0.05%	0.22%
Return (loss) on average equity (ratio of net income to average equity)	3.37%	1.40%	(0.37	) %	0.29%	1.13%
Average interest rate spread (1)	3.21%	3.02%	2.81%		2.42%	2.06%
Net interest margin (2)	3.50%	3.38%	3.29%		3.03%	2.93%
Efficiency ratio (3)	76.58%	81.91%	83.21%		89.35%	83.95%
Non-interest expense to average total assets	2.94%	2.98%	2.98%		2.94%	2.70%
Dividend pay-out ratio (4)	27.70%	62.10%	n/a		333.56%	81.54%
Average interest-earning assets to average interest bearing liabilities	127.16%	126.07%	126.97%		126.40%	129.95%

Asset Quality Ratios:
Non-performing assets to total assets	0.67%	1.30%	1.13%		0.93%	0.89%
Non-performing loans to total loans	0.56%	1.55%	1.37%		1.01%	1.34%
Allowance for loan losses to non-performing loans	225.59%	88.06%	110.93%		95.61%	71.56%
Allowance for loan losses to total loans	1.26%	1.37%	1.52%		0.97%	0.96%
Net charge-offs to average loans outstanding	0.19%	0.68%	0.43%		0.29%	0.00%

Capital Ratios:
Equity to total assets at end of year	14.15%	16.31%	16.23%		17.03%	18.47%
Average equity to average assets	15.42%	16.35%	16.69%		17.69%	19.79%
Risk based tier 1 capital ratio (bank only) at end of year	17.80%	18.20%	16.90%		17.40%	18.50%

Other Data:
Number of full service offices	10	10	9		9	8

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

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2012 and 2011 and the Company’s consolidated results of operations for the years ended June 30, 2012, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Because these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

Dividend. On August 7, 2012 the Company announced that its Board of Directors had declared a cash dividend of $0.04 per common share. The dividend will be paid on August 31, 2012 to shareholders of record as of August 16, 2012.

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

The allowance for loan losses is evaluated on a quarterly basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The analysis of the allowance for loan losses has two components: specific and general allocations, which are further described below.

Specific allocation

Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future discounted cash flows. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We analyze historical loss experience, and qualitative factors such as delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2012.

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

When one-to-four family residential mortgage loans become impaired, the collateral value is generally determined by obtaining the current tax assessed value, discounted by 20%. As a practical expedient the Company believes this is a reliable source of valuation as assessments are periodically updated by the cities and towns. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. We apply a discount based on management’s historical knowledge, expertise and or to account for changes in market conditions from the time of valuation. In the event the Company has an appraisal on hand that is less than twelve months old, then the Company will use that appraisal to determine the collateral value.

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

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent unless there is private mortgage insurance. All loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Home equity loans - Loans in this segment are secured by first or second mortgages on one-to-four family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. Home equity lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

Residential construction loans – Loans in this segment primarily include non-speculative real estate loans. All loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Automobile and other secured loans – Loans in this segment include consumer non-real estate secured loans that the Company originates as well as automobile loans that the Company purchases from third parties. The Company has the ability to select the automobile loans it purchases based on its own underwriting standards.

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has broker funded cash reserve accounts for manufactured home loans that can be used for pre-payments and losses. These reserve accounts totaled $601,000 at June 30, 2012.

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

	Years Ended June 30,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$404,976	$21,805	5.38%	$403,686	$22,342	5.53%	$410,946	$23,475	5.71%
Investment securities	123,442	3,003	2.43%	114,312	3,163	2.77%	117,812	4,059	3.45%
Federal funds sold and other short-term investments	16,455	25	0.15%	11,777	42	0.36%	12,812	23	0.18%
Total interest earning assets	544,873	24,833	4.56%	529,775	25,547	4.82%	541,570	27,557	5.09%
Allowance for loan losses	(5,516)			(6,033)			(5,163)
Total interest earning assets less allowance for loan losses	539,357			523,742			536,407
Non-interest earning assets	41,614			49,580			36,666
Total assets	$580,971			$573,322			$573,073

Interest-bearing liabilities:
Savings deposits	$91,828	254	0.28%	$84,253	367	0.44%	$77,335	639	0.83%
Money market	54,462	217	0.40%	47,545	253	0.53%	44,309	402	0.91%
NOW accounts	37,799	137	0.36%	28,069	175	0.62%	23,707	231	0.97%
Certificates of deposit	181,941	3,589	1.97%	201,782	4,774	2.37%	208,468	5,830	2.80%
Total deposits	366,030	4,197	1.15%	361,649	5,569	1.54%	353,819	7,102	2.01%
Borrowed funds	62,478	1,567	2.51%	58,570	2,062	3.52%	72,730	2,638	3.63%
Total interest-bearing liabilities	428,508	5,764	1.35%	420,219	7,631	1.82%	426,549	9,740	2.28%
Demand deposits	57,055			53,106			45,436
Non-interest bearing liabilities	5,816			6,281			5,463
Total liabilities	491,379			479,606			477,448
Equity	89,592			93,716			95,625
Total Liabilities and equity	$580,971			$573,322			$573,073

Net interest income		$19,069			$17,916			$17,817
Net interest rate spread (2)			3.21%			3.02%			2.81%
Net interest-earning assets (3)	$116,365			$109,556			$115,021

Net interest margin (4)			3.50%			3.38%			3.29%
Average interest-earning assets to interest-bearing liabilities			127.16%			126.07%			126.97%

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

	Years Ended June 30			Years Ended June 30
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$71	$(608)	$(537)	$(410)	$(723)	$(1,133)
Investment securities	240	(400)	(160)	(117)	(779)	(896)
Federal funds sold and other short-term investments	13	(30)	(17)	(2)	21	19
Total interest income	324	(1,038)	(714)	(529)	(1,481)	(2,010)

Interest expense:
Savings deposits	31	(144)	(113)	53	(325)	(272)
Money market	33	(69)	(36)	28	(177)	(149)
NOW accounts	49	(87)	(38)	37	(93)	(56)
Certificates of deposits	(440)	(745)	(1,185)	(182)	(874)	(1,056)
Total deposits	(327)	(1,045)	(1,372)	(64)	(1,469)	(1,533)
Borrowed funds	130	(625)	(495)	(500)	(76)	(576)
Total interest expense	(197)	(1,670)	(1,867)	(564)	(1,545)	(2,109)
Change in net interest income	$521	$632	$1,153	$35	$64	$99

(1) Includes loans held for sale.

 Comparison of Operating Results For the Years Ended June 30, 2012 and June 30, 2011

            Net Income.    The Company had net income of $3.0 million, or $0.51 per fully diluted share, for the year ended June 30, 2012 as compared to net income of $1.3 million, or $0.21 per fully diluted share, for the year ended June 30, 2011. The primary reasons for the increase in net income of $1.7 million included a decrease in the provision for loan losses of $1.5 million, and an increase in net interest income of $1.2 million.

Net Interest Income.    The tables on pages 49 and 50 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2012 of $1.2 million, or 6.4%, to $19.1 million from $17.9 million for the same period in 2011. The increase in the volume of interest-earning assets increased interest income by $324,000. The decrease in the volume of certificates of deposit decreased interest expense by $440,000. The changes in volume had the effect of increasing net interest income by $521,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income by $632,000. The decrease in net interest income attributable to lower yields on interest bearing assets totaled $1.0 million compared to a $1.7 million increase in net interest income attributable to lower rates on interest bearing liabilities. Net interest margin increased to 3.50% for the year ended June 30, 2012 compared to 3.38% for the year ended June 30, 2011.

Interest Income.    Interest income decreased from $25.5 million for the year ended June 30, 2011 to $24.8 million for the year ended June 30, 2012. This decrease of $714,000, or 2.8%, was mainly due to a decrease in loan rates which decreased interest income received on loans by $608,000, and a decrease in investment rates which decreased interest received on debt securities by $400,000.

Interest Expense.    Interest expense decreased by $1.9 million, or 24.5%, from the year ended June 30, 2011 to the year ended June 30, 2012, as a result of decreased interest costs on borrowings and deposits. Average interest-bearing deposit balances increased by $4.4 million, or 1.2%, while average rates decreased from 1.54% to 1.15%. Average borrowings balances increased from $58.6 million to $62.5 million and the average rate on borrowings decreased from 3.52% to 2.51%.

Provision for Loan Losses.    For the year ended June 30, 2012, the provision for loan losses decreased $1.5 million compared to the year ending June 30, 2011 due to decreases in loan delinquencies, non-accrual loans, impaired loans, and general improvements in the economy. Net loan charge-offs for fiscal 2012 and fiscal 2011 were $750,000 and $2.7 million, respectively. The allowance for loan losses of $5.1 million at June 30, 2012 represented 1.3% of total loans, as compared to an allowance of $5.5 million, representing 1.4% of total loans at June 30, 2011.

Non-interest Income.    Total non-interest income increased by $304,000, or 10.4%, for the year ended 2012 compared to the year ended June 30, 2011. The primary reasons for this increase included an increase in the gain on the sales of loans of $173,000, an increase in other real estate owned rental income of $114,000 and an increase in the gain (loss) on sales or calls/impairment of securities, net, of $96,000 for the year ended June 30, 2012 compared to the year ended June 30, 2011. The $77,000 loss on the sales/write-downs of securities, net, for the year ended June 30, 2011 included a $58,000 other-than-temporary-impairment charge on equity securities and a $19,000 loss on the sale of securities.

Non-interest Expense.    For the year ended June 30, 2012, non-interest expense increased $6,000 compared to the year ended June 30, 2011.  Salaries and employee benefits increased $270,000, other general and administrative expenses increased $262,000 and the net loss on other real estate owned increased $39,000 for the year ended June 30, 2012 compared to the year ended June 30, 2011. Partial offsets to these increases included a decrease of $299,000 in FDIC insurance and assessment expense, a decrease of $125,000 in data processing expenses, a decrease of $111,000 in advertising expenses and a decrease of $30,000 in occupancy and equipment expenses, all for the year ended June 30, 2012 compared to the year ended June 30, 2011.

Income Taxes.    Income tax expense increased from $559,000 for the year ended June 30, 2011 to $1.8 million for the year ended June 30, 2012. This increase of $1.2 million was due to the increase in income before taxes.  The Company’s effective tax rate increased from 29.8% for the year ended June 30, 2011 to 37.2% for the year ended June 30, 2012.

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

Interest Expense.    Interest expense decreased by $2.1 million, or 21.7%, from the year ended June 30, 2010 to the year ended June 30, 2011, as a result of decreased interest costs on borrowings and deposits. Average interest-bearing deposit balances increased by $7.8 million, or 2.2%, while average rates decreased from 2.01% to 1.54%. Average borrowings balances decreased from $72.7 million to $58.6 million, and the average rate on borrowings decreased from 3.63% to 3.52%.

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

Non-interest Expense.    For the year ended June 30, 2011, non-interest expense decreased $22,000 compared to the year ended June 30, 2010.  This decrease was largely due to a gain on other real estate owned of $2,000 in the year ended June 30, 2011 compared to a write-down of other real estate owned of $286,000 in the year ended June 30, 2010, a decrease in data processing expenses of $167,000 and a decrease in advertising expenses of $141,000 for the year ended 2011 compared to the year ended June 30, 2010. These decreases were partially offset by an increase in salaries and employee benefits of $375,000, an increase in occupancy and equipment expense of $127,000, an increase in other general and administrative expense of $55,000 and an increase in FDIC insurance and assessment expense of $13,000. The majority of these increases were due to the Company opening a new branch in fiscal 2011 and the expenses associated with operating this branch.

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

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

Total Assets.    Total assets increased by $42.6 million, or 7.4%, from $573.3 million at June 30, 2011 to $616.0 million at June 30, 2012. This increase was primarily attributable to an increase in securities of $31.9 million, or 28.5%, to $143.9 million, an increase in net loans of $8.6 million, or 2.2%, to $406.3 million and an increase in bank-owned life insurance of $5.5 million, or 51.0%, to $16.2 million at June 30, 2012. All of these changes are discussed below.

Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds decreased by $3.2 million, or 10.4%, from $31.1 million at June 30, 2011 to $27.9 million at June 30, 2012.

Securities.    The investment portfolio aggregated $143.9 million at June 30, 2012, an increase of $31.9 million, or 28.5%, from $111.9 million at June 30, 2011. Within the securities portfolio, residential mortgage-backed securities increased $27.8 million, or 25.3%, to $137.7 million at June 30, 2012 and corporate bonds increased $5.1 million to $6.1 million at June 30, 2012 compared to June 30, 2011. Marketable equity securities remained relatively unchanged from June 30, 2011 to June 30, 2012. The Company took a $58,000 loss on other-than-temporarily impaired securities in fiscal year ended June 30, 2011. The Company sold the majority of its equity securities in fiscal 2011 for a net loss of $27,000.

Net Loans.    Net loans increased $8.6 million, or 2.2%, from $397.7 million at June 30, 2011 to $406.3 million at June 30, 2012. Home equity loans increased $10.0 million, or 15.9%, Consumer loans increased $4.6 million, or 19.3%, Commercial real estate loans increased $1.6 million, or 1.0%, and Construction loans increased $1.3 million, or 24.5%. A partial offset to these increases was a decrease in one-to-four family residential loans of $9.2 million, or 7.5%, and a decrease in commercial loans of $172,000, or 0.5%. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages and has sold $23.2 million of fixed rate mortgages during the year ended June 30, 2012.

Deposits and Borrowed Funds.    Deposits increased from $417.3 million at June 30, 2011 to $434.8 million at June 30, 2012. Savings accounts increased $12.3 million, demand deposits increased $8.8 million, money market accounts increased $7.7 million and NOW accounts increased $4.5 million. Certificates of deposits decreased $15.7 million, or 8.1%. The Company has been focused more on obtaining core deposits than time deposits.

Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, increased from $54.7 million as of June 30, 2011 to $87.0 million as of June 30, 2012. As of June 30, 2012, total borrowings included $7.3 million of securities sold under agreement to repurchase and $79.7 million of FHLB borrowings. On July 22, 2011, the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months. Based on comments by the Federal Reserve, the Bank does not currently believe that interest rates will increase in the next couple of years. In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to restructure outstanding borrowings.

Total Stockholders’ Equity. Stockholders’ equity decreased $6.4 million, or 6.8%, to $87.2 million at June 30, 2012 from $93.5 million at June 30, 2011. The Company repurchased 812,750 shares of Company stock for $10.2 million, at an average price of $12.52 per share, during the year ended June 30, 2012 pursuant to the Company’s previously announced stock repurchase programs. In addition the Company repurchased 19,523 shares of Company stock, at an average price of $11.93 per share, in the year ended June 30, 2012 in connection with the vesting of the restricted stock grants as part of our 2008 Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. Our ratio of capital to total assets decreased to 14.2% at June 30, 2012 compared to 16.3% at June 30, 2011.

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

The following table sets forth, as of June 30, 2012, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-8.86%
300 basis point increase in rates	-5.45%
200 basis point increase in rates	-2.39%
100 basis point increase in rates	0.07%
100 basis point decrease in rates	-5.28%

           As indicated in the table above the result of a 200 basis point increase in interest rates is estimated to decrease net interest income by 2.39% and 5.45% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 5.28%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

The Company's primary sources of funds are from deposits, repurchase agreements, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2012, cash and due from banks, federal funds sold and short-term investments totaled $27.9 million, or 4.5%, of total assets, which is a decrease of $3.2 million, or 10.4%, from June 30, 2011.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2011, the Company has increased FHLB borrowings by $32.2 million to a total of $79.7 million outstanding as of June 30, 2012. On that date, the Company had the ability to borrow an additional $17.1 million from the FHLB. In addition, the Company is able to borrow $10.0 million from the Federal Reserve and has a $4.0 million line of credit with Bankers Bank.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2012 and the respective maturity dates:

	June 30, 2012
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$79,661	$3,000	$17,611	$50,800	$8,250
Repurchase agreements	7,315	7,315	-	-	-
Lease commitments	2,788	290	500	467	1,531
Total contractual obligations	$89,764	$10,605	$18,111	$51,267	$9,781

Off-Balance Sheet Arrangements.    None.

Loan commitments.    In the normal course of business, there are outstanding commitments which are not reflected in our consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2012:

June 30, 2012
(In Thousands)
Commitments to grant loans (1)	$22,543
Commercial lines of credit	31,764
Unused portions of home equity lines of credit (2)	32,679
Unused portion of construction loans (3)	6,686
Unused portion of mortgage loans	65
Unused portion of personal lines-of-credit (4)	1,894
Standby letters of credit (5)	640
Total loan commitments	$96,271

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

None.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2012 is effective based on those criteria.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Company, the information contained under the section captioned “Election of Directors (Proposal 1)” in the Hampden Bancorp, Inc. Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.    Executive Compensation

For information relating to executive compensation, the information contained under the section captioned “Executive Officer and Director Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

(b) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2012, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	556,700	$10.92	233,987

Equity compensation plans not approved by security holders	-	-	-
Total	556,700	$10.92	233,987

Item 13.    Certain Relationships And Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Certain Relationships and Related Transactions” and “Corporate Governance — Independent Directors” in the Company’s Proxy Statement.

Item 14.    Principal Accounting Fees And Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Independent Registered Public Accounting Firm (Proposal 2)” in the Company’s Proxy Statement.

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

3.	Exhibits:

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)
3.2	Bylaws of Hampden Bancorp, Inc.(2)
3.3	Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Amendment to Amended and Restated Bylaws of Hampden Bancorp, Inc. (10)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)
10.1@	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)
10.2.2	Pledge Agreement(5)
10.2.3	Promissory Note(5)
10.3@	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)
10.4@	Hampden Bank SBERA Pension Plan(1)
10.5.1@	Employment Agreement between Hampden Bank and Thomas R. Burton(5)
10.5.2@	Employment Agreement between Hampden Bank and Glenn S. Welch(5)
10.6@	Form of Hampden Bank Change in Control Agreement(6)
10.7@	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)
10.8@	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)
10.9@	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)
10.10.1@	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)
10.10.2@	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.11@	Amendment to Supplemental Retirement Agreement between Hampden Bank and Thomas R. Burton (7)
10.12@	2008 Equity Incentive Plan (8)
10.13@	Form of Restricted Stock Agreement (9)
10.14@	Form of Stock Option Grant Notice and Stock Option Agreement (9)
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

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

@ Denotes management compensation plan or contract.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 11, 2012.

HAMPDEN BANCORP, INC.

By:	/s/ THOMAS R. BURTON
Thomas R. Burton Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS R. BURTON Thomas R. Burton	Chief Executive Officer and Vice Chairman (principal executive officer)	September 11, 2012
/s/ ROBERT A. MASSEY Robert A. Massey	Chief Financial Officer, Senior Vice President and Treasurer (principal accounting and financial officer)	September 11, 2012
/s/ RICHARD J. KOS Richard J. Kos	Chairman of the Board of Directors	September 11, 2012
/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 11, 2012
s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 11, 2012
s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 11, 2012
/s/ ARLENE PUTNAM Arlene Putnam.	Director	September 11, 2012
//s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 11, 2012
/s/ LINDA SILVA THOMPSON Linda Silva Thompson	Director	September 11, 2012
/s/ RICHARD D. SUSKI Richard D. Suski	Director	September 11, 2012
/s/ GLENN S. WELCH Glenn S. Welch	President, Chief Operating Officer and Director	September 11, 2012
/s/ STUART F. YOUNG, JR. Stuart F. Young, Jr.	Director	September 11, 2012

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 11, 2012

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2012	2011
	(In Thousands)
Cash and due from banks	$12,334	$11,499
Federal funds sold and other short-term investments	15,589	19,648
Cash and cash equivalents	27,923	31,147

Securities available for sale, at fair value	143,851	111,919
Federal Home Loan Bank of Boston stock, at cost	4,959	5,233
Loans held for sale	927	400
Loans, net of allowance for loan losses of $5,148
at June 30, 2012 and $5,473 at June 30, 2011	406,344	397,708
Other real estate owned	1,826	1,264
Premises and equipment, net	5,159	5,409
Accrued interest receivable	1,675	1,541
Deferred tax asset, net	3,402	4,904
Bank-owned life insurance	16,205	10,735
Other assets	3,686	3,066
	$615,957	$573,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$434,832	$417,255
Securities sold under agreements to repurchase	7,315	7,233
Short-term borrowings	3,000	-
Long-term debt	76,661	47,478
Mortgagors' escrow accounts	1,010	930
Accrued expenses and other liabilities	5,979	6,914
Total liabilities	528,797	479,810

Commitments and contingencies (Note 12)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,951,548
issued; 5,968,395 outstanding at June 30, 2012 and 6,799,499 outstanding at June 30, 2011)	80	80
Additional paid-in-capital	78,995	78,517
Unearned compensation - ESOP (402,796 shares unallocated at June 30, 2012 and
445,195 shares unallocated at June 30, 2011)	(4,028)	(4,452)
Unearned compensation - equity incentive plan	(225)	(871)
Retained earnings	32,473	30,327
Accumulated other comprehensive income	2,117	1,757
Treasury stock, at cost (1,983,153 shares at June 30, 2012 and 1,150,880 shares at June 30, 2011)	(22,252)	(11,842)
Total stockholders' equity	87,160	93,516
	$615,957	$573,326

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$21,805	$22,342	$23,475
Debt securities	2,981	3,140	4,049
Dividends	22	23	10
Federal funds sold and other short-term investments	25	42	23
Total interest and dividend income	24,833	25,547	27,557

Interest expense:
Deposits	4,197	5,569	7,102
Borrowings	1,567	2,062	2,638
Total interest expense	5,764	7,631	9,740

Net interest income	19,069	17,916	17,817
Provision for loan losses	425	1,900	4,337
Net interest income, after provision for loan losses	18,644	16,016	13,480

Non-interest income:
Customer service fees	1,712	1,862	1,914
Gain (loss) on sales or calls/impairment of securities, net	19	(77)	15
Gain on sales of loans, net	625	452	166
Increase in cash surrender value of bank-owned life insurance	470	410	416
Other	414	289	224
Total non-interest income	3,240	2,936	2,735

Non-interest expense:
Salaries and employee benefits	9,870	9,600	9,225
Occupancy and equipment	1,837	1,867	1,740
Data processing services	593	718	885
Advertising	663	774	915
Net loss on other real estate owned	41	2	286
FDIC insurance and assessment	310	609	596
Other general and administrative	3,771	3,509	3,454
Total non-interest expense	17,085	17,079	17,101

Income (loss) before income taxes	4,799	1,873	(886)

Income tax provision (benefit)	1,783	559	(533)

Net income (loss)	$3,016	$1,314	$(353)

Earnings (loss) per share
Basic	$0.52	$0.21	$(0.05)
Diluted	$0.51	$0.21	$(0.05)

Weighted average shares outstanding
Basic	5,806,977	6,247,438	6,528,355
Diluted	5,888,591	6,392,198	6,528,355

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2012, 2011 and 2010

					Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
	Common Stock		Paid-in	Compensation-	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Dollars In Thousands)
Balance at June 30, 2009	7,446,752	$79	$77,603	$(5,300)	$(2,127)	$30,986	$507	$(5,090)	$96,658
Comprehensive income:
Net loss	-	-	-	-	-	(353)	-	-	(353)
Net unrealized gain on securities
available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	1,362	-	1,362
Total comprehensive income									1,009
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(807)	-	-	(807)
Common stock repurchased	(329,478)	-	-	-	-	-	-	(3,499)	(3,499)
Stock-based compensation	-	-	326	-	632	-	-	-	958
Tax benefit from Equity Incentive Plan vesting	-	-	10	-	-	-	-	-	10
Forfeiture of restricted stock	-	-	-	-	45	(45)	-	-	-
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	20	424	-	-	-	-	444
Balance at June 30, 2010	7,117,274	79	77,959	(4,876)	(1,450)	29,781	1,869	(8,589)	94,773
Comprehensive income:
Net income	-	-	-	-	-	1,314	-	-	1,314
Net unrealized loss on securities
available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(112)	-	(112)
Total comprehensive income									1,202
Issuance of common stock for exercise of stock options	500	1	-	-	-	-	-	-	1
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(768)	-	-	(768)
Common stock repurchased	(318,275)	-	-	-	-	-	-	(3,253)	(3,253)
Stock-based compensation	-	-	452	-	579	-	-	-	1,031
Tax benefit from Equity Incentive Plan vesting	-	-	46	-	-	-	-	-	46
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	60	424	-	-	-	-	484
Balance at June 30, 2011	6,799,499	80	78,517	(4,452)	(871)	30,327	1,757	(11,842)	93,516
Comprehensive income:
Net income	-	-	-	-	-	3,016	-	-	3,016
Net unrealized gain on securities
available for sale, net of reclassification adjustment and tax effects	-	-	-	-	-	-	360	-	360
Total comprehensive income									3,376
Issuance of common stock for exercise of stock options	1,169	-	-	-	-	-	-	-	-
Cash dividends paid ($0.14 per share)	-	-	-	-	-	(820)	-	-	(820)
Common stock repurchased	(832,273)	-	-	-	-	-	-	(10,410)	(10,410)
Stock-based compensation	-	-	330	-	596	-	-	-	926
Tax benefit from Equity Incentive Plan vesting	-	-	42	-	-	-	-	-	42
Forfeiture of restricted stock	-	-	-	-	50	(50)
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	106	424	-	-	-	-	530
Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$3,016	$1,314	$(353)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	425	1,900	4,337
Changes in fair value of mortgage servicing rights	(159)	(155)	(222)
Net amortization of securities	199	181	316
Depreciation and amortization	764	776	745
Impairment loss on securities	-	58	-
Loss (gain) on sales or calls of securities, net	(19)	19	(15)
Loans originated for sale	(23,073)	(18,971)	(16,455)
Proceeds from loan sales	23,171	19,956	16,603
Gain on sales of loans, net	(625)	(452)	(166)
Write-down of other real estate owned	93	17	286
Realized gain on sale of other real estate owned	(52)	(15)	-
Increase in cash surrender value of bank-owned
life insurance	(470)	(410)	(416)
Deferred tax provision (benefit)	1,296	(1,385)	(1,257)
Employee Stock Ownership Plan expense	530	484	444
Stock-based compensation	926	1,031	958
Tax benefit from Equity Incentive Plan vesting	(42)	(46)	(10)
Net change in:
Accrued interest receivable	(134)	210	54
Other assets	(461)	1,014	(1,275)
Accrued expenses and other liabilities	(893)	2,025	(1,823)
Net cash provided by operating activities	4,492	7,551	1,751

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,308	902	484
Maturities and calls	1,000	29,818	11,981
Principal payments	29,766	31,374	33,135
Purchases	(63,620)	(63,105)	(38,007)
Purchase of loans	(8,390)	-	(5,769)
Loan (originations), net of principal payments	(1,578)	12,242	(24,633)
Proceeds from sale of other real estate owned	304	409	254
Purchase of bank-owned life insurance	(5,000)	-	-
Redemption of Federal Home Loan Bank stock	274	-	-
Purchase of premises and equipment	(514)	(1,088)	(1,463)
Net cash provided (used) by investing activities	(46,450)	10,552	(24,018)

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	17,577	(2,805)	38,583
Net change in repurchase agreements	82	427	(4,066)
Net change in short-term borrowings	3,000	-	(1,500)
Proceeds from issuance of long-term debt	35,411	782	3,443
Repayment of long-term debt	(6,228)	(11,500)	(16,162)
Net change in mortgagors' escrow accounts	80	81	50
Tax benefit from Equity Incentive Plan vesting	42	46	10
Issuance of common stock for exercise of stock options	-	1	-
Repurchase of common stock	(10,410)	(3,253)	(3,499)
Payment of dividends on common stock	(820)	(768)	(807)
Net cash provided (used) by financing activities	38,734	(16,989)	16,052

Net change in cash and cash equivalents	(3,224)	1,114	(6,215)

Cash and cash equivalents at beginning of year	31,147	30,033	36,248

Cash and cash equivalents at end of year	$27,923	$31,147	$30,033

Supplemental cash flow information:
Interest paid on deposits	$4,197	$5,569	$7,102
Interest paid on borrowings	1,597	2,093	2,685
Income taxes paid	284	675	1,142
Change in due to broker	-	2,016	1,000
Transfers from loans to other real estate owned	907	764	89

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

        The accompanying consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts-chartered stock savings bank. The Company contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the Employee Stock Ownership Plan (“ESOP”) to allow it to purchase shares of the Company’s common stock. The Bank has three wholly-owned subsidiaries; Hampden Investment Corporation and Hampden Investment Corporation II, both of which engage in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency which is inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification

        Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLB"), is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of the Bank’s outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2012, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value in the aggregate, as determined by outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. As of June 30, 2012 and 2011, the Company had no material derivative loan commitments.

Loans

        The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in Hampden County, Massachusetts and surrounding communities. The ability of the Company's debtors to honor their contracts is dependent upon the local real estate market and economy.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated and purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        The accrual of interest on mortgage and commercial loans is discontinued when reasonable doubt exists as to the full collection of interest and principal or at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual term of the loans. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are reclassified to accrual status once the borrower has shown the ability and an acceptable history of repayment of six months.

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

Specific allocation

Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future discounted cash flows. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due unless an evaluation clearly indicates that the loan is well secured and in the process of collection. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, adjusted for market conditions and selling expenses, if the loan is collateral dependent.

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment unless such loans are subject to a troubled debt restructuring agreement.

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2012.

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

The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent unless there is private mortgage insurance. All loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Home equity loans - Loans in this segment are secured by first or second mortgages on one-to-four family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. Home equity lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

Residential construction loans – Loans in this segment primarily include construction to permanent non-speculative real estate loans. All loans in this segment are collateralized by one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has broker funded cash reserve accounts for manufactured home loans that can be used for pre-payments and losses. These reserve accounts totaled $601,000 at June 30, 2012 compared to $810,000 at June 30, 2011.

Other consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar risk characteristics. The most common types of modifications include below market interest rate reductions, deferrals of principal and maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company's Collections Department for resolution, which may result in foreclosure. The Company's determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

The Company's nonaccrual policy is followed for TDRs. If the loan was current prior to modification, nonaccrual status may not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six months.

TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring. All TDRs are initially reported as impaired.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Servicing

Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation technique using the present value of estimated future cash flows calculated using current market discount rates. Servicing assets are measured at fair value at each reporting period and changes in fair value are recognized in income and are included in other income in the period in which the change occurs

Transfers of financial assets

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

The Company has no material uncertain tax positions as of June 30, 2012 or 2011.

The Company records interest and penalties as part of income tax expense. No interest and penalties were recorded for the years ended June 30, 2012, 2011 and 2010.

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Unrealized holding gains (losses) on available-for-sale securities	$584	$(289)	$2,188
Reclassification adjustment for loss (gains) realized in income	(19)	19	(15)
Reclassification adjustment for other-than-temporary impairment of securities	-	58	-
Net unrealized gain (loss)	565	(212)	2,173
Tax effect	205	100	811
Net-of-tax amount	$360	$(112)	$1,362

The components of accumulated other comprehensive income and related tax effects are as follows:

	At June 30,
	2012	2011
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$3,313	$2,748
Tax effects	(1,196)	(991)
Net-of-tax amount	$2,117	$1,757

Earnings Per Common Share

Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as unvested restricted stock or shares subject to options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction of stockholders' equity, and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations when committed to be released. Unvested restricted shares are not considered outstanding in the computation of basic earnings per share since the rights to the dividends are forfeitable.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share have been computed based upon the following:

	Years Ended June 30,
	2012	2011	2010

Net income (loss) applicable to common stock (in thousands)	$3,016	$1,314	$(353)

Average number of shares issued	7,950,748	7,949,950	7,949,879
Less: average unallocated ESOP shares	(425,660)	(468,056)	(510,457)
Less: average treasury stock	(1,631,852)	(1,077,964)	(698,674)
Less: average unvested restricted stock awards	(86,259)	(156,492)	(212,393)
Average number of basic shares outstanding	5,806,977	6,247,438	6,528,355

Plus: dilutive unvested restricted stock awards	37,545	129,162	-
Plus: dilutive stock option shares	44,069	15,598	-
Average number of diluted shares outstanding	5,888,591	6,392,198	6,528,355

Basic earnings (loss) per share	$0.52	$0.21	$(0.05)
Diluted earnings (loss) per share	$0.51	$0.21	$(0.05)

There were 553,000 stock options for the year ended June 30, 2010 that were excluded from the diluted earnings per share calculation because their effect was anti-dilutive. For the year ended June 30, 2010, there were 173,136 shares of restricted stock that were excluded from the diluted earnings per share because their effect was anti-dilutive.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes, as modified by ASU 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early application is permitted. This guidance will not have a material effect on the Company’s consolidated financial statements.

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

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2012 and 2011, these reserve balances amounted to $5.0 million and $4.2 million, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,134	$10	$(8)	$6,136
Residential mortgage-backed securities:
Agency	130,157	3,419	(33)	133,543
Non-agency	4,196	53	(131)	4,118
Total debt securities	140,487	3,482	(172)	143,797
Marketable equity securities	51	3	-	54
Total securities available for sale	$140,538	$3,485	$(172)	$143,851

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$1,000	$-	$-	$1,000
Corporate bonds	996	3	-	999
Residential mortgage-backed securities:
Agency	100,758	2,810	(28)	103,540
Non-agency	6,366	90	(129)	6,327
Total debt securities	109,120	2,903	(157)	111,866
Marketable equity securities	51	2	-	53
Total securities available for sale	$109,171	$2,905	$(157)	$111,919

Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2012 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Over 1 year through 5 years	$6,134	$6,136
Total bonds and obligations	6,134	6,136
Residential mortgage-backed securities:
Agency	130,157	133,543
Non-agency	4,196	4,118
Total debt securities	$140,487	$143,797

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

For the years ended June 30, 2012, 2011 and 2010, proceeds from sales of securities available for sale amounted to $1.3 million, $902,000 and $484,000, respectively. For the same periods, gross realized gains amounted to $19,000, $62,000 and $68,000, respectively, and gross realized losses amounted to $0, $81,000 and $53,000, respectively. The tax provision (benefit) applicable to the net realized gains and losses amounted to $6,000, ($6,000) and $5,000, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2012:
Corporate bonds	$8	$2,024	$-	$-	$8	$2,024
Residential mortgage-backed securities:
Agency	25	8,435	8	409	33	8,844
Non-agency	-	-	131	2,066	131	2,066
	$33	$10,459	$139	$2,475	$172	$12,934

June 30, 2011:
Residential mortgage-backed securities:
Agency	$21	$10,890	$7	$838	$28	$11,728
Non-agency	3	211	126	2,506	129	2,717
	$24	$11,101	$133	$3,344	$157	$14,445

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At June 30, 2012, no marketable equity securities had unrealized losses. There was no impairment charge recognized for the years ended June 30, 2012 and 2010. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to represent OTTI for the year ended June 30, 2011.

At June 30, 2012, twenty-two debt securities had unrealized losses with aggregate depreciation of 1.3% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. The unrealized losses in corporate bonds and residential mortgage-backed agency securities were primarily caused by interest rate changes. As management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At June 30, 2012, ten securities issued by private mortgage originators had unrealized losses. Such securities had an amortized cost of $2.2 million and a fair value of $2.1 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement. These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement. Based on this review, management determined that no OTTI existed as of June 30, 2012.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LOAN SERVICING

In the ordinary course of business, the Company sells real estate loans to the secondary market. The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold. Calculation of the fair value of mortgage servicing assets is based on Service Release Premium (“SRP”) rates for conforming fixed rate mortgages obtained from correspondent lenders.  SRP rates vary based on the outstanding balances of the mortgages, interest rates and maturity dates and are periodically adjusted based on mortgage prepayments and market conditions.

The changes in servicing assets, included in other assets, measured using fair value are as follows:

	Years Ended June 30,
	2012	2011
	(In Thousands)
Fair value at the beginning of year	$445	$501
Capitalized servicing assets	159	99
Changes in fair value	(159)	(155)
Fair value at end of year	$445	$445

The unpaid principal balance of mortgages serviced for others was $61.0 million and $53.6 million at June 30, 2012 and June 30, 2011, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2012, 2011, and 2010, amounts recognized for loan servicing fees amounted to $239,000, $237,000, and $222,000, respectively, which are included in other non-interest income in the statement of operations.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS

A summary of the balances of loans follows:

	June 30,
	2012	2011
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$112,294	$121,462
Commercial	152,965	151,395
Home equity:
First lien	31,609	22,092
Second lien	41,374	40,883
Construction:
Residential	4,149	3,635
Commercial	2,404	1,630
Total mortgage loans on real estate	344,795	341,097

Other loans:
Commercial	35,567	35,739
Consumer:
Manufactured homes	21,169	20,073
Automobile and other secured loans	6,385	2,270
Other	769	1,399
Total other loans	63,890	59,481
Total loans	408,685	400,578

Net deferred loan costs	2,807	2,603
Allowance for loan losses	(5,148)	(5,473)
Total loans, net	$406,344	$397,708

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2012 and 2011, the Company was servicing loans for participants aggregating $28,419,000 and $28,025,000, respectively.

During fiscal year 2012, the Company purchased automobile loans and manufactured home loans aggregating $5.1 million and $3.3 million, respectively, and sold residential loans servicing retained and servicing released aggregating $16.9 million and $6.3 million, respectively.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial construction and commercial loans. The Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. All commercial credits rated 6 or worse and residential and consumer non-accrual loans are reviewed on a quarterly basis by management. At origination, management assigns risk ratings to one-to-four family residential loans, home equity loans, residential construction loans, manufactured home loans, and other consumer loans. The Company updates these risk ratings as needed based primarily on delinquency, bankruptcy, or tax delinquency.

The following tables present the Company’s loans by risk rating at June 30, 2012 and 2011:

June 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$110,071	$130,316	$31,456	$41,030	$4,149	$2,404
Loans rated 6	957	6,602	89	275	-	-
Loans rated 7	810	16,047	64	69	-	-
Loans rated 8	456	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$29,539	$20,831	$6,377	$765	$376,938
Loans rated 6	968	136	8	4	9,039
Loans rated 7	5,060	179	-	-	22,229
Loans rated 8	-	23	-	-	479
Loans rated 9	-	-	-	-	-
	$35,567	$21,169	$6,385	$769	$408,685

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

The results of the Company’s quarterly process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Loan Review Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan losses calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The Company had two new TDR loan relationships in the year ended June 30, 2012. One loan relationship consists of a home equity loan and a one-to-four family residential loan totaling $232,000. The Company capitalized the interest and expenses and restructured the payments for these loans. The restructure did not result in any impairment from the present value of expected future cash flows discounted at the loan’s effective interest rate. The second new TDR loan relationship is a commercial loan totaling $686,000 where the maturity date was extended by two years and a small impairment amount was calculated from the present value of expected future cash flows discounted at the loan’s effective interest rate. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the year ended June 30, 2012. This loan relationship included four loans comprised of two one-to-four family residential loans totaling $199,000, one home equity loan totaling $26,000, and one commercial real estate loan totaling $170,000 as of June 30, 2012.  As of June 30, 2011, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of past due and non-accrual loans:

	June 30, 2012
			90 Days		Past Due 90
	30-59 Days	60-89 Days	or Greater	Total	Days or More	Loans on
	Past Due	Past Due	Past Due	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$930	$275	$878	$2,083	$-	$1,266
Commercial	-	-	-	-	-	218
Home equity:
First lien	39	114	-	153	-	-
Second lien	134	-	-	134	-	68
Commercial	25	-	556	581	-	597
Consumer:
Manufactured homes	183	122	133	438	-	133
Automobile and other secured loans	8	-	-	8	-	-
Other	4	-	-	4	-	-
Total	$1,323	$511	$1,567	$3,401	$-	$2,282

	June 30, 2011
			90 Days		Past Due 90
	30-59 Days	60-89 Days	or Greater	Total	Days or More	Loans on
	Past Due	Past Due	Past Due	Past Due	and Still Accruing	Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$566	$734	$1,489	$2,789	$-	$2,635
Commercial	148	-	1,294	1,442	-	1,719
Home equity:
First lien	-	-	41	41	-	41
Second lien	-	-	273	273	-	386
Commercial	19	759	532	1,310	-	1,366
Consumer:
Manufactured homes	95	-	68	163	-	68
Automobile and other secured loans	10	-	-	10	-	-
Total	$838	$1,493	$3,697	$6,028	$-	$6,215

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of impaired loans:

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,269	$1,493	$-
Commercial	3,090	3,150	-
Home equity:
Second lien	69	69	-
Other loans:
Commercial	3,345	4,853	-
Manufactured Homes	133	133
Total	7,906	9,698	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,484	8,484	221
Other loans:
Commercial	686	686	1
Total	9,170	9,170	222
Total impaired loans	$17,076	$18,868	$222

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$737	$737	$-
Commercial	4,008	5,344	-
Home equity:
First lien	42	50	-
Second lien	406	406	-
Construction:
Commercial	310	310	-
Other loans:
Commercial	3,216	4,844	-
Manufactured Homes	68	68
Total	8,787	11,759	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	1,897	1,903	284
Commercial	8,237	8,237	290
Other loans:
Commercial	1,698	1,698	21
Total	11,832	11,838	595
Total impaired loans	$20,619	$23,597	$595

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

At June 30, 2012, the Company has one performing impaired loan that has $327,000 committed to be advanced.  Information pertaining to impaired loans for the years ended June 30, 2012, 2011 and 2010 are as follows:

	For The Year Ended June 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,789	$10,482	$-	$253	$-	$232	$4,606	$104	$-	$-	$17,466

Interest income recognized on impaired loans	$69	$701	$-	$4	$-	$15	$222	$-	$-	$-	$1,011

Interest income recognized on a cash basis on impaired loans	$89	$685	$-	$4	$-	$15	$226	$1	$-	$-	$1,020

	For The Year Ended June 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,995	$9,332	$36	$257	$-	$579	$5,693	$14	$-	$-	$17,906

Interest income recognized on impaired loans	$124	$952	$-	$12	$-	$21	$358	$5	$-	$-	$1,472

Interest income recognized on a cash basis on impaired loans	$124	$907	$-	$12	$-	$20	$350	$5	$-	$-	$1,418

	For The Year Ended June 30, 2010
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$332	$7,751	$-	$20	$-	$230	$7,216	$-	$-	$1	$15,550

Interest income recognized on impaired loans	$21	$678	$-	$1	$-	$15	$294	$-	$-	$-	$1,009

Interest income recognized on a cash basis on impaired loans	$19	$630	$-	$1	$-	$14	$276	$-	$-	$-	$940

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

Information pertaining to the allowance for loan losses and recorded investment in loans for the years ended June 30, 2012 and 2011 are as follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Year Ended June 30, 2012
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Charge-offs	(391)	(166)	(69)	-	-	-	(213)	-	-	(20)	(859)
Recoveries	71	16	5	-	-	-	11	-	-	6	109
Provision (credit)	292	(412)	74	(41)	5	(12)	151	375	25	(32)	425
Ending balance	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Ending balance: Individually evaluated for impairment	$-	$221	$-	$-	$-	$-	$1	$-	$-	$-	$222
Ending balance: Collectively evaluated for impairment	$865	$2,139	$206	$280	$38	$20	$968	$375	$25	$10	$4,926
Loans:
Ending balance	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404	$35,567	$21,169	$6,385	$769	$408,685
Ending balance: Individually evaluated for impairment	$1,269	$11,574	$-	$69	$-	$-	$4,031	$133	$-	$-	$17,076
Ending balance: Collectively evaluated for impairment	$111,025	$141,391	$31,609	$41,305	$4,149	$2,404	$31,536	$21,036	$6,385	$769	$391,609

Year Ended June 30, 2011
Allowance:
Beginning balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$-	$52	$6,314
Charge-offs	(147)	(2,000)	(13)	(65)	-	-	(530)	-	-	(16)	(2,771)
Recoveries	8	-	-	-	-	-	21	-	-	1	30
Provision (credit)	(143)	2,655	44	55	(27)	32	(735)	-	-	19	1,900
Ending balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Ending balance: Individually evaluated for impairment	$284	$290	$-	$-	$-	$-	$21	$-	$-	$-	$595
Ending balance: Collectively evaluated for impairment	$609	$2,632	$196	$321	$33	$32	$999	$-	$-	$56	$4,878
Loans:
Ending balance	$121,462	$151,395	$22,092	$40,883	$3,635	$1,630	$35,739	$20,073	$2,270	$1,399	$400,578
Ending balance: Individually evaluated for impairment	$2,634	$12,245	$42	$406	$-	$310	$4,914	$68	$-	$-	$20,619
Ending balance: Collectively evaluated for impairment	$118,828	$139,150	$22,050	$40,477	$3,635	$1,320	$30,825	$20,005	$2,270	$1,399	$379,959

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Concluded)

Activity in the allowance for loan losses for 2010 was as follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Year Ended June 30, 2010
Allowance:
Beginning balance	$887	$1,461	$458	$-	$82	$-	$781	$-	$-	$73	$3,742
Charge-offs	(39)	(184)	(23)	-	-	-	(1,511)	-	-	(15)	(1,772)
Recoveries	2	-	-	-	-	-	3	-	-	2	7
Provision	325	990	(270)	331	(22)	-	2,991	-	-	(8)	4,337
Ending balance	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$-	$52	$6,314
Ending balance: Individually evaluated for impairment	$21	$973	$-	$-	$-	$-	$378	$-	$-	$-	$1,372
Ending balance: Collectively evaluated for impairment	$1,154	$1,294	$165	$331	$60	$-	$1,886	$-	$-	$52	$4,942

6. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2012	2011	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$763	$763
Buildings and improvements	5,606	5,603	5 - 39 Years
Leasehold improvements	2,728	2,355	5 - 10 Years
Equipment	5,191	5,053	3 - 10 Years
	14,288	13,774
Accumulated depreciation and amortization	(9,129)	(8,365)
	$5,159	$5,409

Depreciation and amortization expense for the years ended June 30, 2012, 2011 and 2010 amounted to $764,000, $776,000 and $745,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEPOSITS

A summary of deposit balances by type is as follows:

	At June 30,
	2012	2011
	(In Thousands)

Demand	$60,108	$51,300
NOW	43,579	39,062
Regular and other savings	97,095	84,829
Money market deposits	56,194	48,526
Total non-certificate accounts	256,976	223,717
Term certificates less than $100,000	73,921	82,038
Term certificates of $100,000 and greater	103,935	111,500
Total certificate accounts	177,856	193,538
Total deposits	$434,832	$417,255

At June 30, 2012, the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2013	$84,991
2014	47,026
2015	20,854
2016	15,202
2017	9,369
2018	414
$177,856

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2012 and 2011, repurchase agreements outstanding amounted to $7.3 million and $7.2 million, respectively, with a weighted average interest rate of 0.10% and 0.15%, respectively. At June 30, 2012 and 2011, securities with an amortized cost of $12.8 million and $9.5 million, respectively, and a fair value of $13.3 million and $9.8 million, respectively, were pledged to secure repurchase agreements.

9. SHORT-TERM BORROWINGS

Short-term borrowings consist of FHLB advances with an original maturity within one year at a weighted average rate of 1.23% at June 30, 2012. The Company had $3.0 million in short-term borrowings as June 30, 2012. There were no short-term borrowings at June 30, 2011. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage and first lien fixed rate home equity loans on owner-occupied residential property.

At June 30, 2012 and 2011, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $10.0 million and $2.0 million, respectively, of which there were no amounts outstanding.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT

A summary of outstanding fixed rate advances from the FHLB at June 30, 2012 and 2011 is as follows:

		Amount		Weighted Average Rate
		2012	2011	2012	2011
		(In Thousands)
Advances maturing in the years ending June 30,
	2012	$-	$21,228	-%	4.33%
	2013	-	9,250	-	4.13
*	2014	5,311	5,365	3.96	3.96
*	2015	12,300	5,135	1.79	3.26
	2016	28,800	500	1.47	2.53
	2017	22,000	2,000	2.03	4.19
	2018	8,250	4,000	2.85	3.19
Total FHLB advances		$76,661	$47,478	1.98%	4.01%

* At June 30, 2012, includes amortizing advances aggregating $5.3 million requiring combined monthly principal and interest payments of $145,000.

Certain FHLB advances are callable in the amount of $11.0 million commencing in fiscal 2013. These advances have maturity dates in fiscal years 2014, 2015, 2017 and 2018.

11.   INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Current tax provision:
Federal	$452	$1,534	$502
State	35	410	222
	487	1,944	724

Deferred tax provision (benefit):
Federal	1,019	(955)	(933)
State	252	(330)	(324)
	1,271	(1,285)	(1,257)
Change in valuation reserve	25	(100)	-
	1,296	(1,385)	(1,257)
Total tax provision (benefit)	$1,783	$559	$(533)

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2012	2011	2010
Statutory tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.9	2.8	(7.6)
Dividends received deduction	-	(0.2)	(0.3)
Bank-owned life insurance	(3.2)	(7.0)	(16.0)
Change in valuation allowance	0.5	(5.3)	-
Stock options	1.8	4.4	9.1
Change in estimated effective tax rate	-	-	(13.8)
Other, net	0.2	1.1	2.4
Effective income tax rate	37.2%	29.8%	(60.2)%

The components of the net deferred tax asset are as follows:

	June 30,
	2012	2011
	(In Thousands)
Deferred tax assets:
Federal	$4,947	$5,665
State	1,207	1,371
	6,154	7,036
Valuation reserve	(735)	(710)
	5,419	6,326
Deferred tax liabilities:
Federal	(1,731)	(1,243)
State	(286)	(179)
	(2,017)	(1,422)
Net deferred tax asset	$3,402	$4,904

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2012	2011
	(In Thousands)
Non-accrued interest income	$76	$119
Net unrealized gain on securities available for sale	(1,196)	(991)
Depreciation	449	343
Mortgage servicing rights	(178)	(178)
Allowance for loan losses	2,076	3,479
Employee benefit plans	2,403	1,998
Charitable contribution carryover	797	848
Other-than-temporary impairment of securities	327	191
Other, net	(617)	(195)
Valuation allowance for charitable contribution carryover	(735)	(710)
Net deferred tax asset	$3,402	$4,904

In fiscal 2012, the Company increased the valuation allowance by $25,000 against the deferred tax asset related to the charitable contribution carryforward. In fiscal 2011, the Company decreased the valuation allowance by $100,000. No adjustment to the valuation allowance was required in fiscal 2010. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million that will expire on October 31, 2012. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion.

As of June 30, 2012, management believes it is more likely than not that the net deferred tax assets, after the valuation allowance, will be realizable through future earnings and future reversals of existing taxable temporary differences.

The federal income tax reserve for loan losses at the Company's base year amounted to $2.2 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserves solely to absorb loan losses, a deferred income tax liability of $888,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under applicable statutes of limitation by the Internal Revenue Service for the years ended October 31, 2008 through 2011. The years open to examination by state taxing authorities vary by jurisdiction, however, no years prior to October 31, 2008 are open.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Continued)

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2012	2011
	(In Thousands)
Commitments to grant loans	$22,543	$10,198
Unadvanced funds on home equity lines-of-credit	32,679	31,921
Unadvanced funds on personal lines-of-credit	1,894	1,940
Unadvanced funds on commercial lines-of-credit	31,764	23,214
Unadvanced funds on construction loans	6,686	2,046
Unadvanced funds due mortgagors	65	172
Standby letters of credit	640	2,620

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash, business assets, or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of the liability related to guarantees at June 30, 2012 and 2011 is not material.

Operating Leases

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2012, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

Years Ending June 30,	Amount
(In Thousands)
2013	$290
2014	257
2015	243
2016	236
2017	231
Thereafter	1,531
$2,788

The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $324,000, $302,000 and $289,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Concluded)

Employment and change-of-control agreements

The Company entered into employment agreements with the Company’s Chief Executive Officer and President. The employment agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of each agreement is three years. The term automatically extends at the conclusion of the initial term for a successive term of three years, unless notice not to renew is given by either party, or unless the agreement is earlier terminated by the parties. Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer. Our employment agreements also provide certain termination and change in control benefits and payments. Under the agreements, if within the period ending two years after a change in control as defined in the agreements, Hampden Bank or Hampden Bancorp terminates the Executive without “cause” or the Executive resigns with “good reason”, as defined in the agreements, the Company’s Chief Executive Officer and President would be entitled to a severance payment equal to three times and two times, respectively, the average of his annual compensation for the five preceding taxable years.

The Company entered into change-in-control agreements with certain other officers. Depending on the officer, the change-in-control agreements provide for a severance payment equal to either one (1) or two (2) times the individual’s average annual compensation for the five most recent taxable years.  The initial term of each agreement is two years. The terms of each change-in-control agreement may be extended by the Board of Directors of the Company for an additional year.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012 and 2011, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2012:

Total capital (to risk weighted assets):
Consolidated	$90,146	21.2%	$33,961	8.0%	N/A	N/A
Bank	80,032	19.0	33,649	8.0	$42,061	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,998	20.0	16,981	4.0	N/A	N/A
Bank	74,884	17.8	16,825	4.0	25,237	6.0

Tier 1 capital (to average assets):
Consolidated	84,998	13.9	24,433	4.0	N/A	N/A
Bank	74,884	12.3	24,329	4.0	30,411	5.0

As of June 30, 2011:

Total capital (to risk weighted assets):
Consolidated	$95,399	23.9%	$31,978	8.0%	N/A	N/A
Bank	76,854	19.4	31,673	8.0	$39,591	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	90,396	22.6	15,989	4.0	N/A	N/A
Bank	71,898	18.2	15,836	4.0	23,754	6.0

Tier 1 capital (to average assets):
Consolidated	90,396	15.8	22,911	4.0	N/A	N/A
Bank	71,898	12.9	22,350	4.0	27,938	5.0

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2012
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$87,160	$87,160
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(10,115)
Accumulated gains on securities available for sale, net of tax	(2,117)	(2,116)
Mortgage servicing rights	(45)	(45)
Total Tier 1 capital	84,998	74,884
Adjustments for total capital:
Allowance for loan losses	5,148	5,148
Total capital per regulatory reporting	$90,146	$80,032

	June 30, 2011
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$93,516	$93,516
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(18,765)
Accumulated gains on securities available for sale, net of tax	(1,757)	(1,733)
Disallowed deferred tax assets	(1,319)	(1,076)
Mortgage servicing rights	(44)	(44)
Total Tier 1 capital	90,396	71,898
Adjustments for total capital:
Allowance for loan losses	5,003	4,956
Total capital per regulatory reporting	$95,399	$76,854

14. EMPLOYEE BENEFIT PLANS

401(k) plan

The Company provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2012, 2011 and 2010 amounted to $220,000, $232,000 and $211,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Supplemental retirement benefits

The Company has entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the years ended June 30, 2012, 2011 and 2010 amounted to $382,000, $429,000 and $467,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $3.0 million at June 30, 2012 and $2.7 million at June 30, 2011.

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

At June 30, 2012, the principal balance on the ESOP debt is payable as follows:

Year Ending June 30,	Amount
(In Thousands)
2013	$339
2014	369
2015	399
2016	432
2017	467
Thereafter	2,984
$4,990

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

Shares held by the ESOP include the following:

	June 30,
	2012	2011	2010
Allocated	199,907	163,146	124,416
Committed to be allocated	21,200	21,200	21,200
Unallocated	402,796	445,195	487,594
	623,903	629,541	633,210

 Total Compensation expense related to the ESOP for the years ended June 30, 2012, 2011 and 2010 was $530,000, $484,000 and $444,000, respectively. The total fair value of the unallocated shares as of June 30, 2012, 2011 and 2010 was $5.2 million, $5.9 million and $4.6 million, respectively.

15. EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. For the options that were awarded on April 29, 2008, the vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its chief executive officer vest over four years from date of grant at 25% per year. During the year ended June 30, 2012, 15,000 stock options with an exercise price of $12.09 per share were awarded to an employee. For the options that were awarded in fiscal year 2012, the vesting period is four years from date of grant. During the year ended June 30, 2011, 5,000 stock options with an exercise price of $10.00 per share were awarded to an employee. For the options that were awarded in fiscal year 2011, the vesting period is three years from date of grant. There are 233,987 stock options that are available to be granted to directors and employees as of June 30, 2012. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted During The Year Ended June 30, 2012
Fair Value	$3.44
Expected dividends	0.94%
Expected term (years)	6.25
Expected volatility	27.97%
Risk-free interest rate	2.19%

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY INCENTIVE PLAN (Concluded)

A summary of options under the Plan for the year ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at June 30, 2011	557,500	$10.89
Granted	15,000	12.09
Exercised	(3,800)	10.90
Forfeited or expired	(12,000)	10.90
Outstanding at June 30, 2012	556,700	$10.92	5.9
Options exerciseable	449,366	$10.93	5.8

Share-based compensation expense applicable to stock options was $330,000, $452,000 and $326,000 for the years ended June 30, 2012, 2011 and 2010, respectively, and the recognized tax benefit related to this expense was $84,000, $82,000 and $72,000, respectively. As of June 30, 2012, unrecognized stock-based compensation expense related to nonvested options amounted to $230,000. This amount is expected to be recognized over a weighted average period of 0.8 years.  The intrinsic value of all stock options outstanding and exercisable at June 30, 2012 was $1,592,000 and $1,278,000, respectively. The intrinsic value of the stock options that were exercised in fiscal 2012 was $10,800.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% - 25% per year. During the year ended June 30, 2011, 12,000 shares of restricted stock were awarded with a grant date fair value of $10.00 per share to the Company’s CEO that vest over an eighteen month period.  The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation expense related to restricted stock awards of $596,000, $579,000 and $632,000 for the years ended June 30, 2012, 2011 and 2010, respectively. The tax benefit related to the vesting of restricted stock awards was $0, $46,000 and $10,000 for the years ended June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, there was $225,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 0.6 years.

A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares
Balance at July 1, 2011	119,707
Granted	-
Vested	(67,705)
Cancelled	-
Forfeited	(4,906)
Balance at June 30, 2012	47,096

The aggregate fair value of the stock awards that vested in fiscal 2012 was $808,000.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Concluded)

At June 30, 2012, the Bank’s retained earnings available for the payment of dividends was $38.7 million. At June 30, 2012, $38.4 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7.7 million.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In 2007, as part of the conversion to a stock company, the Company established a liquidation account in an amount equal to the net worth of the Bank as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the conversion. The amount of the liquidation account as of June 30, 2012 is $6.7 million, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

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

Securities available for sale: The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, corporate bonds and other obligations, mortgage-backed securities and common stocks. The fair values used by the Company are obtained from an independent pricing service which have not been adjusted by management. The fair values represent either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.

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

Securities sold under agreements to repurchase and short-term borrowings: The carrying amount of repurchase agreements and short-term borrowings approximates fair value.

Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2012 and 2011 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
June 30, 2012	(Dollars in thousands)
Debt securities:
Corporate bonds	$-	$6,136	$-	$6,136
Residential mortgage-backed securities:
Agency	-	133,543	-	133,543
Non-agency	-	4,118	-	4,118
Total debt securities	-	143,797	-	143,797
Marketable equity securities	54	-	-	54
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$54	$143,797	$445	$144,296

June 30, 2011
Debt securities:
Government-sponsored enterprises	$-	$1,000	$-	$1,000
Corporate bonds	-	999	-	999
Residential mortgage-backed securities:
Agency	-	103,540	-	103,540
Non-agency	-	6,327	-	6,327
Total debt securities	-	111,866	-	111,866
Marketable equity securities	53	-	-	53
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$53	$111,866	$445	$112,364

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The table below presents, for the years ended June 30, 2012 and 2011, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights
(In Thousands)
Balance as of July 1, 2010	$501

Total realized and unrealized losses included in net income	(155)
Capitalized servicing assets	99
Transfers in and/or out of Level 3	-

Balance as of June 30, 2011	445
Total realized and unrealized losses included in net income	(159)
Capitalized servicing assets	159
Transfers in and/or out of Level 3	-

Balance as of June 30, 2012	$445

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2012 and 2011:

	Level 1	Level 2	Level 3
June 30, 2012	(In thousands)
Impaired loans	$-	$-	$1,055
Other real estate owned	-	-	1,826
Total assets	$-	$-	$2,881

June 30, 2011
Impaired loans	$-	$-	$2,677
Other real estate owned	-	-	1,264
Total assets	$-	$-	$3,941

During the years ended June 30, 2012 and 2011 there were no transfers from levels 1, 2, or 3.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $121,000 loss on impaired loans for the year ended June 30, 2012 compared to a $726,000 gain and a $2.8 million loss for years ended June 30, 2011 and 2010, respectively. Any resulting losses are recognized in earnings through the provision for loan losses. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $362,000 loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2012. The Company had a $173,000 loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2011. The Company had a $286,000 loss on OREO that was charged to earnings for the year ended June 30, 2010.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

The carrying amounts and related estimated fair values of the Company's financial instruments follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30,
	2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$27,923	$27,923	$-	$-	$27,923
Securities available for sale	143,851	54	143,797	-	143,851
Federal Home Loan Bank stock	4,959	-	-	4,959	4,959
Loans held for sale	927	-	-	927	927
Loans, net	406,344	-	-	425,782	425,782
Accrued interest receivable	1,675	-	-	1,675	1,675
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	434,832	-	-	437,725	437,725
Securities sold under agreements to repurchase	7,315	-	-	7,315	7,315
Short-term borrowings	3,000	-	3,000	-	3,000
Long-term debt	76,661	-	78,220	-	78,220
Mortgagors' escrow accounts	1,010	-	-	1,010	1,010

(1) Included in other assets.

	June 30,
	2011
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,147	$31,147	$-	$-	$31,147
Securities available for sale	111,919	53	111,866	-	111,919
Federal Home Loan Bank stock	5,233	-	-	5,233	5,233
Loans held for sale	400	-	-	400	400
Loans, net	397,708	-	-	408,365	408,365
Accrued interest receivable	1,541	-	-	1,541	1,541
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	417,255	-	-	420,184	420,184
Securities sold under agreements to repurchase	7,233	-	-	7,233	7,233
Long-term debt	47,478	-	50,283	-	50,283
Mortgagors' escrow accounts	930	-	-	930	930

(1) Included in other assets.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial information pertaining only to the parent company, Hampden Bancorp, Inc., is as follows:

BALANCE SHEETS

	June 30,
	2012	2011
	(In Thousands)
Assets
Cash on hand	$531	$432
Short-term investments	2,904	7,441
Cash and cash equivalents	3,435	7,873

Securities available for sale, at fair value	15	3,294
Investment in common stock of Hampden Bank	77,046	74,750
Investment in common stock of Hampden LS, Inc.	1,521	1,276
Accrued interest receivable	-	9
Deferred tax asset	1,152	1,122
Other assets	3,991	5,192
	$87,160	$93,516

Liabilities and Stockholders' Equity
Stockholders' equity	$87,160	$93,516
	$87,160	$93,516

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Income:
Dividend income	$-	$1	$3
Interest on securities	30	102	316
Interest on cash and short-term investments	2	4	2
Non-interest income	18	7	4
Total income	50	114	325
Operating expenses	1,920	1,929	1,769
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,870)	(1,815)	(1,444)
Income tax benefit	(321)	(506)	(455)
Loss before equity in undistributed net income of subsidiaries	(1,549)	(1,309)	(989)
Equity in undistributed net income of Hampden Bank	4,320	2,366	362
Equity in undistributed net income of Hampden LS, Inc.	245	257	274
Net income (loss)	$3,016	$1,314	$(353)

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2012	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$3,016	$1,314	$(353)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Dividends in excess of earnings of subsidiaries	3,000	-	-
Equity in undistributed net income of Hampden Bank	(4,320)	(2,366)	(362)
Equity in undistributed net income of Hampden LS, Inc.	(245)	(257)	(274)
Stock-based compensation	926	1,031	958
Deferred tax benefit	(30)	(153)	(40)
Net change in:
Accrued interest receivable	9	33	36
Other assets	16	(404)	1,693
Accrued expenses and other liabilities	1,168	(1,242)	(693)
Net cash provided (used) by operating activities	3,540	(2,044)	965

Cash flows from investing activities:
Activities in available-for-sale securities:
Sales	1,309	-	-
Maturities	1,933	7,862	11,188
Purchases	-	-	(11,988)
Net cash provided (used) by investing activities	3,242	7,862	(800)

Cash flows from financing activities:
Payment of loan from Hampden LS, Inc.	752	752	752
Common stock repurchased	(10,410)	(3,253)	(3,499)
Payment of dividends on common stock	(820)	(768)	(807)
Other, net	(742)	(753)	(778)
Net cash used by financing activities	(11,220)	(4,022)	(4,332)

Net increase (decrease) in cash and cash equivalents	(4,438)	1,796	(4,167)
Cash and cash equivalents at beginning of year	7,873	6,077	10,244
Cash and cash equivalents at end of year	$3,435	$7,873	$6,077

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended June 30, 2012 and 2011 were as follows:

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars In thousands, except per share amounts)
Interest and dividend income	$6,273	$6,206	$6,112	$6,242	$6,227	$6,177	$6,447	$6,672
Interest expense	1,421	1,368	1,391	1,584	1,738	1,774	1,950	2,169
Net interest income	4,852	4,838	4,721	4,658	4,489	4,403	4,497	4,503
Provision for loan losses	-	25	100	300	700	600	300	300
Non-interest income	909	748	762	821	703	617	807	833
Non-interest expense	4,224	4,167	4,329	4,364	4,452	4,188	4,247	4,192
Provision (benefit) for income taxes	628	517	360	279	13	(21)	266	301
Net income (loss)	$909	$877	$694	$536	$27	$253	$491	$543

Basic	$0.16	$0.16	$0.12	$0.09	$0.00	$0.04	$0.08	$0.09
Diluted	$0.16	$0.16	$0.12	$0.08	$0.00	$0.04	$0.08	$0.09

Weighted average shares outstanding:
Basic	5,569,599	5,599,560	5,861,220	6,197,529	6,222,026	6,197,596	6,187,615	6,382,519
Diluted	5,650,147	5,658,309	5,951,755	6,475,364	6,496,621	6,413,654	6,241,092	6,417,431

Quarterly data may not sum to annual data due to rounding.