Form 10-Q
period 2012-09-30
Hampden Bancorp, Inc.
filed 2012-11-14
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

As of November 5, 2012, there were 5,864,905 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	June 30,
	2012	2012
	(Unaudited)
Cash and due from banks	$11,474	$12,334
Federal funds sold and other short-term investments	34,927	15,589
Cash and cash equivalents	46,401	27,923

Securities available for sale, at fair value	141,718	143,851
Federal Home Loan Bank of Boston stock, at cost	5,153	4,959
Loans held for sale	890	927
Loans, net of allowance for loan losses of $5,172
at September 30, 2012 and $5,148 at June 30, 2012	420,201	406,344
Other real estate owned	1,554	1,826
Premises and equipment, net	5,222	5,159
Accrued interest receivable	1,666	1,675
Deferred tax asset, net	3,141	3,402
Bank-owned life insurance	16,339	16,205
Other assets	3,871	3,686
	$646,156	$615,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$452,907	$434,832
Securities sold under agreements to repurchase	4,822	7,315
Short-term borrowings	10,000	3,000
Long-term debt	84,746	76,661
Mortgagors' escrow accounts	1,048	1,010
Accrued expenses and other liabilities	5,601	5,979
Total liabilities	559,124	528,797

Commitments and contingencies

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,951,548 issued; 5,860,605 outstanding at September 30, 2012 and 5,968,395 outstanding
at June 30, 2012)	80	80
Additional paid-in-capital	79,135	78,995
Unearned compensation - ESOP (392,196 shares unallocated at September 30, 2012 and
402,796 shares unallocated at June 30, 2012)	(3,922)	(4,028)
Unearned compensation - equity incentive plan	(142)	(225)
Retained earnings	32,995	32,473
Accumulated other comprehensive income	2,523	2,117
Treasury stock, at cost (2,090,943 shares at September 30, 2012 and 1,983,153 shares at
June 30, 2012)	(23,637)	(22,252)
Total stockholders' equity	87,032	87,160
	$646,156	$615,957

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,456	$5,526
Debt securities	742	708
Dividends	7	4
Federal funds sold and other short-term investments	4	4
Total interest and dividend income	6,209	6,242

Interest expense:
Deposits	958	1,165
Borrowings	450	419
Total interest expense	1,408	1,584

Net interest income	4,801	4,658
Provision for loan losses	50	300
Net interest income, after provision for loan losses	4,751	4,358

Non-interest income:
Customer service fees	516	504
Gain on sales of loans, net	195	109
Increase in cash surrender value of bank-owned life insurance	134	98
Other	121	110
Total non-interest income	966	821

Non-interest expense:
Salaries and employee benefits	2,480	2,480
Occupancy and equipment	448	461
Data processing services	239	194
Advertising	149	224
Net gain on other real estate owned	(12)	-
FDIC insurance and assessment	80	60
Other general and administrative	1,080	945
Total non-interest expense	4,464	4,364

Income before income taxes	1,253	815

Income tax provision	492	279

Net income	$761	$536

Earnings per share
Basic	$0.14	$0.09
Diluted	$0.14	$0.09

Weighted average shares outstanding
Basic	5,495,803	6,197,529
Diluted	5,584,946	6,289,909

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,
	2012	2011
	(Unaudited)
Net income	$761	$536

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	669	140
Tax effect	263	48
Net-of-tax amount	406	92

Comprehensive income	$1,167	$628

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except per share data)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Unaudited)
Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516
Net income	-	-	-	-	-	536	-	-	536
Other comprehensive income	-	-	-	-	-	-	92	-	92
Cash dividends paid ($0.03 per share)	-	-	-	-	-	(189)	-	-	(189)
Common stock repurchased	(138,763)	-	-	-	-	-	-	(1,792)	(1,792)
Stock-based compensation	-	-	81	-	176	-	-	-	257
Tax benefit from Equity Incentive Plan
vesting	-	-	4	-	-	-	-	-	4
ESOP shares allocated or committed to
be allocated (10,600 shares)	-	-	32	106	-	-	-	-	138
Balance at September 30, 2011	6,660,736	$80	$78,634	$(4,346)	$(695)	$30,674	$1,849	$(13,634)	$92,562

Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160
Net income	-	-	-	-	-	761	-	-	761
Other comprehensive income	-	-	-	-	-	-	406	-	406
Cash dividends paid ($0.04 per share)	-	-	-	-	-	(239)	-	-	(239)
Common stock repurchased	(107,790)	-	-	-	-	-	-	(1,385)	(1,385)
Stock-based compensation	-	-	113	-	83	-	-	-	196
ESOP shares allocated or committed to
be allocated (10,600 shares)	-	-	27	106	-	-	-	-	133
Balance at September 30, 2012	5,860,605	$80	$79,135	$(3,922)	$(142)	$32,995	$2,523	$(23,637)	$87,032

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$761	$536
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	50	300
Changes in fair value of mortgage servicing rights	(42)	(28)
Net amortization of securities	177	473
Depreciation and amortization	177	199
Loans originated for sale	(5,874)	(3,643)
Proceeds from loan sales	6,106	3,355
Gain on sales of loans, net	(195)	(109)
Realized gain on sale of other real estate owned	(12)	-
Increase in cash surrender value of bank-owned
life insurance	(134)	(98)
Deferred tax benefit	(2)	(5)
Employee Stock Ownership Plan expense	133	138
Stock-based compensation	196	257
Tax benefit from Equity Incentive Plan vesting	-	(4)
Net change in:
Accrued interest receivable	9	42
Other assets	(143)	(633)
Accrued expenses and other liabilities	(378)	(1,627)
Net cash provided by (used in) operating activities	829	(847)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	-	1,000
Principal payments	10,111	7,140
Purchases	(7,486)	(5,656)
Purchase of loans	(199)	-
Loan (originations), net of principal payments	(13,759)	2,095
Purchase of Federal Home Loan Bank stock	(194)	-
Proceeds from sale of other real estate owned	335	67
Purchase of premises and equipment	(240)	(74)
Net cash (used in) provided by investing activities	(11,432)	4,572

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	18,075	1,140
Net change in repurchase agreements	(2,493)	(318)
Net change in short-term borrowings	7,000	-
Proceeds from issuance of long-term debt	17,720	-
Repayment of long-term debt	(9,635)	(5,184)
Net change in mortgagors' escrow accounts	38	37
Tax benefit from Equity Incentive Plan vesting	-	4
Repurchase of common stock	(1,385)	(1,792)
Payment of dividends on common stock	(239)	(189)
Net cash provided by (used in) financing activities	29,081	(6,302)

Net change in cash and cash equivalents	18,478	(2,577)

Cash and cash equivalents at beginning of period	27,923	31,147

Cash and cash equivalents at end of period	$46,401	$28,570

Supplemental cash flow information:
Interest paid on deposits	$958	$1,165
Interest paid on borrowings	212	479
Income taxes paid	650	12
Transfers from loans to other real estate owned	51	61

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation and consolidation

The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts chartered stock savings bank. The Company contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan (the “ESOP”) to allow it to purchase shares of the Company’s common stock as part of the completion of the initial public offering. Hampden Bank has three wholly-owned subsidiaries, Hampden Investment Corporation and Hampden Investment Corporation II, which engage in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2012 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2012 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 18, 2012.

In preparing the consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred income taxes.

2. Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes, as modified by ASU 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was adopted by the Company as of July 1, 2012, and did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three month periods ended September 30, 2012 and 2011 have been computed as follows:

	Three Months Ended September 30,
	2012	2011

Net income applicable to common stock (in thousands)	$761	$536

Average number of shares issued	7,951,548	7,950,379
Less: average unallocated ESOP shares	(399,192)	(441,588)
Less: average treasury stock	(2,007,664)	(1,194,116)
Less: average unvested restricted stock awards	(48,889)	(117,146)
Average number of basic shares outstanding	5,495,803	6,197,529

Plus: dilutive unvested restricted stock awards	29,316	45,672
Plus: dilutive stock option shares	59,827	46,708
Average number of diluted shares outstanding	5,584,946	6,289,909

Basic earnings per share	$0.14	$0.09
Diluted earnings per share	$0.14	$0.09

4. Dividends

On August 7, 2012, the Company declared a cash dividend of $0.04 per common share which was paid on August 31, 2012 to stockholders of record as of the close of business on August 16, 2012.

On November 6, 2012, the Company declared a cash dividend of $0.04 per common share which is payable on November 30, 2012 to stockholders of record as of the close of business on November 16, 2012.

5. Loan Commitments

Outstanding loan commitments totaled $104.2 million at September 30, 2012 and $96.3 million as of June 30, 2012. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Mortgage servicing rights: Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage holder. The fair value of servicing rights is estimated using a discounted cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Deposits and mortgagors’ escrow accounts: The fair values for non-certificate accounts and mortgagors’ escrow accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2012 and June 30, 2012 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2012	(In Thousands)
Debt securities:
Corporate bonds	$-	$6,291	$-	$6,291
Residential mortgage-backed securities:
Agency	-	131,408	-	131,408
Non-agency	-	3,963	-	3,963
Total debt securities	-	141,662	-	141,662
Marketable equity securities	56	-	-	56
Mortgage servicing rights	-	-	440	440
Total assets measured at fair value on a recurring basis	$56	$141,662	$440	$142,158

June 30, 2012
Debt securities:
Corporate bonds	$-	$6,136	$-	$6,136
Residential mortgage-backed securities:
Agency	-	133,543	-	133,543
Non-agency	-	4,118	-	4,118
Total debt securities	-	143,797	-	143,797
Marketable equity securities	54	-	-	54
Mortgage servicing rights	-	-	445	445
Total assets measured at fair value on a recurring basis	$54	$143,797	$445	$144,296

The table below presents, for the three months ended September 30, 2012 and 2011, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Beginning balance	$445	$445
Total realized and unrealized gains
(losses) included in net income	(42)	(28)
Total unrealized gains (losses) included
in other comprehensive income	-	-
Capitalized servicing assets	37	22
Transfers in and/or out of Level 3	-	-
Ending balance	$440	$439

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of September 30, 2012 and June 30, 2012.

	Level 1	Level 2	Level 3
September 30, 2012	(In Thousands)
Impaired loans	$-	$-	$-
Other real estate owned	-	-	1,554
Total assets	$-	$-	$1,554

June 30, 2012
Impaired loans	$-	$-	$1,055
Other real estate owned	-	-	1,826
Total assets	$-	$-	$2,881

During the three months ended September 30, 2012 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had no gain or loss on impaired loans for the three months ended September 30, 2012. The Company had a gain of $180,000 for the three months ended September 30, 2011. These gains/losses were recognized through the provision for loan losses. The Company charges off any collateral shortfall on collaterally dependent impaired loans. Independent appraisals or tax assessments are obtained and updated as required for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $12,000 gain on the sale of OREO for the three months ended September 30, 2012. The Company did not have any gains or losses on OREO for the three months ended September 30, 2011. At September 30, 2012 and 2011, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30,
	2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,401	$46,401	$-	$-	$46,401
Securities available for sale	141,718	56	141,662	-	141,718
Federal Home Loan Bank stock	5,153	-	-	5,153	5,153
Loans held for sale	890	-	-	890	890
Loans, net	420,201	-	-	439,781	439,781
Accrued interest receivable	1,666	-	-	1,666	1,666
Mortgage servicing rights (1)	440	-	-	440	440

Financial liabilities:
Deposits	452,907	-	-	455,495	455,495
Securities sold under agreements to repurchase	4,822	-	-	4,822	4,822
Short-term borrowings	10,000	-	10,000	-	10,000
Long-term debt	84,746	-	86,412	-	86,412
Mortgagors' escrow accounts	1,048	-	-	1,048	1,048

(1) Included in other assets.

	June 30,
	2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$27,923	$27,923	$-	$-	$27,923
Securities available for sale	143,851	54	143,797	-	143,851
Federal Home Loan Bank stock	4,959	-	-	4,959	4,959
Loans held for sale	927	-	-	927	927
Loans, net	406,344	-	-	425,782	425,782
Accrued interest receivable	1,675	-	-	1,675	1,675
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	434,832	-	-	437,725	437,725
Securities sold under agreements to repurchase	7,315	-	-	7,315	7,315
Short-term borrowings	3,000	-	3,000	-	3,000
Long-term debt	76,661	-	78,220	-	78,220
Mortgagors' escrow accounts	1,010	-	-	1,010	1,010

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,126	$165	$-	$6,291
Residential mortgage-backed securities:
Agency	127,645	3,778	(15)	131,408
Non-agency	3,914	66	(17)	3,963
Total debt securities	137,685	4,009	(32)	141,662
Marketable equity securities	51	5	-	56
Total securities available for sale	$137,736	$4,014	$(32)	$141,718

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,134	$10	$(8)	$6,136
Residential mortgage-backed securities:
Agency	130,157	3,419	(33)	133,543
Non-agency	4,196	53	(131)	4,118
Total debt securities	140,487	3,482	(172)	143,797
Marketable equity securities	51	3	-	54
Total securities available for sale	$140,538	$3,485	$(172)	$143,851

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2012 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	6,126	6,291
Total bonds and obligations	6,126	6,291
Residential mortgage-backed securities:
Agency	127,645	131,408
Non-agency	3,914	3,963
Total debt securities	$137,685	$141,662

At September 30, 2012 and June 30, 2012, the carrying value of securities pledged to secure repurchase agreements was $13.1 million and $13.3 million, respectively.

Information pertaining to securities with gross unrealized losses at  September 30, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2012:
Residential mortgage-backed securities:
Agency	$8	$3,827	$7	$322	$15	$4,149
Non-agency	-	-	17	1,226	17	1,226
	$8	$3,827	$24	$1,548	$32	$5,375
June 30, 2012:
Corporate bonds	$8	$2,024	$-	$-	$8	$2,024
Residential mortgage-backed securities:
Agency	25	8,435	8	409	33	8,844
Non-agency	-	-	131	2,066	131	2,066
	$33	$10,459	$139	$2,475	$172	$12,934

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At September 30, 2012 and June 30, 2012, no marketable equity securities had unrealized losses.

At September 30, 2012, eleven debt securities had unrealized losses with aggregate depreciation of 0.6% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At September 30, 2012, we held six securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $1.2 million and a fair value of $1.2 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of September 30, 2012.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At September 30, 2012		At June 30, 2012
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$110,913	26.24%	$112,294	27.48%	$(1,381)	(1.23	) %
Commercial	156,850	37.11	152,965	37.43	3,885	2.54%
Home equity:
First lien	33,715	7.98	31,609	7.73	2,106	6.66%
Second lien	42,116	9.97	41,374	10.12	742	1.79%
Construction:
Residential	4,749	1.12	4,149	1.02	600	14.46%
Commercial	6,611	1.56	2,404	0.59	4,207	175.00%
Total mortgage loans on real estate	354,954	83.99	344,795	84.37	10,159	2.95%

Other loans:
Commercial	39,297	9.30	35,567	8.70	3,730	10.49%
Consumer:
Manufactured homes	21,368	5.06	21,169	5.18	199	0.94%
Automobile and other secured loans	5,956	1.41	6,385	1.56	(429)	(6.72	) %
Other	1,060	0.25	769	0.19	291	37.84%
Total other loans	67,681	16.01	63,890	15.63	3,791	5.93%
Total loans	422,635	100.00%	408,685	100.00%	$13,950	3.41%
Other items:
Net deferred loan costs	2,738		2,807
Allowance for loan losses	(5,172)		(5,148)

Total loans, net	$420,201		$406,344

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations, which are further described below.

Specific allocation

Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or fair value of collateral for collateral dependent loans. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due unless an evaluation clearly indicates that the loan is well secured and in the process of collection. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, adjusted for market conditions and selling expenses, if the loan is collateral dependent.

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired and may be evaluated for removal from impaired status after one year of current payments for a modified loan with a market rate.

General allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended September 30, 2012.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process specific loans with risk ratings of six or higher are analyzed to determine their potential risk of loss. This process concentrates on non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

             Commercial construction loans – Loans in this segment primarily include construction to permanent non-speculative real estate loans. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy may have an effect on the credit quality in this segment.

Automobile and other secured loans – Loans in this segment include consumer non-real estate secured loans that the Company originates as well as automobile loans that the Company purchases from a third party. The Company has the ability to select the automobile loans it purchases based on its own underwriting standards.

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has broker funded cash reserve accounts for manufactured home loans that can be used for pre-payments and losses. These reserve accounts totaled $499,000 at September 30, 2012 and $601,000 at June 30, 2012 and are included in deposit accounts.

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

The following table presents the Company’s loans by risk rating at September 30, 2012 and June 30, 2012:

September 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$108,974	$134,399	$33,567	$41,797	$4,749	$6,611
Loans rated 6	1,000	6,507	37	294	-	-
Loans rated 7	553	15,944	111	25	-	-
Loans rated 8	386	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$110,913	$156,850	$33,715	$42,116	$4,749	$6,611

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$33,431	$20,888	$5,949	$1,053	$391,418
Loans rated 6	891	249	7	3	8,988
Loans rated 7	4,975	69	-	2	21,679
Loans rated 8	-	162	-	2	550
Loans rated 9	-	-	-	-	-
	$39,297	$21,368	$5,956	$1,060	$422,635

June 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$110,071	$130,316	$31,456	$41,030	$4,149	$2,404
Loans rated 6	957	6,602	89	275	-	-
Loans rated 7	810	16,047	64	69	-	-
Loans rated 8	456	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$29,539	$20,831	$6,377	$765	$376,938
Loans rated 6	968	136	8	4	9,039
Loans rated 7	5,060	179	-	-	22,229
Loans rated 8	-	23	-	-	479
Loans rated 9	-	-	-	-	-
	$35,567	$21,169	$6,385	$769	$408,685

The results of the quarterly evaluation of the adequacy of the allowance for loan losses are summarized by, and appropriate recommendations and loan loss allowances are approved, by the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Loan Review Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan loss calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The following are summaries of past due and non-accrual loans at September 30, 2012 and June 30, 2012:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$612	$327	$745	$1,684	$-	$1,528
Commercial	40	376	-	416	-	215
Home equity:
First lien	30	-	50	80	-	111
Second lien	564	-	-	564	-	92
Commercial	16	4	484	504	-	646
Consumer:
Manufactured homes	386	96	213	695	-	213
Other	10	3	4	17	-	4
Total	$1,658	$806	$1,496	$3,960	$-	$2,809

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$930	$275	$878	$2,083	$-	$1,266
Commercial	-	-	-	-	-	218
Home equity:
First lien	39	114	-	153	-	-
Second lien	134	-	-	134	-	68
Commercial	25	-	556	581	-	597
Consumer:
Manufactured homes	183	122	133	438	-	133
Automobile and other secured loans	8	-	-	8	-	-
Other	4	-	-	4	-	-
Total	$1,323	$511	$1,567	$3,401	$-	$2,282

The following are summaries of impaired loans at September 30, 2012 and June 30, 2012:

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,504	$1,728	$-
Commercial	2,842	2,976	-
Home equity:
First lien	111	111	-
Second lien	91	91	-
Other loans:
Commercial	3,145	3,153
Manufactured homes	214	214	-
Total	7,907	8,273	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,608	8,608	206
Other loans:
Commercial	648	648	1
Total	9,256	9,256	207
Total impaired loans	$17,163	$17,529	$207

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,269	$1,493	$-
Commercial	3,090	3,150	-
Home equity:
Second lien	69	69	-
Other loans:
Commercial	3,345	4,853
Manufactured homes	133	133	-
Total	7,906	9,698	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,484	8,484	221
Other loans:
Commercial	686	686	1
Total	9,170	9,170	222
Total impaired loans	$17,076	$18,868	$222

Information pertaining to impaired loans for the three months ended September 30, 2012 and 2011 follows:

	For The Three Months Ended September 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,387	$11,513	$55	$80	$-	$-	$3,912	$173	$-	$-	$17,120

Interest income recognized on impaired loans	$3	$158	$7	$-	$-	$-	$43	$15	$-	$-	$226

Interest income recognized on a cash basis on impaired loans	$22	$196	$1	$1	$-	$-	$48	$-	$-	$-	$268

	For The Three Months Ended September 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,448	$8,460	$-	$345	$-	$310	$5,042	$140	$-	$-	$16,745

Interest income recognized on impaired loans	$17	$138	$-	$-	$-	$5	$78	$-	$-	$-	$238

Interest income recognized on a cash basis on impaired loans	$22	$138	$-	$-	$-	$5	$76	$2	$-	$-	$243

At September 30, 2012, the Company had three impaired loans that had $327,000 committed to be advanced. The $17.2 million of impaired loans include $2.8 million of non-accrual loans and $9.6 million of accruing troubled debt restructured loans as of September 30, 2012. The remaining $4.8 million of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.2 million of impaired loans, $14.4 million, or 83.8%, are current with all payment terms. As of June 30, 2012, the $17.1 million of impaired loans included $2.3 million of non-accrual loans and $9.6 million of accruing troubled debt restructured loans. The remaining $5.2 million of impaired loans are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.1 million of impaired loans, $14.8 million, or 87.0%, were current with all payment terms as of June 30, 2012.

The Company had no new TDR loan relationships in the three months ended September 30, 2012. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the three months ended September 30, 2011. This loan relationship included four loans comprised of two 1-4 family residential loans totaling $265,000, one home equity loan totaling $27,000, and one commercial real estate loan totaling $188,000 as of September 30, 2011.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three months ended September 30, 2012 and 2011 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended September 30, 2012	(In Thousands)
Allowance:
Beginning balance	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Charge-offs	-	(15)	-	-	-	-	(15)	-	-	-	(30)
Recoveries	2	-	-	-	-	-	-	-	-	2	4
Provision	9	21	2	3	1	1	9	4	-	-	50
Ending balance	$876	$2,366	$208	$283	$39	$21	$963	$379	$25	$12	$5,172

At September 30, 2012
Ending balance: Specific allocation	$-	$206	$-	$-	$-	$-	$1	$-	$-	$-	$207
Ending balance: General allocation	$876	$2,160	$208	$283	$39	$21	$962	$379	$25	$12	$4,965
Loans:
Ending balance	$110,913	$156,850	$33,715	$42,116	$4,749	$6,611	$39,297	$21,368	$5,956	$1,060	$422,635
Ending balance: Impaired loans	$1,504	$11,450	$111	$91	$-	$-	$3,793	$214	$-	$-	$17,163
Ending balance: Non-impaired loans	$109,409	$145,400	$33,604	$42,025	$4,749	$6,611	$35,504	$21,154	$5,956	$1,060	$405,472

At June 30, 2012
Ending balance: Specific allocation	$-	$221	$-	$-	$-	$-	$1	$-	$-	$-	$222
Ending balance: General allocation	$865	$2,139	$206	$280	$38	$20	$968	$375	$25	$10	$4,926
Loans:
Ending balance	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404	$35,567	$21,169	$6,385	$769	$408,685
Ending balance: Impaired loans	$1,269	$11,574	$-	$69	$-	$-	$4,031	$133	$-	$-	$17,076
Ending balance: Non-impaired loans	$111,025	$141,391	$31,609	$41,305	$4,149	$2,404	$31,536	$21,036	$6,385	$769	$391,609

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended September 30, 2011	(In Thousands)
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Charge-offs	(2)	(43)	-	-	-	-	(6)	-	-	(2)	(53)
Recoveries	8	-	3	-	-	-	-	-	-	-	11
Provision	116	131	-	16	3	5	27	-	-	2	300
Ending balance	$1,015	$3,010	$199	$337	$36	$37	$1,041	$-	$-	$56	$5,731

At September 30, 2011
Ending balance: Specific allocation	$313	$274	$-	$-	$-	$-	$17	$-	$-	$-	$604
Ending balance: General allocation	$702	$2,736	$199	$337	$36	$37	$1,024	$-	$-	$56	$5,127
Loans:
Ending balance	$120,659	$152,000	$21,397	$40,744	$3,604	$1,281	$34,569	$20,516	$2,978	$608	$398,356
Ending balance: Impaired loans	$2,484	$10,625	$-	$345	$-	$310	$5,056	$140	$-	$-	$18,960
Ending balance: Non-impaired loans	$118,175	$141,375	$21,397	$40,399	$3,604	$971	$29,513	$20,376	$2,978	$608	$379,396

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2012 and June 30, 2012, the Company was servicing loans for participants aggregating $30.9 million and $28.4 million, respectively.

9. Equity Incentive Plan

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. During the three months ended September 30, 2012, 35,000 stock options with an exercise price of $12.51 per share were awarded to certain employees. The vesting period for these options is five years from date of grant. The fair value of the options granted is $3.34 and was estimated on the date of grant using the Black-Scholes option-pricing model. As of September 30, 2012, unrecognized stock-based compensation expense related to these nonvested options amounted to $113,137.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. During the three months ended September 30, 2012, 3,000 shares of restricted stock were awarded with a grant date fair value of $12.51 per share to the Company’s Senior Vice President and Chief Lending Officer that vest over a five year period.  The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. As of September 30, 2012, there was $36,279 of total unrecognized compensation cost related to these nonvested stock awards.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at  September 30, 2012 and June 30, 2012 and our consolidated results of operations for the three months ended September 30, 2012 and 2011, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including the section titled Item 1A –“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Overview

Total Assets. The Company’s total assets increased $30.2 million, or 4.9%, from $616.0 million at June 30, 2012 to $646.2 million at September 30, 2012. Securities decreased $2.1 million, or 1.5%, to $141.7 million and cash and cash equivalents increased $18.5 million, or 66.2%, to $46.4 million at September 30, 2012. The increase in cash and cash equivalents was due to some large deposit inflows that the Company received towards the end of the quarter that were temporarily put into cash equivalents. Net loans, including loans held for sale, increased $13.8 million, or 3.4%, to $421.1 million at September 30, 2012.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale decreased $2.1 million to $141.7 million at September 30, 2012. There was a decrease in the fair value of residential mortgage backed securities of $2.1 million that was partially offset by an increase of $155,000 in the fair value of corporate bonds during the three months ended September 30, 2012.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements. The increases in commercial real estate, commercial, and commercial construction loans were due to the Company’s increased emphasis on obtaining commercial lending relationships. There was a $2.1 million increase primarily in first lien home equity loans due to a special promotion that the Company is currently running. Due to interest rate risk, the Company is currently selling all of its long-term fixed rate mortgages.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the three months ended September 30, 2012, loans sold totaled $6.1 million. Of the $6.1 million of loans sold, $2.1 million were sold on a servicing-released basis, and $4.0 million were sold on a servicing-retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At September 30,	At June 30,
	2012	2012
	(Dollars in Thousands)

Total non-performing loans	$2,809	$2,282
Other real estate owned	1,554	1,826
Total non-performing assets	$4,363	$4,108

Troubled debt restructurings, not reported above	$9,560	$9,648

Ratios:
Non-performing loans to total loans	0.66%	0.56%
Non-performing assets to total assets	0.68%	0.67%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2012 to September 30, 2012, residential mortgage non-performing loans have increased $262,000; consumer, including home equity and manufactured homes, non-performing loans have increased $219,000; and commercial non-performing loans have increased $46,000. At September 30, 2012, the Company had fourteen TDRs totaling approximately $10.2 million, of which $689,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to approximately $131,000 for the three month period ended September 30, 2012. At June 30, 2012, the Company had fourteen TDRs consisting of commercial and mortgage loans totaling approximately $10.3 million, of which $698,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $689,000 for the year ended June 30, 2012.

As of September 30, 2012, loans on non-accrual status totaled $2.8 million which consisted of $1.5 million in loans that were 90 days or greater past due, $1.1 million in loans that are current or less than 30 days past due and $215,000 in loans that are 30-89 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of September 30, 2012, 1-4 family residential non-accrual loans less than 90 days past due were $783,000, commercial real estate non-accrual loans less than 90 days past due were $215,000, commercial non-accrual loans less than 90 days past due were $163,000, home equity second lien non-accrual loans less than 90 days past due were $92,000 and home equity first lien non-accrual loans less than 90 days past due were $61,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for six months. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual and impaired loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been charged off. If there is a collateral shortfall for the loan or it has been charged off, then the Company applies the entire payment to the principal balance on the loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate and any change in present value is recorded within the provision for loan loss. Impaired loans increased slightly to $17.2 million at September 30, 2012 from $ 17.1 million at June 30, 2012. The Company established specific reserves aggregating $207,000 and $222,000 for impaired loans at September 30, 2012 and June 30, 2012, respectively.  Such reserves relate to five impaired loan relationships with a carrying value of $9.3 million, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of September 30, 2012.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At September 30, 2012, the Company had fourteen properties with a carrying value of $1.6 million classified as OREO. Two of these properties were commercial real estate properties valued at $425,000, one property was a commercial property valued at $342,000, one property was a 1-4 family residential property valued at $109,000 and one property was a commercial construction project valued at $218,000. Eight properties were manufactured homes valued at $241,000 in aggregate. Any losses on the manufactured housing portfolio would first impact the broker funded cash reserve specifically maintained for manufactured housing loans.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)

Balance at end of period	$5,172	$5,731

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.01%
Allowance for loan losses to non-performing loans at end of period	184.12%	97.09%
Allowance for loan losses to total loans at end of period	1.22%	1.44%

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by -loan basis to determine if any specific allowance is required for the allowance for loan loss by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the impaired loan has a shortfall in the expected future cash flows then a specific allowance will be placed on the loan in that amount. However, the Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Residential, commercial real estate and construction loans are secured by real estate. Except for one, all commercial loans are secured by all business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary to a borrower.

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies, among other things. If there is an increase in the amount of delinquent loans in a particular loan category this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance requirement that loan may have had. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio. The Company incorporates historical charge-offs, including the greater of charge-offs recognized in the current quarter, which are annualized, or projected annual charge-offs when calculating the general allowance component of the allowance for loan losses.

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

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Fair value at beginning of period	$445	$445
Capitalized servicing assets	37	22
Changes in fair value	(42)	(28)
Fair value at end of period	$440	$439

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended September 30, 2012, and 2011, amounts recognized for loan servicing fees amounted to $85,000 and $50,000, respectively, which are included in other non-interest income in the consolidated statements of income.  The unpaid principal balance of mortgages serviced for others was $61.4 million and $61.0 million at September 30, 2012 and June 30, 2012, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2012		2012
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$65,861	14.54%	$60,108	13.82%	$5,753	9.57%
Savings deposits	97,256	21.47	97,095	22.33	161	0.17
Money market	70,293	15.52	56,194	12.92	14,099	25.09
NOW accounts	42,904	9.47	43,579	10.02	(675)	(1.55)
Total transaction accounts	276,314	61.01	256,976	59.10	19,338	7.53
Certificates of deposit	176,593	38.99	177,856	40.90	(1,263)	(0.71)

Total deposits	$452,907	100.00%	$434,832	100.00%	$18,075	4.16%

Deposits increased $18.1 million, or 4.2%, to $452.9 million at September 30, 2012 from $434.8 million at June 30, 2012. The increase in deposits is due to the Company’s increased focus on obtaining core deposits. The $14.1 million increase in money market accounts was due to an increase in state and local municipality deposits.

Borrowings include advances from the FHLB, as well as securities sold under agreements to repurchase, and have increased $12.6 million, or 14.5%, to $99.6 million at September 30, 2012 from $87.0 million at June 30, 2012. Advances from the FHLB increased $15.1 million and repurchase agreements decreased $2.5 million. The Company used these FHLB borrowings to fund some of its loan demand. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

Stockholders’ Equity. Stockholders’ equity decreased $128,000, or 0.1%, to $87.0 million at September 30, 2012 from $87.2 million at June 30, 2012. During the three months ended September 30, 2012, the Company repurchased 107,790 shares of Company stock for $1.4 million, at an average price of $12.86 per share pursuant to the Company’s previously announced stock repurchase programs. The Company is currently repurchasing shares under its sixth stock repurchase program, pursuant to which the Company is authorized to purchase up to 304,280 shares, or approximately 5%, of the Company’s outstanding common stock. A partial offset to the increase in treasury stock was a $522,000 increase in retained earnings, a $406,000 increase in accumulated other comprehensive income, a $140,000 increase in additional paid in capital and a $106,000 increase in unearned compensation - ESOP. Our ratio of capital to total assets decreased to 13.5% at September 30, 2012 compared to 14.2% at June 30, 2012. The Company’s book value as of September 30, 2012 was $14.85 per share compared to $14.60 per share at June 30, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011

Net Income. The Company had a $225,000 increase in net income for the three months ended September 30, 2012 to $761,000, or $0.14 per fully diluted share, as compared to $536,000, or $0.09 per fully diluted share, for the same period in 2011. The provision for loan losses decreased $250,000 for the three month period ended September 30, 2012 compared to the same period in 2011 due to decreases in non-accrual and impaired loans and continued improvement in general economic conditions. The Company had an increase in net interest income of $143,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. For the three month period ended September 30, 2012, interest expense decreased by $176,000, or 11.1%, compared to the three month period ended September 30, 2011. This decrease in interest expense included a decrease in deposit interest expense of $207,000 due to a decrease in rates offset by an increase in borrowing interest expense of $31,000 due to an increase in balances. For the three months ended September 30, 2012, the Company had a gain on the sale of loans of $195,000 compared to $109,000 for the same period in 2011, which contributed to the $145,000 increase in total non-interest income. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages. Non-interest expense increased $100,000, or 2.3%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to increases in data processing services, FDIC insurance expense, and debit card losses. Our combined federal and state effective tax rate was 39.3% for the three months ended September 30, 2012 compared to 34.2% for the same period in 2011.

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

	Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$419,357	$5,456	5.20%	$401,441	$5,526	5.51%
Investment securities	146,546	749	2.04	115,306	712	2.47
Federal funds sold and other short-term investments	11,967	4	0.13	17,189	4	0.09
Total interest earning assets	577,870	6,209	4.30	533,936	6,242	4.68
Allowance for loan losses	(5,122)			(5,531)
Total interest earning assets less allowance for loan losses	572,748			528,405
Non-interest earning assets	43,165			39,199

Total assets	$615,913			$567,604

Interest-bearing liabilities:
Savings deposits	$97,921	55	0.22	$87,164	68	0.31
Money market	56,937	55	0.39	49,797	53	0.43
NOW accounts	40,076	35	0.35	37,176	36	0.39
Certificates of deposit	176,687	813	1.84	188,624	1,008	2.14
Total deposits	371,621	958	1.03	362,761	1,165	1.28
Borrowed funds	88,791	450	2.03	53,204	419	3.15
Total interest-bearing liabilities	460,412	1,408	1.22	415,965	1,584	1.52
Demand deposits	61,798			52,279
Other non-interest bearing liabilities	5,660			5,648
Total liabilities	527,870			473,892
Equity	88,043			93,712

Total liabilities and equity	$615,913			$567,604

Net interest income		$4,801			$4,658
Net interest rate spread (3)			3.07%			3.16%
Net interest-earning assets (4)	$117,458			$117,971

Net interest margin (5)			3.32%			3.49%
Average interest-earning assets to interest-bearing liabilities			125.51%			128.36%

(1)	Yields and rates for the three months ended September 30, 2012 and 2011 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$241	$(311)	$(70)
Investment securities	173	(136)	37
Federal funds sold and other short-term investments	(1)	1	-
Total interest income	412	(445)	(33)

Interest expense:
Savings deposits	8	(21)	(13)
Money market	7	(5)	2
NOW accounts	3	(4)	(1)
Certificates of deposits	(61)	(134)	(195)
Total deposits	(43)	(164)	(207)
Borrowed funds	215	(184)	31
Total interest expense	172	(348)	(176)
Change in net interest income	$240	$(97)	$143

(1) Includes loans held for sale.

Interest Income. Interest income for the three months ended September 30, 2012 decreased $33,000, or 0.5%, to $6.2 million over the same period of 2011. For the three months ended September 30, 2012, average outstanding loans increased $17.9 million, or 4.5%, from the average for the three month period ended September 30, 2011. The average yield on interest earning assets decreased 38 basis points to 4.30% for the three months ended September 30, 2012, compared to 4.68% for the same period in 2011. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages.

    Interest Expense. Interest expense decreased $176,000, or 11.1%, to $1.4 million for the three months ended September 30, 2012. This decrease was primarily due to a decrease in rates of deposits and borrowings and a decrease in the average balance of certificates of deposits, which was partially offset by an increase in the average balance of borrowed funds. The average cost of funds decreased to 1.22% for the three months ended September 30, 2012, a decrease of 30 basis points from a cost of funds of 1.52% for the same period in 2011. The decrease in the cost of funds is partially due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In September 2012, the Company restructured $8.6 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the quarter.

   Net Interest Income. Net interest income for the three months ended September 30, 2012 was $4.8 million, an increase of $143,000 or 3.1%, over the same period of 2011. This was primarily due to a decrease in interest expense of $176,000 for the three months September 30, 2012 over the same period in 2011. The decrease in interest expense was due to a decrease of 30 basis points in the average cost of funds for the three months ended September 30, 2012 compared to the same period in 2011. There was a $33,000, or 0.5%, decrease in interest and dividend income for the three months ended September 30, 2012 compared to the same period in 2011.

Provision for Loan Losses. The Company’s provision for loan loss expense was $50,000 for the three months ended September 30, 2012 compared to $300,000 for the three months ended September 30, 2011.  The decrease in the provision was due to decreases in delinquent loans, including non-accrual loans, and declining impaired loans compared to September 30, 2011 and continued improvement in general economic conditions.  As of September 30, 2012, the Company’s total allowance for loan losses of $5.2 million increased from $5.1 million at June 30, 2012. The allowance for loan losses decreased to 1.22% of total loans as of September 30, 2012 compared to 1.44% of total loans as of September 30, 2011 due to decreases in the provision and charge-offs. However, the allowance for loan losses covers 184.12% of our non-performing loans at September 30, 2012 compared to 97.09% at September 30, 2011.

Non-interest Income. Total non-interest income totaled $966,000 for the three months ended September 30, 2012, an increase of $145,000 from the same period a year ago. There was an increase on the gain on sales of loans, net of $86,000 for the three months ended September 30, 2012 compared to the same period a year ago. There were also increases in the cash surrender value of bank-owned life insurance of $36,000 and customer service fees of $12,000 for the three months ended September 30, 2012 compared to the same period in 2011.

Non-interest Expense. Non-interest expense increased $100,000, or 2.3%, to $4.5 million for the three months ended September 30, 2012 compared to the same period for 2011. There was an increase in other general and administrative expenses, including debit card losses and increased legal expense, of $135,000, an increase in data processing services of $45,000 and an increase in FDIC insurance expense of $20,000 for the three months ended September 30, 2012 compared to the same period a year ago. The increase in these expenses was partially offset by decreases in advertising expenses of $75,000; a decrease in occupancy and equipment of $13,000; and a  net gain on other real estate owned of $12,000 for the three months ended September 30, 2012 compared to the same period a year ago.

Income Taxes. Income tax expense increased $213,000 for the three months ended September 30, 2012 compared to the same period for 2011. Our combined federal and state effective tax rate was 39.3% for the three months ended September 30, 2012 compared to 34.2% for the three months ended September 30, 2011due to a higher level of earnings in the bank.

Minimum Regulatory Capital Requirements. As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios (unaudited) as of September 30, 2012 and June 30, 2012 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2012:

Total capital (to risk weighted assets):
Consolidated	$89,639	20.5%	$34,964	8.0%	N/A	N/A
Bank	76,837	17.7	34,688	8.0	$43,360	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,465	19.3	$17,482	4.0	N/A	N/A
Bank	71,663	16.5	17,344	4.0	26,016	6.0

Tier 1 capital (to average assets):
Consolidated	84,465	13.7	$24,629	4.0	N/A	N/A
Bank	71,663	11.7	24,492	4.0	30,615	5.0

As of June 30, 2012:

Total capital (to risk weighted assets):
Consolidated	$90,146	21.2%	$33,961	8.0%	N/A	N/A
Bank	80,032	19.0	33,649	8.0	$42,061	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,998	20.0	16,981	4.0	N/A	N/A
Bank	74,884	17.8	16,825	4.0	25,237	6.0

Tier 1 capital (to average assets):
Consolidated	84,998	13.9	24,433	4.0	N/A	N/A
Bank	74,884	12.3	24,329	4.0	30,411	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2012, cash and cash equivalents totaled $46.4 million, or 7.2% of total assets. The increase in cash and cash equivalents was due to some large deposit inflows that the Company received towards the end of the quarter that were temporarily put into cash equivalents.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2012 and June 30, 2012.

	September 30, 2012	June 30, 2012
	(In Thousands)
Commitments to grant loans (1)	$26,480	$22,543
Commercial loan lines-of-credit (2)	29,926	31,764
Unused portions of home equity lines-of-credit (3)	33,066	32,679
Unused portion of construction loans (4)	12,102	6,686
Unused portion of mortgage loans	57	65
Unused portion of personal lines-of-credit (5)	1,880	1,894
Standby letters of credit (6)	650	640
Total loan commitments	$104,161	$96,271

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are generally available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the three months ended September 30, 2012. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There has been no material changes in the Company’s risk factors during the three months ended September 30, 2012. See the discussion and analysis of risk factors, in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities –In February 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Sixth Stock Repurchase Program”) for the purchase of up to 304,280 shares, or approximately 5%, of the Company’s then-outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. It is intended that all repurchases under the Sixth Stock Repurchase Program will be completed by April 2013. The following table set forth the repurchases that were made pursuant to the Sixth Stock Repurchase Program during the quarter ended September 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	-	$-	-	475,004
August 1, 2012 - August 31, 2012	-	$-	-	475,004
September 1, 2012 - September 30, 2012	107,790	$12.86	107,790	367,214
	107,790	$12.86	107,790

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(3)

3.4	Text of Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(12)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(5)

10.6	Form of 2011 Hampden Bank Change in Control Agreement(13)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(7)

10.12	2008 Equity Incentive Plan(8)

10.13	Form of Restricted Stock Agreement(9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement(9)

21.0	List of Subsidiaries(10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101*
The following materials from Hampden Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 20, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2012.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.
(12)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 3, 2011.

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

HAMPDEN BANCORP, INC.

Date: November 14, 2012	/s/ Thomas R. Burton
Thomas R. Burton
Chief Executive Officer

Date: November 14, 2012	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer