Form 10-Q
period 2012-12-31
Hampden Bancorp, Inc.
filed 2013-02-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
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

As of February 6, 2013, there were 5,785,174 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,	June 30,
	2012	2012
	(Unaudited)
Cash and due from banks	$19,086	$12,334
Federal funds sold and other short-term investments	11,193	15,589
Cash and cash equivalents	30,279	27,923

Securities available for sale, at fair value	149,989	143,851
Federal Home Loan Bank of Boston stock, at cost	5,153	4,959
Loans held for sale	2,980	927
Loans, net of allowance for loan losses of $5,127
at December 31, 2012 and $5,148 at June 30, 2012	427,273	406,344
Other real estate owned	1,555	1,826
Premises and equipment, net	5,248	5,159
Accrued interest receivable	1,666	1,675
Deferred tax asset, net	3,364	3,402
Bank-owned life insurance	16,698	16,205
Other assets	3,429	3,686
	$647,634	$615,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$459,140	$434,832
Securities sold under agreements to repurchase	4,420	7,315
Short-term borrowings	7,500	3,000
Long-term debt	83,329	76,661
Mortgagors' escrow accounts	1,061	1,010
Accrued expenses and other liabilities	5,688	5,979
Total liabilities	561,138	528,797

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,981,465
issued; 5,798,893 outstanding at December 31, 2012 and 5,968,395 outstanding at June 30, 2012)	80	80
Additional paid-in-capital	79,565	78,995
Unearned compensation - ESOP (381,596 shares unallocated at December 31, 2012 and
402,796 shares unallocated at June 30, 2012)	(3,816)	(4,028)
Unearned compensation - equity incentive plan	(20)	(225)
Retained earnings	33,549	32,473
Accumulated other comprehensive income	2,040	2,117
Treasury stock, at cost (2,182,572 shares at December 31, 2012 and 1,983,153 shares at June 30, 2012)	(24,902)	(22,252)
Total stockholders' equity	86,496	87,160
	$647,634	$615,957

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,400	$5,418	$10,856	$10,944
Debt securities	704	682	1,446	1,390
Dividends	7	4	14	8
Federal funds sold and other short-term investments	10	8	14	12
Total interest and dividend income	6,121	6,112	12,330	12,354

Interest expense:
Deposits	947	1,046	1,904	2,211
Borrowings	467	345	918	764
Total interest expense	1,414	1,391	2,822	2,975

Net interest income	4,707	4,721	9,508	9,379
Provision for loan losses	175	100	225	400
Net interest income, after provision for loan losses	4,532	4,621	9,283	8,979

Non-interest income:
Customer service fees	504	416	1,020	919
Gain on sales of loans, net	321	197	516	306
Increase in cash surrender value of bank-owned life insurance	137	105	272	203
Other	110	44	230	155
Total non-interest income	1,072	762	2,038	1,583

Non-interest expense:
Salaries and employee benefits	2,539	2,470	5,019	4,950
Occupancy and equipment	461	461	910	922
Data processing services	265	130	505	323
Advertising	125	194	273	418
Net loss (gain) on other real estate owned	-	50	(12)	50
FDIC insurance and assessment	88	67	168	127
Other general and administrative	902	957	1,981	1,904
Total non-interest expense	4,380	4,329	8,844	8,694

Income before income taxes	1,224	1,054	2,477	1,868

Income tax provision	453	360	945	639
Net income	$771	$694	$1,532	$1,229

Earnings per share
Basic	$0.14	$0.12	$0.28	$0.20
Diluted	$0.14	$0.12	$0.28	$0.20

Weighted average shares outstanding
Basic	5,401,349	5,861,220	5,448,576	6,029,351
Diluted	5,527,472	5,951,755	5,556,209	6,120,809

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$771	$694	$1,532	$1,229

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	(743)	(382)	(74)	(242)
Tax effect	(260)	(139)	3	(91)
Net-of-tax amount	(483)	(243)	(77)	(151)

Comprehensive income	$288	$451	$1,455	$1,078

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except per share data)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Unaudited)
Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516
Net income	-	-	-	-	-	1,229	-	-	1,229
Other comprehensive income	-	-	-	-	-	-	(151)	-	(151)
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(367)	-	-	(367)
Common stock repurchased	(695,649)	-	-	-	-	-	-	(8,651)	(8,651)
Stock-based compensation	-	-	163	-	349	-	-	-	512
Tax benefit from Equity Incentive Plan vesting	-	-	4	-	-	-	-	-	4
Forfeiture of restricted stock	-	-	-	-	35	(35)	-	-	-
ESOP shares allocated or committed to be allocated (21,200 shares)	-	-	58	212	-	-	-	-	270
Balance at December 31, 2011	6,103,850	$80	$78,742	$(4,240)	$(487)	$31,154	$1,606	$(20,493)	$86,362

Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160
Net income	-	-	-	-	-	1,532	-	-	1,532
Other comprehensive income	-	-	-	-	-	-	(77)	-	(77)
Issuance of common stock for exercise of stock options	29,917	-	326	-	-	-	-	-	326
Cash dividends paid ($0.08 per share)	-	-	-	-	-	(456)	-	-	(456)
Common stock repurchased	(199,419)	-	-	-	-	-	-	(2,650)	(2,650)
Stock-based compensation	-	-	189	-	205	-	-	-	394
ESOP shares allocated or committed to be allocated (21,200 shares)	-	-	55	212	-	-	-	-	267
Balance at December 31, 2012	5,798,893	$80	$79,565	$(3,816)	$(20)	$33,549	$2,040	$(24,902)	$86,496

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$1,532	$1,229
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	225	400
Changes in fair value of mortgage servicing rights	(102)	(120)
Net amortization of securities	388	78
Depreciation and amortization	360	400
Loans originated for sale	(16,538)	(8,477)
Proceeds from loan sales	15,001	7,865
Gain on sales of loans, net	(516)	(306)
Write-down of other real estate owned	-	50
Realized gain on sale of other real estate owned	(12)	-
Increase in cash surrender value of bank-owned life insurance	(272)	(203)
Deferred tax provision (benefit)	36	(4)
Employee Stock Ownership Plan expense	267	270
Stock-based compensation	720	512
Tax benefit from Equity Incentive Plan vesting	-	(4)
Net change in:
Accrued interest receivable	9	39
Other assets	359	(244)
Accrued expenses and other liabilities	(291)	(734)
Net cash provided by operating activities	1,166	751

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	-	1,000
Principal payments	21,199	15,272
Purchases	(27,800)	(10,812)
Purchase of loans	(4,211)	-
Loan (originations), net of principal payments	(17,158)	(1,369)
Purchase of Federal Home Loan Bank stock	(194)	-
Proceeds from sale of other real estate owned	498	315
Purchase of bank-owned life insurance	(221)	(5,001)
Purchase of premises and equipment	(449)	(144)
Net cash used in investing activities	(28,336)	(739)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended December 31,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	24,308	9,732
Net change in repurchase agreements	(2,895)	(765)
Proceeds from issuance of short-term borrowings	4,500	-
Proceeds from issuance of long-term debt	12,130	-
Repayment of long-term debt	(5,462)	(6,255)
Net change in mortgagors' escrow accounts	51	87
Tax benefit from Equity Incentive Plan vesting	-	4
Repurchase of common stock	(2,650)	(8,651)
Payment of dividends on common stock	(456)	(367)
Net cash provided by (used in) financing activities	29,526	(6,215)

Net change in cash and cash equivalents	2,356	(6,203)

Cash and cash equivalents at beginning of period	27,923	31,147

Cash and cash equivalents at end of period	$30,279	$24,944

Supplemental cash flow information:
Interest paid on deposits	$1,904	$2,211
Interest paid on borrowings	674	823
Income taxes paid	650	27
Transfers from loans to other real estate owned	215	176

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2012 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2012 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 18, 2012.

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

Earnings per share for the three and six month periods ended December 31, 2012 and 2011 have been computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net income applicable to common stock (in thousands)	$771	$694	$1,532	$1,229

Average number of shares issued	7,964,496	7,950,379	7,958,022	7,950,379
Less: average unallocated ESOP shares	(388,555)	(430,951)	(393,873)	(436,269)
Less: average treasury stock	(2,124,496)	(1,544,815)	(2,066,080)	(1,369,466)
Less: average unvested restricted stock awards	(50,096)	(113,393)	(49,493)	(115,293)
Average number of basic shares outstanding	5,401,349	5,861,220	5,448,576	6,029,351

Plus: dilutive unvested restricted stock awards	38,504	56,227	33,910	50,949
Plus: dilutive stock option shares	87,619	34,308	73,723	40,509
Average number of diluted shares outstanding	5,527,472	5,951,755	5,556,209	6,120,809

Basic earnings per share	$0.14	$0.12	$0.28	$0.20
Diluted earnings per share	$0.14	$0.12	$0.28	$0.20

4. Dividends

On November 6, 2012, the Company declared a cash dividend of $0.04 per common share which was paid on November 30, 2012 to stockholders of record as of the close of business on November 16, 2012.

On February 5, 2013, the Company declared a cash dividend of $0.05 per common share which is payable on February 28, 2013 to stockholders of record as of the close of business on February 15, 2013.

5. Loan Commitments

Outstanding loan commitments totaled $120.0 million at December 31, 2012 and $96.3 million as of June 30, 2012. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2012 and June 30, 2012 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2012	(In Thousands)
Debt securities:
Corporate bonds	$-	$6,290	$-	$6,290
Residential mortgage-backed securities:
Agency	-	139,939	-	139,939
Non-agency	-	3,704	-	3,704
Total debt securities	-	149,933	-	149,933
Marketable equity securities	56	-	-	56
Mortgage servicing rights	-	-	444	444
Total assets measured at fair value on a recurring basis	$56	$149,933	$444	$150,433

June 30, 2012
Debt securities:
Corporate bonds	$-	$6,136	$-	$6,136
Residential mortgage-backed securities:
Agency	-	133,543	-	133,543
Non-agency	-	4,118	-	4,118
Total debt securities	-	143,797	-	143,797
Marketable equity securities	54	-	-	54
Mortgage servicing rights	-	-	445	445
Total assets measured at fair value on a recurring basis	$54	$143,797	$445	$144,296

The table below presents, for the three and six months ended December 31, 2012 and 2011, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Beginning balance	$440	$439	$445	$445
Total realized and unrealized gains (losses) included in net income	(59)	(93)	(102)	(120)
Total unrealized gains (losses) included in other comprehensive income	-	-	-	-
Capitalized servicing assets	63	57	101	78
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$444	$403	$444	$403

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of December 31, 2012 and June 30, 2012.

	Level 1	Level 2	Level 3
December 31, 2012	(In Thousands)
Impaired loans	$-	$-	$599
Other real estate owned	-	-	1,555
Total assets	$-	$-	$2,154

June 30, 2012
Impaired loans	$-	$-	$1,055
Other real estate owned	-	-	1,826
Total assets	$-	$-	$2,881

During the six months ended December 31, 2012 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $204,000 loss on those impaired loans for the three and six months ended December 31, 2012. The Company had a $206,000 loss on those impaired loans for the three months ended December 31, 2011 and a $26,000 loss on those impaired loans for the six months ended December 31, 2011. These gains/losses were recognized through the provision for loan losses. The Company charges off any collateral shortfall on collaterally dependent impaired loans. Independent appraisals or tax assessments are obtained and updated as required for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $12,000 gain on the sale of OREO for the three and six months ended December 31, 2012. The Company had a $50,000 write-down on OREO for the three and six months ended December 31, 2011. At December 31, 2012 and 2011, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$30,279	$30,279	$-	$-	$30,279
Securities available for sale	149,989	56	149,933	-	149,989
Federal Home Loan Bank stock	5,153	-	-	5,153	5,153
Loans held for sale	2,980	-	-	2,980	2,980
Loans, net	427,273	-	-	443,659	443,659
Accrued interest receivable	1,666	-	-	1,666	1,666
Mortgage servicing rights (1)	444	-	-	444	444

Financial liabilities:
Deposits	459,140	-	-	461,652	461,652
Securities sold under agreements to repurchase	4,420	-	-	4,420	4,420
Short-term borrowings	7,500	-	7,500	-	7,500
Long-term debt	83,329	-	84,844	-	84,844
Mortgagors' escrow accounts	1,061	-	-	1,061	1,061

(1) Included in other assets.
	June 30,
	2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$27,923	$27,923	$-	$-	$27,923
Securities available for sale	143,851	54	143,797	-	143,851
Federal Home Loan Bank stock	4,959	-	-	4,959	4,959
Loans held for sale	927	-	-	927	927
Loans, net	406,344	-	-	425,782	425,782
Accrued interest receivable	1,675	-	-	1,675	1,675
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	434,832	-	-	437,725	437,725
Securities sold under agreements to repurchase	7,315	-	-	7,315	7,315
Short-term borrowings	3,000	-	3,000	-	3,000
Long-term debt	76,661	-	78,220	-	78,220
Mortgagors' escrow accounts	1,010	-	-	1,010	1,010

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,118	$172	$-	$6,290
Residential mortgage-backed securities:
Agency	136,941	3,066	(68)	139,939
Non-agency	3,640	67	(3)	3,704
Total debt securities	146,699	3,305	(71)	149,933
Marketable equity securities	51	5	-	56
Total securities available for sale	$146,750	$3,310	$(71)	$149,989

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,134	$10	$(8)	$6,136
Residential mortgage-backed securities:
Agency	130,157	3,419	(33)	133,543
Non-agency	4,196	53	(131)	4,118
Total debt securities	140,487	3,482	(172)	143,797
Marketable equity securities	51	3	-	54
Total securities available for sale	$140,538	$3,485	$(172)	$143,851

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2012 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$-	$-
Over 1 year through 5 years	6,118	6,290
Total bonds and obligations	6,118	6,290
Residential mortgage-backed securities:
Agency	136,941	139,939
Non-agency	3,640	3,704
Total debt securities	$146,699	$149,933

At December 31, 2012 and June 30, 2012, the carrying value of securities pledged to secure repurchase agreements was $11.6 million and $13.3 million, respectively.

Information pertaining to securities with gross unrealized losses at  December 31, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2012:
Residential mortgage-backed securities:
Agency	$59	$18,969	$9	$432	$68	$19,401
Non-agency	-	-	3	423	3	423
	$59	$18,969	$12	$855	$71	$19,824
June 30, 2012:
Corporate bonds	$8	$2,024	$-	$-	$8	$2,024
Residential mortgage-backed securities:
Agency	25	8,435	8	409	33	8,844
Non-agency	-	-	131	2,066	131	2,066
	$33	$10,459	$139	$2,475	$172	$12,934

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At December 31, 2012 and June 30, 2012, no marketable equity securities had unrealized losses.

At December 31, 2012, seventeen debt securities had unrealized losses with aggregate depreciation of 0.4% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At December 31, 2012, we held five securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $426,000 and a fair value of $423,000. All of these investments are “Senior” Class tranches and have underlying credit enhancement. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of December 31, 2012.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At December 31, 2012		At June 30, 2012
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$109,136	25.41%	$112,294	27.48%	$(3,158)	(2.81	) %
Commercial	157,901	36.76	152,965	37.43	4,936	3.23%
Home equity:
First lien	34,365	8.00	31,609	7.73	2,756	8.72%
Second lien	43,521	10.13	41,374	10.12	2,147	5.19%
Construction:
Residential	3,864	0.90	4,149	1.02	(285)	(6.87	) %
Commercial	7,627	1.78	2,404	0.59	5,223	217.26%
Total mortgage loans on real estate	356,414	82.98	344,795	84.37	11,619	3.37%

Other loans:
Commercial	40,604	9.45	35,567	8.70	5,037	14.16%
Consumer:
Manufactured homes	21,658	5.04	21,169	5.18	489	2.31%
Automobile and other secured loans	9,360	2.18	6,385	1.56	2,975	46.59%
Other	1,502	0.35	769	0.19	733	95.32%
Total other loans	73,124	17.02	63,890	15.63	9,234	14.45%
Total loans	429,538	100.00%	408,685	100.00%	$20,853	5.10%
Other items:
Net deferred loan costs	2,862		2,807
Allowance for loan losses	(5,127)		(5,148)

Total loans, net	$427,273		$406,344

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (“TDR”). All TDRs are initially classified as impaired and may be evaluated for removal from impaired status after one year of current payments for a modified loan with a market rate.

General allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended December 31, 2012.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process specific loans with risk ratings of six or higher are analyzed to determine their potential risk of loss. This process concentrates on watch list, non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has broker funded cash reserve accounts for manufactured home loans that can be used for pre-payments and losses. These reserve accounts totaled $383,000 at December 31, 2012 and $601,000 at June 30, 2012 and are included in deposit accounts.

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

The following table presents the Company’s loans by risk rating at December 31, 2012 and June 30, 2012:

December 31, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$107,326	$134,758	$34,308	$43,167	$3,864	$7,627
Loans rated 6	476	7,516	-	60	-	-
Loans rated 7	948	15,627	57	294	-	-
Loans rated 8	386	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$109,136	$157,901	$34,365	$43,521	$3,864	$7,627

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$34,382	$21,288	$9,360	$1,496	$397,576
Loans rated 6	890	141	-	1	9,084
Loans rated 7	5,332	120	-	5	22,383
Loans rated 8	-	109	-	-	495
Loans rated 9	-	-	-	-	-
	$40,604	$21,658	$9,360	$1,502	$429,538

June 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$110,071	$130,316	$31,456	$41,030	$4,149	$2,404
Loans rated 6	957	6,602	89	275	-	-
Loans rated 7	810	16,047	64	69	-	-
Loans rated 8	456	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$29,539	$20,831	$6,377	$765	$376,938
Loans rated 6	968	136	8	4	9,039
Loans rated 7	5,060	179	-	-	22,229
Loans rated 8	-	23	-	-	479
Loans rated 9	-	-	-	-	-
	$35,567	$21,169	$6,385	$769	$408,685

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

The following are summaries of past due and non-accrual loans at December 31, 2012 and June 30, 2012:

	December 31, 2012
					Past Due 90
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Days or More and Still Accruing	Loans on Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$779	$240	$1,050	$2,069	$-	$1,883
Commercial	195	1,038	-	1,233	-	-
Home equity:
First lien	-	-	-	-	-	57
Second lien	331	19	250	600	-	338
Commercial	211	3	484	698	-	2,009
Consumer:
Manufactured homes	412	215	109	736	-	109
Other	18	4	1	23	-	1
Total	$1,946	$1,519	$1,894	$5,359	$-	$4,397

	June 30, 2012
					Past Due 90
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Days or More and Still Accruing	Loans on Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$930	$275	$878	$2,083	$-	$1,266
Commercial	-	-	-	-	-	218
Home equity:
First lien	39	114	-	153	-	-
Second lien	134	-	-	134	-	68
Commercial	25	-	556	581	-	597
Consumer:
Manufactured homes	183	122	133	438	-	133
Automobile and other secured loans	8	-	-	8	-	-
Other	4	-	-	4	-	-
Total	$1,323	$511	$1,567	$3,401	$-	$2,282

The following are summaries of impaired loans at December 31, 2012 and June 30, 2012:

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,884	$2,191	$-
Commercial	2,604	2,612	-
Home equity:
First lien	57	57	-
Second lien	338	338	-
Other loans:
Commercial	3,123	3,123	-
Manufactured homes	109	109	-
Total	8,115	8,430	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,564	8,564	190
Other loans:
Commercial	610	610	1
Total	9,174	9,174	191
Total impaired loans	$17,289	$17,604	$191

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,269	$1,493	$-
Commercial	3,090	3,150	-
Home equity:
Second lien	69	69	-
Other loans:
Commercial	3,345	4,853
Manufactured homes	133	133	-
Total	7,906	9,698	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,484	8,484	221
Other loans:
Commercial	686	686	1
Total	9,170	9,170	222
Total impaired loans	$17,076	$18,868	$222

Information pertaining to impaired loans for the three and six months ended December 31, 2012 and 2011 follows:

	For The Three Months Ended December 31, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,700	$11,309	$84	$215	$-	$-	$3,763	$161	$-	$-	$17,232

Interest income recognized on impaired loans	$2	$152	$-	$3	$-	$-	$35	$-	$-	$-	$192

Interest income recognized on a cash basis on impaired loans	$15	$191	$1	$1	$-	$-	$26	$-	$-	$-	$234

	For The Three Months Ended December 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,292	$12,133	$-	$329	$-	$310	$5,038	$80	$-	$-	$20,182

Interest income recognized on impaired loans	$32	$148	$-	$2	$-	$5	$47	$(2)	$-	$-	$232

Interest income recognized on a cash basis on impaired loans	$32	$125	$-	$2	$-	$5	$48	$-	$-	$-	$212

	For The Six Months Ended December 31, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,556	$11,398	$56	$166	$-	$-	$3,852	$152	$-	$-	$17,180

Interest income recognized on impaired loans	$19	$310	$2	$9	$-	$-	$76	$10	$-	$-	$426

Interest income recognized on a cash basis on impaired loans	$41	$385	$2	$4	$-	$-	$71	$-	$-	$-	$503

	For The Six Months Ended December 31, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,332	$11,379	$-	$334	$-	$310	$5,118	$100	$-	$-	$19,573

Interest income recognized on impaired loans	$49	$346	$-	$2	$-	$10	$128	$(2)	$-	$-	$533

Interest income recognized on a cash basis on impaired loans	$54	$333	$-	$2	$-	$10	$127	$1	$-	$-	$527

At December 31, 2012, the Company had three impaired loans that had $337,000 committed to be advanced. The $17.3 million of impaired loans include $4.4 million of non-accrual loans and $9.5 million of accruing troubled debt restructured loans as of December 31, 2012. The remaining $3.4 million of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.3 million of impaired loans, $14.3 million, or 82.5%, are current with all payment terms. As of June 30, 2012, the $17.1 million of impaired loans included $2.3 million of non-accrual loans and $9.6 million of accruing troubled debt restructured loans. The remaining $5.2 million of impaired loans are loans that the Company believes, based on current information and events, that it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.1 million of impaired loans, $14.8 million, or 87.0%, were current with all payment terms as of June 30, 2012.

The Company had no new TDR loan relationships in the three and six months ended December 31, 2012. As of December 31, 2012, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the six months ended December 31, 2011. This loan relationship included four loans comprised of two 1-4 family residential loans totaling $220,000, one home equity loan totaling $26,000, and one commercial real estate loan totaling $182,000 as of December 31, 2011.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and six months ended December 31, 2012 and 2011 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended December 31, 2012	(In Thousands)
Allowance:
Beginning balance	$876	$2,366	$208	$283	$39	$21	$963	$379	$25	$12	$5,172
Charge-offs	(113)	(56)	(50)	-	-	-	-	-	-	(8)	(227)
Recoveries	2	-	2	-	-	-	-	-	-	3	7
Provision	26	60	7	10	1	4	50	15	1	1	175
Ending balance	$791	$2,370	$167	$293	$40	$25	$1,013	$394	$26	$8	$5,127

Six Months Ended December 31, 2012
Allowance:
Beginning balance	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Charge-offs	(113)	(87)	(50)	-	-	-	-	-	-	(8)	(258)
Recoveries	5	-	2	-	-	-	-	-	-	5	12
Provision	34	97	9	13	2	5	44	19	1	1	225
Ending balance	$791	$2,370	$167	$293	$40	$25	$1,013	$394	$26	$8	$5,127

At December 31, 2012
Ending balance: Specific allocation	$-	$190	$-	$-	$-	$-	$1	$-	$-	$-	$191
Ending balance: General allocation	$791	$2,180	$167	$293	$40	$25	$1,012	$394	$26	$8	$4,936
Loans:
Ending balance	$109,136	$157,901	$34,365	$43,521	$3,864	$7,627	$40,604	$21,658	$9,360	$1,502	$429,538
Ending balance: Impaired loans	$1,884	$11,168	$57	$338	$-	$-	$3,733	$109	$-	$-	$17,289
Ending balance: Non-impaired loans	$107,252	$146,733	$34,308	$43,183	$3,864	$7,627	$36,871	$21,549	$9,360	$1,502	$412,249

At June 30, 2012
Ending balance: Specific allocation	$-	$221	$-	$-	$-	$-	$1	$-	$-	$-	$222
Ending balance: General allocation	$865	$2,139	$206	$280	$38	$20	$968	$375	$25	$10	$4,926
Loans:
Ending balance	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404	$35,567	$21,169	$6,385	$769	$408,685
Ending balance: Impaired loans	$1,269	$11,574	$-	$69	$-	$-	$4,031	$133	$-	$-	$17,076
Ending balance: Non-impaired loans	$111,025	$141,391	$31,609	$41,305	$4,149	$2,404	$31,536	$21,036	$6,385	$769	$391,609

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended December 31, 2011	(In Thousands)
Allowance:
Beginning balance	$1,015	$3,010	$199	$337	$36	$37	$1,041	$-	$-	$56	$5,731
Charge-offs	(56)	(17)	-	(24)	-	-	(206)	-	-	(2)	(305)
Recoveries	27	16	-	-	-	-	-	-	-	-	43
Provision (credit)	65	75	43	(11)	1	(14)	(41)	-	18	(36)	100
Ending balance	$1,051	$3,084	$242	$302	$37	$23	$794	$-	$18	$18	$5,569

Six Months Ended December 31, 2011
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Charge-offs	(58)	(60)	-	(24)	-	-	(212)	-	-	(4)	(358)
Recoveries	35	16	3	-	-	-	-	-	-	-	54
Provision (credit)	181	206	43	5	4	(9)	(14)	-	18	(34)	400
Ending balance	$1,051	$3,084	$242	$302	$37	$23	$794	$-	$18	$18	$5,569

At December 31, 2011
Ending balance: Specific allocation	$321	$253	$-	$-	$-	$-	$16	$-	$-	$-	$590
Ending balance: General allocation	$730	$2,831	$242	$302	$37	$23	$778	$-	$18	$18	$4,979
Loans:
Ending balance	$118,289	$150,716	$23,991	$41,166	$3,807	$1,808	$35,106	$20,781	$4,394	$1,290	$401,348
Ending balance: Impaired loans	$2,100	$10,097	$-	$314	$-	$310	$4,771	$100	$-	$-	$17,692
Ending balance: Non-impaired loans	$116,189	$140,619	$23,991	$40,852	$3,807	$1,498	$30,335	$20,681	$4,394	$1,290	$383,656

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2012 and June 30, 2012, the Company was servicing loans for participants aggregating $31.4 million and $28.4 million, respectively.

9. Equity Incentive Plan

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. During the six months ended December 31, 2012, 35,000 stock options with an exercise price of $12.51 per share were awarded to certain employees. The vesting period for these options is five years from date of grant with 20% of the options vesting annually. The fair value of the options granted is $3.34 and was estimated on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2012, unrecognized stock-based compensation expense related to these nonvested options amounted to $107,000.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. During the six months ended December 31, 2012, 3,000 shares of restricted stock were awarded with a grant date fair value of $12.51 per share to the Company’s Senior Vice President and Chief Lending Officer. The vesting period for the shares of restricted stock is five years from the date of grant, with 20% of the shares vesting annually.  The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. As of December 31, 2012, there was $20,000 of total unrecognized compensation cost related to these nonvested stock awards.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at December 31, 2012 and June 30, 2012 and our consolidated results of operations for the three and six months ended December 31, 2012 and 2011, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Overview

Total Assets. The Company’s total assets increased $31.7 million, or 5.1%, from $616.0 million at June 30, 2012 to $647.6 million at December 31, 2012. Securities increased $6.1 million, or 4.3%, to $150.0 million and cash and cash equivalents increased $2.4 million, or 8.4%, to $30.3 million at December 31, 2012. Net loans, including loans held for sale, increased $23.0 million, or 5.6%, to $430.3 million at December 31, 2012.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale increased $6.1 million to $150.0 million at December 31, 2012. There was an increase in the fair value of residential mortgage backed securities of $6.0 million and an increase of $154,000 in the fair value of corporate bonds during the six months ended December 31, 2012.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements. The increases in commercial real estate, commercial, and commercial construction loans were due to the Company’s increased emphasis on obtaining commercial lending relationships. There was a $2.8 million increase in first lien home equity loans due to a special promotion that the Company is currently running. Due to interest rate risk, the Company is currently selling the majority of its currently originated long-term fixed rate mortgages.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the six months ended December 31, 2012, loans sold totaled $15.0 million. Of the $15.0 million of loans sold, $4.1 million were sold on a servicing-released basis, and $10.9 million were sold on a servicing-retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At December 31,	At June 30,
	2012	2012
	(Dollars in Thousands)

Total non-performing loans	$4,397	$2,282
Other real estate owned	1,555	1,826

Total non-performing assets	$5,952	$4,108

Troubled debt restructurings, not reported above	$9,476	$9,648

Ratios:
Non-performing loans to total loans	1.02%	0.56%
Non-performing assets to total assets	0.92%	0.67%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2012 to December 31, 2012, commercial non-performing loans have increased $1.4 million; residential mortgage non-performing loans have increased $617,000; consumer, including home equity and manufactured homes, non-performing loans have increased $304,000; and commercial real estate non-performing loans have decreased $218,000. The increase in commercial non-accrual loans is due to one commercial loan with a $1.5 million balance. The Company believes that this loan is well secured and this situation is temporary. At December 31, 2012, the Company had thirteen TDRs totaling approximately $9.9 million, of which $463,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to approximately $332,000 for the six month period ended December 31, 2012. At June 30, 2012, the Company had fourteen TDRs consisting of commercial and mortgage loans totaling approximately $10.3 million, of which $698,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $689,000 for the year ended June 30, 2012.

As of December 31, 2012, loans on non-accrual status totaled $4.4 million which consisted of $1.9 million in loans that were 90 days or greater past due, $942,000 in loans that are current or less than 30 days past due and $1.6 million in loans that are 30-89 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of December 31, 2012, commercial non-accrual loans less than 90 days past due were $1.5 million, 1-4 family residential non-accrual loans less than 90 days past due were $833,000, home equity second lien non-accrual loans less than 90 days past due were $88,000 and home equity first lien non-accrual loans less than 90 days past due were $57,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate and any change in present value is recorded within the provision for loan loss. Impaired loans increased slightly to $17.3 million at December 31, 2012 from $ 17.1 million at June 30, 2012. The Company established specific reserves aggregating $191,000 and $222,000 for impaired loans at December 31, 2012 and June 30, 2012, respectively.  Such reserves relate to five impaired loan relationships with a carrying value of $9.2 million, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of December 31, 2012.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2012, the Company had thirteen properties with a carrying value of $1.6 million classified as OREO. Two of these properties were commercial real estate properties valued at $425,000, one property was a commercial property valued at $342,000, two properties were 1-4 family residential properties valued at $184,000, one property was a home equity second lien valued at $218,000 and one property was a commercial construction project valued at $218,000. Six properties were manufactured homes valued at $168,000 in aggregate. Any losses on the manufactured housing portfolio would first impact the broker funded cash reserve specifically maintained for manufactured housing loans. These reserve accounts totaled $383,000 at December 31, 2012 and $601,000 at June 30, 2012 and are included in deposit accounts.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)

Balance at end of period	$5,127	$5,569	$5,127	$5,569

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.07%	0.06%	0.08%
Allowance for loan losses to non-performing loans at end of period	116.60%	101.22%	116.60%	101.22%
Allowance for loan losses to total loans at end of period	1.19%	1.39%	1.19%	1.39%

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

The changes in servicing assets measured using fair value are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Fair value at beginning of period	$440	$439	$445	$445
Capitalized servicing assets	63	57	101	78
Changes in fair value	(59)	(93)	(102)	(120)
Fair value at end of period	$444	$403	$444	$403

There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the six month periods ended December 31, 2012, and 2011, amounts recognized for loan servicing fees amounted to $171,000 and $118,000, respectively, which are included in other non-interest income in the consolidated statements of income.  The unpaid principal balance of mortgages serviced for others was $63.1 million and $61.0 million at December 31, 2012 and June 30, 2012, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2012		2012
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$66,860	14.56%	$60,108	13.82%	$6,752	11.23%
Savings deposits	95,418	20.78	97,095	22.33	(1,677)	(1.73)
Money market	80,608	17.56	56,194	12.92	24,414	43.45
NOW accounts	43,695	9.52	43,579	10.02	116	0.27
Total transaction accounts	286,581	62.42	256,976	59.09	29,605	11.52
Certificates of deposit	172,559	37.58	177,856	40.91	(5,297)	(2.98)

Total deposits	$459,140	100.00%	$434,832	100.00%	$24,308	5.59%

Deposits increased $24.3 million, or 5.6%, to $459.1 million at December 31, 2012 from $434.8 million at June 30, 2012. The increase in deposits is due to the Company’s increased focus on obtaining core deposits. The $24.4 million increase in money market accounts was due to an increase in state and local municipality deposits as well as deposits from commercial loan customers.

Borrowings include advances from the FHLB, as well as securities sold under agreements to repurchase, and have increased $8.3 million, or 9.5%, to $95.2 million at December 31, 2012 from $87.0 million at June 30, 2012. Advances from the FHLB increased $11.2 million and repurchase agreements decreased $2.9 million. The Company used these FHLB borrowings to fund some of its loan demand. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

Stockholders’ Equity. Stockholders’ equity decreased $664,000, or 0.8%, to $86.5 million at December 31, 2012 from $87.2 million at June 30, 2012. During the six months ended December 31, 2012, the Company repurchased 199,419 shares of Company stock for $2.7 million, at an average price of $13.29 per share pursuant to the Company’s previously announced stock repurchase programs. A partial offset to the increase in treasury stock was a $1.1 million increase in retained earnings, a $570,000 increase in additional paid in capital, a $212,000 decrease in ESOP unearned compensation and a $205,000 decrease in equity incentive plan unearned compensation. Our ratio of capital to total assets decreased to 13.4% at December 31, 2012 compared to 14.2% at June 30, 2012. The Company’s book value per share as of December 31, 2012 was $14.91 compared to $14.60 at June 30, 2012.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

Net Income. The Company had a $77,000 increase in net income for the three months ended December 31, 2012 to $771,000, or $0.14 per fully diluted share, as compared to $694,000, or $0.12 per fully diluted share, for the same period in 2011. The majority of the increase in net income was due to an increase in total non-interest income of $310,000. For the three months ended December 31, 2012, the Company had a $124,000, or 62.9%, increase in the gain on the sale of loans to $321,000 compared to $197,000 for the same period in 2011. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages. The provision for loan losses increased $75,000 for the three month period ended December 31, 2012 compared to the same period in 2011 due to the increase in loan balances. The Company had a decrease in net interest income of $14,000 for the three months ended December 31, 2012 compared to the same period in 2011 due to a decrease in the net interest margin from 3.56% to 3.12%. For the three month period ended December 31, 2012, interest expense increased by $23,000, or 1.7%, compared to the three month period ended December 31, 2011. Non-interest expense increased $51,000, or 1.2%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Our combined federal and state effective tax rate was 37.0% for the three months ended December 31, 2012 compared to 34.2% for the same period in 2011.

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

	Three Months Ended December 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$430,077	$5,400	5.02%	$400,179	$5,418	5.42%
Investment securities	150,450	711	1.89	112,177	686	2.45
Federal funds sold and other short-term investments	21,977	10	0.18	18,635	8	0.17
Total interest earning assets	602,504	6,121	4.06	530,991	6,112	4.60
Allowance for loan losses	(5,054)			(5,824)
Total interest earning assets less allowance for loan losses	597,450			525,167
Non-interest earning assets	47,138			39,002
Total assets	$644,588			$564,169

Interest-bearing liabilities:
Savings deposits	$97,043	52	0.21	$90,157	64	0.28
Money market	73,866	79	0.43	54,121	54	0.40
NOW accounts	39,933	33	0.33	37,624	33	0.35
Certificates of deposit	173,698	783	1.80	181,445	895	1.97
Total deposits	384,540	947	0.99	363,347	1,046	1.15
Borrowed funds	99,477	467	1.88	48,711	345	2.83
Total interest-bearing liabilities	484,017	1,414	1.16	412,058	1,391	1.35
Demand deposits	67,216			56,515
Other non-interest bearing liabilities	5,903			5,699
Total liabilities	557,136			474,272
Equity	87,452			89,897
Total liabilities and equity	$644,588			$564,169

Net interest income		$4,707			$4,721
Net interest rate spread (3)			2.90%			3.25%
Net interest-earning assets (4)	$118,487			$118,933

Net interest margin (5)			3.12%			3.56%
Average interest-earning assets to interest-bearing liabilities			124.48%			128.86%

(1)	Yields and rates for the three months ended December 31, 2012 and 2011 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In Thousands)
Interest income:
Loans (1)	$390	$(408)	$(18)
Investment securities	202	(177)	25
Federal funds sold and other short- term investments	1	1	2
Total interest income	594	(585)	9

Interest expense:
Savings deposits	5	(17)	(12)
Money market	21	4	25
NOW accounts	2	(2)	(0)
Certificates of deposits	(37)	(75)	(112)
Total deposits	(10)	(89)	(99)
Borrowed funds	268	(146)	122
Total interest expense	258	(235)	23
Change in net interest income	$335	$(349)	$(14)

(1) Includes loans held for sale.

Interest Income. Interest income for the three months ended December 31, 2012 increased $9,000, or 0.2%, to $6.1 million over the same period of 2011. For the three months ended December 31, 2012, average outstanding loans increased $29.9 million, or 7.5%, from the average for the three month period ended December 31, 2011. The average yield on interest earning assets decreased 54 basis points to 4.06% for the three months ended December 31, 2012, compared to 4.60% for the same period in 2011 reflective of the current interest environment. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages.

Interest Expense. Interest expense increased $23,000, or 1.7%, to $1.4 million for the three months ended December 31, 2012. This increase was primarily due to an increase in borrowings interest expense of $122,000 due to an increase in balances partially offset by a decrease in deposit interest expense of $99,000 due to a decrease in rates. The average cost of funds decreased to 1.17% for the three months ended December 31, 2012, a decrease of 18 basis points from a cost of funds of 1.35% for the same period in 2011. The decrease in the cost of funds is partially due to the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In September 2012, the Company restructured $8.6 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the quarter.

Net Interest Income. Net interest income for the three months ended December 31, 2012 was $4.7 million, a decrease of $14,000 or 0.3%, over the same period of 2011. This was primarily due to an increase in interest expense of $23,000 for the three months December 31, 2012 over the same period in 2011.There was a $9,000, or 0.2%, increase in interest and dividend income for the three months ended December 31, 2012 compared to the same period in 2011.

Provision for Loan Losses. The Company’s provision for loan loss expense was $175,000 for the three months ended December 31, 2012 compared to $100,000 for the three months ended December 31, 2011.  The increase in the provision was due to increased loan balances.  As of December 31, 2012, the Company’s total allowance for loan losses of $5.1 million remained relatively unchanged compared to June 30, 2012. The allowance for loan losses decreased to 1.19% of total loans as of December 31, 2012 compared to 1.39% of total loans as of December 31, 2011 due to increased loan balances. However, the allowance for loan losses covers 116.6% of our non-performing loans at December 31, 2012 compared to 101.22% at December 31, 2011. The Company had $227,000 in loan charge-offs during the three months ended December 31, 2012 compared to $305,000 during the three months ended December 31, 2011.

Non-interest Income. Total non-interest income totaled $1.1 million for the three months ended December 31, 2012, an increase of $310,000 from the same period a year ago. There was an increase on the gain on sales of loans, net of $124,000 for the three months ended December 31, 2012 compared to the same period a year ago. There were also increases in customer service fees of $88,000, other non-interest income of $66,000 and an increase in the cash surrender value of bank-owned life insurance of $32,000 for the three months ended December 31, 2012 compared to the same period in 2011.

Non-interest Expense. Non-interest expense increased $51,000, or 1.2%, to $4.4 million for the three months ended December 31, 2012 compared to the same period for 2011. There was an increase in data processing services of $135,000, a $69,000 increase in salaries and employee benefits, and a $21,000 increase in FDIC insurance expenses for the three months ended December 31, 2012 compared to the same period in 2011. The increase in these expenses was partially offset by a decrease in advertising expenses of $69,000; a decrease in other general and administrative expenses of $55,000; and the Company also had a $50,000 net loss on other real estate owned in the three months ended December 31, 2011 compared to no loss in 2012.

Income Taxes. Income tax expense increased $93,000 for the three months ended December 31, 2012 compared to the same period for 2011. Our combined federal and state effective tax rate was 37.0% for the three months ended December 31, 2012 compared to 34.2% for the three months ended December 31, 2011due to a higher level of earnings and level of permanent tax differences.

Comparison of Operating Results for the Six Months Ended December 31, 2012 and December 31, 2011

Net Income. The Company had a $303,000 increase in net income for the six months ended December 31, 2012 to $1.5 million, or $0.28 per fully diluted share, as compared to $1.2 million, or $0.20 per fully diluted share, for the same period in 2011. The provision for loan losses decreased $175,000 for the six month period ended December 31, 2012 compared to the same period in 2011 due to decreases in non-accrual and impaired loans and continued improvement in general economic conditions. For the six months ended December 31, 2012, the Company had a gain on the sale of loans of $516,000 compared to $306,000 for the same period in 2011, which contributed to the $455,000 increase in total non-interest income. In the six months ended December 31, 2012, the Company originated $19.0 million and sold $14.9 million residential mortgage loans compared to originations of $8.8 million and $11.1 million in sold loans for the six months ended December 31, 2011. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages. The Company had an increase in net interest income of $129,000 for the six months ended December 31, 2012 compared to the same period in 2011. Non-interest expense increased $150,000, or 1.7%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. Our combined federal and state effective tax rate was 38.2% for the six months ended December 31, 2012 compared to 34.2% for the same period in 2011.

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

	Six Months Ended December 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$424,717	$10,856	5.11%	$400,810	$10,944	5.46%
Investment securities	148,498	1,460	1.97	113,742	1,398	2.46
Federal funds sold and other short-term investments	16,972	14	0.16	17,912	12	0.13
Total interest earning assets	590,187	12,330	4.18	532,464	12,354	4.64
Allowance for loan losses	(5,088)			(5,678)
Total interest earning assets less allowance for loan losses	585,099			526,786
Non-interest earning assets	45,151			39,101

Total assets	$630,250			$565,887

Interest-bearing liabilities:
Savings deposits	$97,482	106	0.22	$88,660	132	0.30
Money market	65,402	136	0.42	51,959	107	0.41
NOW accounts	40,005	67	0.33	37,400	69	0.37
Certificates of deposit	175,192	1,595	1.82	185,035	1,903	2.06
Total deposits	378,081	1,904	1.01	363,054	2,211	1.22
Borrowed funds	94,134	918	1.95	50,958	764	3.00
Total interest-bearing liabilities	472,215	2,822	1.20	414,012	2,975	1.44
Demand deposits	64,507			54,397
Other non-interest bearing liabilities	5,781			5,673
Total liabilities	542,503			474,082
Equity	87,747			91,805

Total liabilities and equity	$630,250			$565,887

Net interest income		$9,508			$9,379
Net interest rate spread (3)			2.98%			3.20%
Net interest-earning assets (4)	$117,972			$118,452

Net interest margin (5)			3.22%			3.52%
Average interest-earning assets to interest-bearing liabilities			124.98%			128.61%

(1)	Yields and rates for the six months ended December 31, 2012 and 2011 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In Thousands)
Interest income:
Loans (1)	$633	$(721)	$(88)
Investment securities	376	(314)	62
Federal funds sold and other short-term investments	(1)	3	2
Total interest income	1,008	(1,032)	(24)

Interest expense:
Savings deposits	12	(38)	(26)
Money market	28	1	29
NOW accounts	5	(7)	(2)
Certificates of deposits	(98)	(210)	(308)
Total deposits	(53)	(254)	(307)
Borrowed funds	487	(333)	154
Total interest expense	434	(587)	(153)
Change in net interest income	$573	$(444)	$129

(1) Includes loans held for sale.

Interest Income. Interest income for the six months ended December 31, 2012 decreased $24,000, or 0.2%, to $12.3 million over the same period of 2011. For the six months ended December 31, 2012, average outstanding loans increased $23.9 million, or 6.0%, from the average for the six month period ended December 31, 2011. The average yield on interest earning assets decreased 46 basis points to 4.18% for the six months ended December 31, 2012, compared to 4.64% for the same period in 2011 reflective of the low interest rate environment. Due to interest rate risk, the Company has decided to sell the majority of its current originations of long-term fixed rate mortgages.

Interest Expense. Interest expense decreased $153,000, or 5.1%, to $2.8 million for the six months ended December 31, 2012. This decrease was primarily due to a decrease in deposit interest expense of $307,000 due to a decrease in rates partially offset by an increase in borrowing interest expense of $154,000 due to an increase in balances. The average cost of funds decreased to 1.20% for the six months ended December 31, 2012, a decrease of 24 basis points from a cost of funds of 1.44% for the same period in 2011. The decrease in the cost of funds is partially due to the result of the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In September 2012, the Company restructured $8.6 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect for the six months.

Net Interest Income. Net interest income for the six months ended December 31, 2012 was $9.5 million, an increase of $129,000 or 1.4%, over the same period of 2011. This was primarily due to a decrease in interest expense of $153,000 for the six months December 31, 2012 over the same period in 2011. A partial offset to this was a $24,000, or 0.2%, decrease in interest and dividend income for the six months ended December 31, 2012 compared to the same period in 2011.

Provision for Loan Losses. The Company’s provision for loan loss expense was $225,000 for the six months ended December 31, 2012 compared to $400,000 for the six months ended December 31, 2011.  The decrease in the provision was due to decreases in non-accrual and impaired loans and continued improvement in general economic conditions.  As of December 31, 2012, the Company’s total allowance for loan losses of $5.1 million remained relatively unchanged compared to June 30, 2012. The allowance for loan losses decreased to 1.19% of total loans as of December 31, 2012 compared to 1.39% of total loans as of December 31, 2011 due to increased loan balances. However, the allowance for loan losses covers 116.6% of our non-performing loans at December 31, 2012 compared to 101.22% at December 31, 2011.

Non-interest Income. Total non-interest income totaled $2.0 million for the six months ended December 31, 2012, an increase of $455,000 from the same period a year ago. There was an increase on the gain on sales of loans, net of $210,000 for the six months ended December 31, 2012 compared to the same period a year ago. There were also increases in customer service fees of $101,000, other non-interest income of $75,000 and an increase in the cash surrender value of bank-owned life insurance of $69,000 for the six months ended December 31, 2012 compared to the same period in 2011.

Non-interest Expense. Non-interest expense increased $150,000, or 1.7%, to $8.8 million for the six months ended December 31, 2012 compared to the same period for 2011. There was an increase in data processing services of $182,000, a $77,000 increase in other general and administrative expenses, a $69,000 increase in salaries and employee benefits, and a $41,000 increase in FDIC insurance expenses for the six months ended December 31, 2012 compared to the same period in 2011. The increase in these expenses was partially offset by a decrease in advertising expenses of $145,000; a decrease in occupancy and equipment expenses of $12,000; and the Company also had a $50,000 net loss on other real estate owned in the six months ended December 31, 2011 compared to a $12,000 net gain in 2012.

Income Taxes. Income tax expense increased $306,000 for the six months ended December 31, 2012 compared to the same period for 2011. Our combined federal and state effective tax rate was 38.2% for the six months ended December 31, 2012 compared to 34.2% for the six months ended December 31, 2011due to a higher level of earnings and level of permanent tax differences.

 Minimum Regulatory Capital Requirements. As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios (unaudited) as of December 31, 2012 and June 30, 2012 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2012:

Total capital (to risk weighted assets):
Consolidated	$89,542	20.5%	$34,954	8.0%	N/A	N/A
Bank	77,878	18.0	34,684	8.0	$43,355	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,412	19.3	$17,477	4.0	N/A	N/A
Bank	72,748	16.8	17,342	4.0	26,013	6.0

Tier 1 capital (to average assets):
Consolidated	84,412	13.0	$25,889	4.0	N/A	N/A
Bank	72,748	11.4	25,502	4.0	31,877	5.0

As of June 30, 2012:

Total capital (to risk weighted assets):
Consolidated	$90,146	21.2%	$33,961	8.0%	N/A	N/A
Bank	80,032	19.0	33,649	8.0	$42,061	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,998	20.0	16,981	4.0	N/A	N/A
Bank	74,884	17.8	16,825	4.0	25,237	6.0

Tier 1 capital (to average assets):
Consolidated	84,998	13.9	24,433	4.0	N/A	N/A
Bank	74,884	12.3	24,329	4.0	30,411	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2012, cash and cash equivalents totaled $30.3 million, or 4.7% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2012 and June 30, 2012.

	December 31, 2012	June 30, 2012
	(In Thousands)
Commitments to grant loans (1)	$43,576	$22,543
Commercial loan lines-of-credit (2)	29,241	31,764
Unused portions of home equity lines-of-credit (3)	32,332	32,679
Unused portion of construction loans (4)	12,441	6,686
Unused portion of mortgage loans	35	65
Unused portion of personal lines-of-credit (5)	1,825	1,894
Standby letters of credit (6)	535	640

Total loan commitments	$119,985	$96,271

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are generally available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the six months ended December 31, 2012. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2012 that were discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 10-K”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that the Company believes are most important for you to consider are contained in the section entitled “Risk Factors” in the Company’s 2012 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities –In February 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Sixth Stock Repurchase Program”). Under the Sixth Stock Repurchase Program, the Company purchased 304,280 shares, or approximately 5% of the Company’s then outstanding common stock, at a total cost to the Company of approximately $4.0 million, or an average of $13.16 per share. The Sixth Stock Repurchase Program was completed in December 2012. In August 2012, the Company announced that its Board of Directors authorized another stock repurchase program (the “Seventh Stock Repurchase Program”) for the purchase of up to 289,106 shares, or approximately 5% of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of December 31, 2012, there were 275,585 shares that may be repurchased under the Seventh Stock Repurchase Program, and the Company intends to complete all repurchases under the program by December 2013. The following table set forth the repurchases that were made pursuant to the Sixth and Seventh Stock Repurchase Programs during the quarter ended December 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	4,700	$12.85	4,700	362,514
November 1, 2012 - November 30, 2012	24,637	$13.80	24,637	337,877
December 1, 2012 - December 31, 2012	62,292	$13.81	62,292	275,585
	91,629	$13.76	91,629

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(3)

3.4	Text of Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(12)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch

10.6	Form of 2012 Hampden Bank Change in Control Agreement(13)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Thomas R. Burton(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(7)

10.12	2008 Equity Incentive Plan(8)

10.13	Form of Restricted Stock Agreement(9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement(9)

21.0	List of Subsidiaries(10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Thomas R. Burton

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101*
The following materials from Hampden Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2007, as filed with the SEC on September 14, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008 as filed with the SEC on November 13, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2012 as filed with the SEC on September 18, 2012.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.
(12)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 7, 2012.
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

HAMPDEN BANCORP, INC.

Date: February 12, 2013	/s/ Glenn S. Welch
Glenn S. Welch
Chief Executive Officer and President

Date: February 12, 2013	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer