Form 10-Q
period 2013-03-31
Hampden Bancorp, Inc.
filed 2013-05-13
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of May 6, 2013, there were 5,786,085 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	June 30,
	2013	2012
	(Unaudited)
Cash and due from banks	$11,953	$12,334
Federal funds sold and other short-term investments	34,297	15,589
Cash and cash equivalents	46,250	27,923

Securities available for sale, at fair value	144,029	143,851
Federal Home Loan Bank of Boston stock, at cost	5,048	4,959
Loans held for sale	1,049	927
Loans, net of allowance for loan losses of $5,270
at March 31, 2013 and $5,148 at June 30, 2012	438,654	406,344
Other real estate owned	1,461	1,826
Premises and equipment, net	5,198	5,159
Accrued interest receivable	1,677	1,675
Deferred tax asset, net	3,705	3,402
Bank-owned life insurance	16,826	16,205
Other assets	3,691	3,686
	$667,588	$615,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$478,062	$434,832
Securities sold under agreements to repurchase	5,531	7,315
Short-term borrowings	7,000	3,000
Long-term debt	82,910	76,661
Mortgagors' escrow accounts	1,076	1,010
Accrued expenses and other liabilities	6,264	5,979
Total liabilities	580,843	528,797

Commitments and contingencies (Note 5)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,982,376 issued
at March 31, 2013 and 7,951,598 issued at June 30, 2012; 5,786,085 outstanding at March 31, 2013 and 5,968,395 outstanding at June 30, 2012)	80	80
Additional paid-in-capital	79,779	78,995
Unearned compensation - ESOP (370,996 shares unallocated at March 31, 2013 and
402,796 shares unallocated at June 30, 2012)	(3,710)	(4,028)
Unearned compensation - equity incentive plan	(18)	(225)
Retained earnings	34,103	32,473
Accumulated other comprehensive income	1,641	2,117
Treasury stock, at cost (2,196,291 shares at March 31, 2013 and 1,983,153 shares at June 30, 2012)	(25,130)	(22,252)
Total stockholders' equity	86,745	87,160
	$667,588	$615,957

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$5,268	$5,450	$16,124	$16,394
Debt securities	640	743	2,086	2,134
Dividends	5	7	19	15
Federal funds sold and other short-term investments	11	6	25	17
Total interest and dividend income	5,924	6,206	18,254	18,560

Interest expense:
Deposits	895	1,005	2,799	3,216
Borrowings	451	363	1,369	1,127
Total interest expense	1,346	1,368	4,168	4,343

Net interest income	4,578	4,838	14,086	14,217
Provision for loan losses	100	25	325	425
Net interest income, after provision for loan losses	4,478	4,813	13,761	13,792

Non-interest income:
Customer service fees	469	388	1,489	1,307
Gain on sales of securities, net	114	-	114	-
Gain on sales of loans, net	231	138	748	443
Increase in cash surrender value of bank-owned life insurance	128	131	400	334
Other	236	91	465	247
Total non-interest income	1,178	748	3,216	2,331

Non-interest expense:
Salaries and employee benefits	2,369	2,427	7,388	7,377
Occupancy and equipment	510	475	1,420	1,397
Data processing services	275	119	779	443
Advertising	122	139	395	557
Net gain on other real estate owned	(19)	(52)	(31)	(2)
FDIC insurance and assessments	88	99	256	226
Other general and administrative	1,001	960	2,984	2,862
Total non-interest expense	4,346	4,167	13,191	12,860

Income before income taxes	1,310	1,394	3,786	3,263

Income tax provision	485	517	1,430	1,156

Net income	$825	$877	$2,356	$2,107

Earnings per share
Basic	$0.15	$0.16	$0.43	$0.36
Diluted	$0.15	$0.16	$0.42	$0.35

Weighted average shares outstanding
Basic	5,389,400	5,599,560	5,429,139	5,887,148
Diluted	5,560,481	5,658,309	5,557,921	5,967,703

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$825	$877	$2,356	$2,107

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(522)	420	(595)	178
Reclassification adjustment for gains realized in income	(114)	-	(114)	-
Net unrealized gains (losses)	(636)	420	(709)	178
Tax effect	237	(156)	233	(65)

Net-of-tax amount	(399)	264	(476)	113

Comprehensive income	$426	$1,141	$1,880	$2,220

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except share and per share data)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Unaudited)
Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516
Comprehensive income	-	-	-	-	-	2,107	113	-	2,220
Issuance of common stock for exercise of stock options	800	-	-	-	-	-	-	-	-
Cash dividends paid ($0.10 per share)	-	-	-	-	-	(595)	-	-	(595)
Common stock repurchased	(713,891)	-	-	-	-	-	-	(8,851)	(8,851)
Stock-based compensation	-	-	238	-	476	-	-	-	714
Tax benefit from Equity Incentive Plan vesting	-	-	37	-	-	-	-	-	37
Forfeiture of restricted stock	-	-	-	-	50	(50)	-	-	-
ESOP shares allocated or committed to be allocated (31,800 shares)	-	-	82	318	-	-	-	-	400

Balance at March 31, 2012	6,086,408	$80	$78,874	$(4,134)	$(345)	$31,789	$1,870	$(20,693)	$87,441

Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160
Comprehensive income	-	-	-	-	-	2,356	(476)	-	1,880
Issuance of common stock for exercise of stock options	30,828	-	326	-	-	-	-	-	326
Cash dividends paid ($0.13 per share)	-	-	-	-	-	(726)	-	-	(726)
Common stock repurchased	(213,138)	-	-	-	-	-	-	(2,878)	(2,878)
Stock-based compensation	-	-	266	-	207	-	-	-	473
Tax benefit from Equity Incentive Plan vesting	-	-	106	-	-	-	-	-	106
ESOP shares allocated or committed to be allocated (31,800 shares)	-	-	86	318	-	-	-	-	404

Balance at March 31, 2013	5,786,085	$80	$79,779	$(3,710)	$(18)	$34,103	$1,641	$(25,130)	$86,745

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$2,356	$2,107
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	325	425
Changes in fair value of mortgage servicing rights	(149)	(169)
Net amortization of securities	614	123
Depreciation and amortization	544	585
Gain on sales of securities, net	(114)	-
Loans originated for sale	(24,271)	(12,624)
Proceeds from loan sales	24,897	12,893
Gain on sales of loans, net	(748)	(443)
Write-down of other real estate owned	-	50
Realized gain on sale of other real estate owned	(31)	(52)
Increase in cash surrender value of bank-owned
life insurance	(400)	(334)
Deferred tax benefit	(69)	(38)
Employee Stock Ownership Plan expense	404	400
Stock-based compensation	473	714
Tax benefit from Equity Incentive Plan vesting	(106)	(37)
Net change in:
Accrued interest receivable	(2)	(51)
Other assets	144	(432)
Accrued expenses and other liabilities	391	(292)
Net cash provided by operating activities	4,258	2,825

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	3,189	-
Maturities and calls	178	1,000
Principal payments	33,633	22,347
Purchases	(38,388)	(42,874)
Purchase of loans	(4,115)	(5,556)
Loan (originations), net of principal payments	(28,933)	(986)
Redemption (purchase) of Federal Home Loan Bank stock	(89)	274
Proceeds from sale of other real estate owned	809	515
Purchase of bank-owned life insurance	(221)	(5,001)
Purchase of premises and equipment	(583)	(169)
Net cash used in investing activities	(34,520)	(30,450)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	43,230	18,184
Net change in repurchase agreements	(1,784)	1,527
Net change in short-term borrowings	4,000	2,000
Proceeds from issuance of long-term debt	15,500	28,653
Repayment of long-term debt	(9,251)	(6,255)
Net change in mortgagors' escrow accounts	66	93
Tax benefit from Equity Incentive Plan vesting	106	37
Repurchase of common stock	(2,878)	(8,851)
Issuance of common stock for exercise of stock options	326	-
Payment of dividends on common stock	(726)	(595)
Net cash provided by financing activities	48,589	34,793

Net change in cash and cash equivalents	18,327	7,168

Cash and cash equivalents at beginning of period	27,923	31,147

Cash and cash equivalents at end of period	$46,250	$38,315

Supplemental cash flow information:
Interest paid on deposits	$2,799	$3,216
Interest paid on borrowings	1,125	1,169
Income taxes paid	960	27
Transfers from loans to other real estate owned	413	613

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2013 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2012 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 18, 2012.

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

 In February 2013, the FASB issued ASU No. 2013-02 related to disclosure of amounts reclassified out of other accumulated comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. This guidance will not have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three and nine month periods ended March 31, 2013 and 2012 have been computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income applicable to common stock (in thousands)	$825	$877	$2,356	$2,107

Average number of shares issued	7,982,275	7,950,792	7,965,988	7,950,516
Less: average unallocated ESOP shares	(377,953)	(420,351)	(388,644)	(431,002)
Less: average treasury stock	(2,197,270)	(1,863,480)	(2,109,171)	(1,532,940)
Less: average unvested restricted stock awards	(17,652)	(67,401)	(39,034)	(99,426)
Average number of basic shares outstanding	5,389,400	5,599,560	5,429,139	5,887,148

Plus: dilutive unvested restricted stock awards	14,269	28,273	27,363	43,391
Plus: dilutive stock option shares	156,812	30,476	101,419	37,164

Average number of diluted shares outstanding	5,560,481	5,658,309	5,557,921	5,967,703

Basic earnings per share	$0.15	$0.16	$0.43	$0.36
Diluted earnings per share	$0.15	$0.16	$0.42	$0.35

4. Dividends

On February 5, 2013, the Company declared a cash dividend of $0.05 per common share which was paid on February 28, 2013 to stockholders of record as of the close of business on February 15, 2013.

On May 7, 2013, the Company declared a cash dividend of $0.05 per common share which is payable on May 31, 2013 to stockholders of record as of the close of business on May 17, 2013.

5. Loan Commitments

Outstanding loan commitments totaled $121.3 million, including $68.6 million commercial loan commitments, at March 31, 2013 and $96.3 million, including $45.8 million commercial loan commitments, at June 30, 2012. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2013 and June 30, 2012 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012:

	Level 1	Level 2	Level 3	Total
March 31, 2013	(In Thousands)
Debt securities:
Municipal bonds	$-	$195	$-	$195
Corporate bonds	-	3,108	-	3,108
Residential mortgage-backed securities:
Agency	-	137,440	-	137,440
Non-agency	-	3,219	-	3,219
Total debt securities	-	143,962	-	143,962
Marketable equity securities	67	-	-	67
Mortgage servicing rights	-	-	563	563
Total assets measured at fair value on a recurring basis	$67	$143,962	$563	$144,592

June 30, 2012
Debt securities:
Corporate bonds	$-	$6,136	$-	$6,136
Residential mortgage-backed securities:
Agency	-	133,543	-	133,543
Non-agency	-	4,118	-	4,118
Total debt securities	-	143,797	-	143,797
Marketable equity securities	54	-	-	54
Mortgage servicing rights	-	-	445	445
Total assets measured at fair value on a recurring basis	$54	$143,797	$445	$144,296

The table below presents, for the three and nine months ended March 31, 2013 and 2012, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Beginning balance	$444	$403	$445	$445
Total realized and unrealized losses included in net income	(47)	(49)	(149)	(169)
Capitalized servicing rights	166	39	267	117
Ending balance	$563	$393	$563	$393

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of March 31, 2013 and June 30, 2012.

	Level 1	Level 2	Level 3
March 31, 2013	(In Thousands)
Impaired loans	$-	$-	$26
Other real estate owned	-	-	1,461
Total assets	$-	$-	$1,487

June 30, 2012
Impaired loans	$-	$-	$1,055
Other real estate owned	-	-	1,826
Total assets	$-	$-	$2,881

During the nine months ended March 31, 2013 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had a $19,000 loss on those impaired loans for the three months ended March 31, 2013 and a $223,000 loss on those impaired loans for the nine months ended March 31, 2013. The Company had no gain or loss on those impaired loans for the three and nine months ended March 31, 2012. These losses were recognized through the provision for loan losses. The Company charges off any collateral shortfall on collaterally dependent impaired loans. Independent appraisals or tax assessments are obtained and updated as required for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $6,000 loss on OREO for the three months ended March 31, 2013 and a $9,000 loss for the nine months ended March 31, 2013. The Company had no gain or loss on OREO for the three months ended March 31, 2012 and a $50,000 write-down for the nine months ended March 31, 2012. At March 31, 2013 and 2012, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31,
	2013
	Carrying		Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,250	$46,250	$-	$-	$46,250
Securities available for sale	144,029	67	143,962	-	144,029
Federal Home Loan Bank stock	5,048	-	-	5,048	5,048
Loans held for sale	1,049	-	-	1,049	1,049
Loans, net	438,654	-	-	455,195	455,195
Accrued interest receivable	1,677	-	-	1,677	1,677
Mortgage servicing rights (1)	563	-	-	563	563

Financial liabilities:
Deposits	478,062	-	-	480,403	480,403
Securities sold under agreements to repurchase	5,531	-	-	5,531	5,531
Short-term borrowings	7,000	-	7,000	-	7,000
Long-term debt	82,910	-	90,819	-	90,819
Mortgagors' escrow accounts	1,076	-	-	1,076	1,076

(1) Included in other assets.
	June 30,
	2012
	Carrying		Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$27,923	$27,923	$-	$-	$27,923
Securities available for sale	143,851	54	143,797	-	143,851
Federal Home Loan Bank stock	4,959	-	-	4,959	4,959
Loans held for sale	927	-	-	927	927
Loans, net	406,344	-	-	425,782	425,782
Accrued interest receivable	1,675	-	-	1,675	1,675
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	434,832	-	-	437,725	437,725
Securities sold under agreements to repurchase	7,315	-	-	7,315	7,315
Short-term borrowings	3,000	-	3,000	-	3,000
Long-term debt	76,661	-	78,220	-	78,220
Mortgagors' escrow accounts	1,010	-	-	1,010	1,010

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013	(In Thousands)
Debt securities:
Municipal bonds	$195	$-	$-	$195
Corporate bonds	3,039	69	-	3,108
Residential mortgage-backed securities:
Agency	134,963	2,759	(282)	137,440
Non-agency	3,177	45	(3)	3,219
Total debt securities	141,374	2,873	(285)	143,962
Marketable equity securities	51	16	-	67
Total securities available for sale	$141,425	$2,889	$(285)	$144,029

June 30, 2012
Debt securities:
Corporate bonds	$6,134	$10	$(8)	$6,136
Residential mortgage-backed securities:
Agency	130,157	3,419	(33)	133,543
Non-agency	4,196	53	(131)	4,118
Total debt securities	140,487	3,482	(172)	143,797
Marketable equity securities	51	3	-	54
Total securities available for sale	$140,538	$3,485	$(172)	$143,851

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2013 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$39	$39
Over 1 year through 5 years	3,195	3,264
Total bonds and obligations	3,234	3,303
Residential mortgage-backed securities:
Agency	134,963	137,440
Non-agency	3,177	3,219
Total debt securities	$141,374	$143,962

At March 31, 2013 and June 30, 2012, the carrying value of securities pledged to secure repurchase agreements was $9.9 million and $13.3 million, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2013 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2013:
Residential mortgage-backed securities:
Agency	$275	$45,439	$7	$288	$282	$45,727
Non-agency	-	-	3	271	3	271
	$275	$45,439	$10	$559	$285	$45,998
June 30, 2012:
Corporate bonds	$8	$2,024	$-	$-	$8	$2,024
Residential mortgage-backed securities:
Agency	25	8,435	8	409	33	8,844
Non-agency	-	-	131	2,066	131	2,066
	$33	$10,459	$139	$2,475	$172	$12,934

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At March 31, 2013 and June 30, 2012, no marketable equity securities had unrealized losses.

At March 31, 2013, twenty-six debt securities had unrealized losses with aggregate depreciation of 0.6% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At March 31, 2013, we held four securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $274,000 and a fair value of $271,000. All of these investments are “Senior” Class tranches and have underlying credit enhancement. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of March 31, 2013.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At March 31, 2013		At June 30, 2012
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$109,702	24.87%	$112,294	27.48%	$(2,592)	(2.31	) %
Commercial	161,403	36.59	152,965	37.43	8,438	5.52
Home equity:
First lien	35,470	8.04	31,609	7.73	3,861	12.21
Second lien	42,453	9.62	41,374	10.12	1,079	2.61
Construction:
Residential	3,115	0.71	4,149	1.02	(1,034)	(24.92)
Commercial	14,742	3.34	2,404	0.59	12,338	513.23
Total mortgage loans on real estate	366,885	83.17	344,795	84.37	22,090	6.41

Other loans:
Commercial	42,520	9.64	35,567	8.70	6,953	19.55
Consumer:
Manufactured homes	21,562	4.89	21,169	5.18	393	1.86
Automobile and other secured loans	8,558	1.94	6,385	1.56	2,173	34.03
Other	1,577	0.36	769	0.19	808	105.07
Total other loans	74,217	16.83	63,890	15.63	10,327	16.16
Total loans	441,102	100.00%	408,685	100.00%	$32,417	7.93%
Other items:
Net deferred loan costs	2,822		2,807
Allowance for loan losses	(5,270)		(5,148)

Total loans, net	$438,654		$406,344

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

General allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended March 31, 2013.

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

Manufactured home loans – Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has the ability to select the manufactured home loans it purchases based on its own underwriting standards.

Other consumer loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for all loans as follows:

Loans rated 1 – 5 are considered “pass” rated loans with low to average risk.

Loans rated 6 are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8 are considered “doubtful” and have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9 are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted. These loans are generally charged off at each quarter end.

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

           The following table presents the Company’s loans by risk rating at March 31, 2013 and June 30, 2012:

March 31, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
			(In Thousands)
Loans rated 1-5	$107,735	$141,434	$35,470	$42,064	$3,115	$14,742
Loans rated 6	473	11,290	-	33	-	-
Loans rated 7	747	8,679	-	86	-	-
Loans rated 8	747	-	-	270	-	-
Loans rated 9	-	-	-	-	-	-
	$109,702	$161,403	$35,470	$42,453	$3,115	$14,742

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
			(In Thousands)
Loans rated 1-5	$36,213	$21,222	$8,558	$1,576	$412,129
Loans rated 6	1,139	174	-	-	13,109
Loans rated 7	5,168	71	-	1	14,752
Loans rated 8	-	95	-	-	1,112
Loans rated 9	-	-	-	-	-
	$42,520	$21,562	$8,558	$1,577	$441,102

June 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
			(In Thousands)
Loans rated 1-5	$110,071	$130,316	$31,456	$41,030	$4,149	$2,404
Loans rated 6	957	6,602	89	275	-	-
Loans rated 7	810	16,047	64	69	-	-
Loans rated 8	456	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
			(In Thousands)
Loans rated 1-5	$29,539	$20,831	$6,377	$765	$376,938
Loans rated 6	968	136	8	4	9,039
Loans rated 7	5,060	179	-	-	22,229
Loans rated 8	-	23	-	-	479
Loans rated 9	-	-	-	-	-
	$35,567	$21,169	$6,385	$769	$408,685

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

The following are summaries of past due and non-accrual loans at March 31, 2013 and June 30, 2012:

	March 31, 2013
					Past Due 90
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Days or More and Still Accruing	Loans on Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$345	$185	$1,035	$1,565	$-	$1,467
Commercial	2,018	-	-	2,018	-	-
Home equity:
First lien	36	-	-	36	-	-
Second lien	90	61	271	422	-	357
Commercial	1	-	2,010	2,011	-	2,029
Consumer:
Manufactured homes	386	-	95	481	-	95
Other	44	1	-	45	-	-

Total	$2,920	$247	$3,411	$6,578	$-	$3,948

	June 30, 2012
					Past Due 90
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Days or More and Still Accruing	Loans on Non-accrual
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$930	$275	$878	$2,083	$-	$1,266
Commercial	-	-	-	-	-	218
Home equity:
First lien	39	114	-	153	-	-
Second lien	134	-	-	134	-	68
Commercial	25	-	556	581	-	597
Consumer:
Manufactured homes	183	122	133	438	-	133
Automobile and other secured loans	8	-	-	8	-	-
Other	4	-	-	4	-	-

Total	$1,323	$511	$1,567	$3,401	$-	$2,282

The following are summaries of impaired loans at March 31, 2013 and June 30, 2012:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,467	$1,758	$-
Commercial	3,108	3,108	-
Home equity:
First lien	-	-	-
Second lien	356	356	-
Other loans:
Commercial	4,404	4,412	-
Manufactured homes	95	95	-
Total	9,430	9,729	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,503	8,503	174
Other loans:
Commercial	572	572	1
Total	9,075	9,075	175
Total impaired loans	$18,505	$18,804	$175

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,269	$1,493	$-
Commercial	3,090	3,150	-
Home equity:
Second lien	69	69	-
Other loans:
Commercial	3,345	4,853
Manufactured homes	133	133	-
Total	7,906	9,698	-

Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	8,484	8,484	221
Other loans:
Commercial	686	686	1
Total	9,170	9,170	222
Total impaired loans	$17,076	$18,868	$222

Information pertaining to impaired loans for the three and nine months ended March 31, 2013 and 2012 follows:

	For The Three Months Ended March 31, 2013

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,681	$11,389	$29	$347	$-	$-	$4,355	$102	$-	$-	$17,903

Interest income recognized on impaired loans	$-	$173	$-	$2	$-	$-	$17	$-	$-	$-	$192

Interest income recognized on a cash basis on impaired loans	$10	$179	$-	$1	$-	$-	$41	$-	$-	$-	$231

	For The Three Months Ended March 31, 2012

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,701	$9,864	$-	$300	$-	$310	$4,668	$71	$-	$-	$16,914

Interest income recognized on impaired loans	$20	$179	$-	$2	$-	$5	$52	$2	$-	$-	$260

Interest income recognized on a cash basis on impaired loans	$20	$167	$-	$1	$-	$5	$52	$-	$-	$-	$245

	For The Nine Months Ended March 31, 2013

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$1,534	$11,451	$42	$214	$-	$-	$4,133	$137	$-	$-	$17,511

Interest income recognized on impaired loans	$19	$483	$2	$11	$-	$-	$93	$10	$-	$-	$618

Interest income recognized on a cash basis on impaired loans	$51	$564	$2	$5	$-	$-	$112	$-	$-	$-	$734

	For The Nine Months Ended March 31, 2012

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Average investment in impaired loans	$2,130	$10,650	$10	$338	$-	$310	$4,827	$87	$-	$-	$18,352

Interest income recognized on impaired loans	$69	$525	$-	$4	$-	$15	$180	$-	$-	$-	$793

Interest income recognized on a cash basis on impaired loans	$74	$500	$-	$3	$-	$15	$179	$1	$-	$-	$772

At March 31, 2013, the Company had four impaired loans that had $481,000 committed to be advanced. The $18.5 million of impaired loans include $3.9 million of non-accrual loans, $526,000 of delinquent loans, and $9.4 million of accruing troubled debt restructured loans as of March 31, 2013. The remaining $4.7 million of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $18.5 million of impaired loans, $14.0 million, or 75.8%, are current with all payment terms. As of June 30, 2012, the $17.1 million of impaired loans included $2.3 million of non-accrual loans and $9.6 million of accruing troubled debt restructured loans. The remaining $5.2 million of impaired loans are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.1 million of impaired loans, $14.8 million, or 87.0%, were current with all payment terms as of June 30, 2012.

The Company had no new TDR loan relationships in the three and nine months ended March 31, 2013. As of March 31, 2013, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults. The Company had two new TDR loan relationships in the nine months ended March 31, 2012. One loan relationship consists of a home equity loan and a 1-4 family residential loan totaling $233,000. The Company capitalized the interest and expenses and restructured the payments for these loans. The restructure did not result in any impairment from the present value of expected future cash flows discounted at the loan’s effective interest rate. The second new TDR loan relationship is a commercial loan totaling $724,000 where the maturity date was extended by two years and a small impairment amount was calculated from the present value of expected future cash flows discounted at the loan’s effective interest rate. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the nine months ended March 31, 2012. This loan relationship included four loans comprised of two 1-4 family residential loans totaling $203,000, one home equity loan totaling $26,000, and one commercial real estate loan totaling $175,000 as of March 31, 2012.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and nine months ended March 31, 2013 and 2012 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended March 31, 2013	(In Thousands)
Allowance:
Beginning balance	$791	$2,370	$167	$293	$40	$25	$1,013	$394	$26	$8	$5,127
Charge-offs	(13)	-	-	-	-	-	(11)	(6)	(28)	(1)	(59)
Recoveries	2	-	1	-	-	-	99	-	-	-	102
Provision (credit)	(27)	(113)	46	(5)	(13)	189	(80)	57	33	13	100
Ending balance	$753	$2,257	$214	$288	$27	$214	$1,021	$445	$31	$20	$5,270

Nine Months Ended March 31, 2013
Allowance:
Beginning balance	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Charge-offs	(126)	(87)	(50)	-	-	-	(11)	(6)	(28)	(9)	(317)
Recoveries	7	-	3	-	-	-	99	-	-	5	114
Provision (credit)	7	(16)	55	8	(11)	194	(36)	76	34	14	325
Ending balance	$753	$2,257	$214	$288	$27	$214	$1,021	$445	$31	$20	$5,270

At March 31, 2013

Ending balance: Specific allocation	$-	$174	$-	$-	$-	$-	$1	$-	$-	$-	$175
Ending balance: General allocation	$753	$2,083	$214	$288	$27	$214	$1,020	$445	$31	$20	$5,095
Loans:
Ending balance: Impaired loans	$1,467	$11,611	$-	$356	$-	$-	$4,976	$95	$-	$-	$18,505
Ending balance: Non-impaired loans	108,235	149,792	35,470	42,097	3,115	14,742	37,544	21,467	8,558	1,577	422,597
Ending balance	$109,702	$161,403	$35,470	$42,453	$3,115	$14,742	$42,520	$21,562	$8,558	$1,577	$441,102

At June 30, 2012

Ending balance: Specific allocation	$-	$221	$-	$-	$-	$-	$1	$-	$-	$-	$222
Ending balance: General allocation	$865	$2,139	$206	$280	$38	$20	$968	$375	$25	$10	$4,926
Loans:
Ending balance: Impaired loans	$1,269	$11,574	$-	$69	$-	$-	$4,031	$133	$-	$-	$17,076
Ending balance: Non-impaired loans	111,025	141,391	31,609	41,305	4,149	2,404	31,536	21,036	6,385	769	391,609
Ending balance	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404	$35,567	$21,169	$6,385	$769	$408,685

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended March 31, 2012	(In Thousands)
Allowance:
Beginning balance	$1,051	$3,084	$242	$302	$37	$23	$794	$-	$18	$18	$5,569
Charge-offs	(334)	(57)	(45)	-	-	-	(5)	-	-	(3)	(444)
Recoveries	33	-	-	-	-	-	5	-	-	6	44
Provision	-	25	-	-	-	-	-	-	-	-	25
Ending balance	$750	$3,052	$197	$302	$37	$23	$794	$-	$18	$21	$5,194

Nine Months Ended March 31, 2012
Allowance:
Beginning balance	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Charge-offs	(392)	(117)	(45)	(24)	-	-	(217)	-	-	(7)	(802)
Recoveries	68	16	3	-	-	-	5	-	-	6	98
Provision (credit)	181	231	43	5	4	(9)	(14)	-	18	(34)	425
Ending balance	$750	$3,052	$197	$302	$37	$23	$794	$-	$18	$21	$5,194

At March 31, 2012

Ending balance: Specific allocation	$1	$236	$-	$-	$-	$-	$16	$-	$-	$-	$253
Ending balance: General allocation	$749	$2,816	$197	$302	$37	$23	$778	$-	$18	$21	$4,941
Loans:
Ending balance: Impaired loans	$1,302	$9,630	$-	$287	$-	$310	$4,566	$41	$-	$-	$16,136
Ending balance: Non-impaired loans	113,834	141,463	28,890	40,980	3,639	2,273	29,861	20,673	6,628	1,272	389,513
Ending balance	$115,136	$151,093	$28,890	$41,267	$3,639	$2,583	$34,427	$20,714	$6,628	$1,272	$405,649

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2013 and June 30, 2012, the Company was servicing loans for participants aggregating $34.2 million and $28.4 million, respectively.

9. Equity Incentive Plan

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), approved by the Company’s stockholders at a special stockholder meeting on January 29, 2008, the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. During the nine months ended March 31, 2013, 35,000 stock options with an exercise price of $12.51 per share were awarded to certain employees. The vesting period for these options is five years from date of grant with 20% of the options vesting annually. The fair value of the options granted is $3.34 and was estimated on the date of grant using the Black-Scholes option-pricing model. As of March 31, 2013, unrecognized stock-based compensation expense related to these nonvested options amounted to $101,000.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. During the nine months ended March 31, 2013, 3,000 shares of restricted stock were awarded with a grant date fair value of $12.51 per share to the Company’s Senior Vice President and Chief Lending Officer. The vesting period for the shares of restricted stock is five years from the date of grant, with 20% of the shares vesting annually.  The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. As of March 31, 2013, there was $32,000 of total unrecognized compensation cost related to these nonvested stock awards.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at March 31, 2013 and June 30, 2012 and our consolidated results of operations for the three and nine months ended March 31, 2013 and 2012, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, and changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including the section titled Item 1A –“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

The analysis of the allowance for loan losses has two components: specific and general allocations, which are described on pages 17-18.

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

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Overview

Total Assets. The Company’s total assets increased $51.6 million, or 8.4%, from $616.0 million at June 30, 2012 to $667.6 million at March 31, 2013. Net loans, including loans held for sale, increased $32.4 million, or 7.9%, to $439.7 million at March 31, 2013. Securities increased $178,000, or 0.1%, to $144.0 million and cash and cash equivalents increased $18.3 million, or 65.6%, to $46.3 million at March 31, 2013. The increase in cash and cash equivalents was due to an increase in municipal and non-profit deposits in the second half of the quarter that the Company will deploy into funding loans and purchasing securities in the fourth fiscal quarter.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale increased $178,000 to $144.0 million at March 31, 2013. There increases in the fair value of residential mortgage backed securities and municipal bonds, were partially offset by a decrease in the fair value of corporate bonds during the nine months ended March 31, 2013. The Company sold $3.2 million of corporate bonds during the nine months ended March 31, 2013 to fund loan growth.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements. The increases in commercial real estate, commercial, and commercial construction loans were due to the Company’s increased emphasis on obtaining commercial lending relationships. There was a $3.9 million increase in first lien home equity loans due to a special promotion that the Company is currently running.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the nine months ended March 31, 2013, loans sold totaled $24.9 million. Of the $24.9 million of loans sold, $7.3 million were sold on a servicing-released basis, and $17.6 million were sold on a servicing-retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At March 31,	At June 30,
	2013	2012
	(Dollars in Thousands)

Total non-performing loans	$3,948	$2,282
Other real estate owned	1,461	1,826

Total non-performing assets	$5,409	$4,108

Troubled debt restructurings, not reported above	$9,373	$9,648

Ratios:
Non-performing loans to total loans	0.90%	0.56%
Non-performing assets to total assets	0.81%	0.67%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2012 to March 31, 2013, commercial non-performing loans have increased $1.4 million; residential mortgage non-performing loans have increased $201,000; consumer, including home equity and manufactured homes, non-performing loans have increased $251,000; and commercial real estate non-performing loans have decreased $218,000. The increase in commercial non-accrual loans is due to one commercial loan with a $1.5 million balance. The Company believes that this loan is well secured and this situation is temporary. At March 31, 2013, the Company had thirteen troubled debt restructurings (TDRs) totaling approximately $9.8 million, of which $455,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to $482,000 for the nine month period ended March 31, 2013. At June 30, 2012, the Company had fourteen TDRs consisting of commercial and mortgage loans totaling approximately $10.3 million, of which $698,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to $689,000 for the year ended June 30, 2012.

As of March 31, 2013, loans on non-accrual status totaled $3.9 million which consisted of $3.4 million in loans that were 90 days or greater past due, $206,000 in loans that are current or less than 30 days past due and $332,000 in loans that are 30-89 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of March 31, 2013, commercial non-accrual loans less than 90 days past due were $20,000, 1-4 family residential non-accrual loans less than 90 days past due were $432,000, and home equity second lien non-accrual loans less than 90 days past due were $86,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for six months. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been charged off. If there is a collateral shortfall for the loan or it has been charged off, then the Company applies the entire payment to the principal balance on the loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate and any change in present value is recorded within the provision for loan loss. Impaired loans increased to $18.5 million at March 31, 2013 from $ 17.1 million at June 30, 2012. The Company established specific reserves aggregating $175,000 and $222,000 for impaired loans at March 31, 2013 and June 30, 2012, respectively.  Such reserves relate to five impaired loan relationships with a carrying value of $9.1 million, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of March 31, 2013.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At March 31, 2013, the Company had fourteen properties with a carrying value of $1.5 million classified as OREO. Two of these properties were commercial properties valued at $488,000, four properties were residential properties valued at $760,000, and eight properties were manufactured homes valued at $213,000 in aggregate.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in Thousands)		(Dollars in Thousands)

Balance at end of period	$5,270	$5,194	$5,270	$5,194

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.10%	0.05%	0.23%
Allowance for loan losses to non-performing loans at end of period	133.49%	153.67%	133.49%	153.67%
Allowance for loan losses to total loans at end of period	1.19%	1.28%	1.19%	1.28%

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

The changes in servicing assets measured using fair value are on page 12. There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the nine month periods ended March 31, 2013 and 2012, amounts recognized for loan servicing fees amounted to $271,000 and $168,000, respectively, which are included in other non-interest income in the consolidated statements of net income.  The unpaid principal balance of mortgages serviced for others was $65.0 million and $61.0 million at March 31, 2013 and June 30, 2012, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2013		2012
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$69,047	14.44%	$60,108	13.82%	$8,939	14.87%
Savings deposits	106,966	22.37	97,095	22.33	9,871	10.17
Money market	85,923	17.97	56,194	12.92	29,729	52.90
NOW accounts	47,307	9.90	43,579	10.02	3,728	8.55
Total transaction accounts	309,243	64.69	256,976	59.09	52,267	20.34
Certificates of deposit	168,819	35.31	177,856	40.91	(9,037)	(5.08)

Total deposits	$478,062	100.00%	$434,832	100.00%	$43,230	9.94%

Deposits increased $43.2 million, or 9.9%, to $478.1 million at March 31, 2013 from $434.8 million at June 30, 2012. The increase in deposits is due to the Company’s increased focus on obtaining core deposits. The $29.7 million increase in money market accounts was due to an increase in non-profit and state and local municipality deposits.

Borrowings include advances from the FHLB, as well as securities sold under agreements to repurchase, and have increased $8.4 million, or 9.7%, to $95.4 million at March 31, 2013 from $87.0 million at June 30, 2012. Advances from the FHLB increased $10.2 million and repurchase agreements decreased $1.8 million. The Company used these FHLB borrowings to fund some of its loan demand. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

Stockholders’ Equity. Stockholders’ equity decreased $415,000, or 0.5%, to $86.7 million at March 31, 2013 from $87.2 million at June 30, 2012. During the nine months ended March 31, 2013, the Company repurchased 199,419 shares of Company stock for $2.7 million at an average price of $13.29 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 13,719 shares of Company stock, at an average price of $16.60 per share, in the nine months ended March 31, 2013 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participants for settlement of tax withholding obligations. A partial offset to the increase in treasury stock was a $1.6 million increase in retained earnings, a $784,000 increase in additional paid in capital, a $318,000 decrease in ESOP unearned compensation and a $207,000 decrease in equity incentive plan unearned compensation. Our ratio of capital to total assets decreased to 13.0% at March 31, 2013 compared to 14.2% at June 30, 2012. The Company’s book value per share as of March 31, 2013 was $14.99 compared to $14.60 at June 30, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

Net Income. The Company had a $52,000 decrease in net income for the three months ended March 31, 2013 to $825,000, or $0.15 per fully diluted share, as compared to $877,000, or $0.16 per fully diluted share, for the same period in 2012. The Company had a decrease in net interest income of $260,000, or 5.4%, for the three months ended March 31, 2013 compared to the same period in 2012 due to a decrease in the net interest margin from 3.57% to 3.01%. The provision for loan losses increased $75,000 for the three month period ended March 31, 2013 compared to the same period in 2012 due to the increase in loan balances, as well as increases in non-accrual, including delinquent, and impaired loans. For the three months ended March 31, 2013 there was an increase in total non-interest income of $430,000 compared to the three months ended March 31, 2012. Non-interest expense increased $179,000, or 4.3%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our combined federal and state effective tax rate was 37.0% for the three months ended March 31, 2013 compared to 37.1% for the same period in 2012.

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

	Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$438,407	$5,268	4.81%	$407,089	$5,450	5.36%
Investment securities	152,208	645	1.70	122,539	750	2.45
Federal funds sold and other short-term investments	17,640	11	0.25	12,550	6	0.19
Total interest-earning assets	608,255	5,924	3.90	542,178	6,206	4.58
Allowance for loan losses	(5,152)			(5,524)
Total interest-earning assets less allowance for loan losses	603,103			536,654
Non-interest earning assets	43,889			43,872

Total assets	$646,992			$580,526

Interest-bearing liabilities:
Savings deposits	$100,104	50	0.20	$93,433	62	0.27
Money market	81,327	79	0.39	56,983	55	0.39
NOW accounts	40,109	31	0.31	37,495	34	0.36
Certificates of deposit	170,384	735	1.73	179,364	854	1.90
Total deposits	391,924	895	0.91	367,275	1,005	1.09
Borrowed funds	96,042	451	1.88	61,999	363	2.34
Total interest-bearing liabilities	487,966	1,346	1.09	429,274	1,368	1.27
Demand deposits	66,168			58,894
Other non-interest bearing liabilities	5,985			5,254
Total liabilities	560,119			493,422
Equity	86,873			87,104

Total liabilities and equity	$646,992			$580,526

Net interest income		$4,578			$4,838
Net interest rate spread (3)			2.79%			3.30%
Net interest-earning assets (4)	$120,289			$112,904

Net interest margin (5)			3.01%			3.57%
Average interest-earning assets to interest-bearing liabilities			124.65%			126.30%

(1)	Yields and rates for the three months ended March 31, 2013 and 2012 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In Thousands)
Interest income:
Loans (1)	$401	$(583)	$(182)
Investment securities	157	(262)	(105)
Federal funds sold and other short- term investments	3	2	5
Total interest income	561	(843)	(282)

Interest expense:
Savings deposits	4	(16)	(12)
Money market	24	0	24
NOW accounts	2	(5)	(3)
Certificates of deposits	(41)	(78)	(119)
Total deposits	(11)	(99)	(110)
Borrowed funds	170	(82)	88
Total interest expense	159	(181)	(22)
Change in net interest income	$402	$(662)	$(260)

(1) Includes loans held for sale.

Interest Income. Interest income for the three months ended March 31, 2013 decreased $282,000, or 4.5%, to $5.9 million over the same period of 2012. For the three months ended March 31, 2013, average outstanding loans increased $31.3 million, or 7.7%, from the average for the three month period ended March 31, 2012. The average yield on interest-earning assets decreased 68 basis points to 3.90% for the three months ended March 31, 2013, compared to 4.58% for the same period in 2012 reflective of the current interest environment.

    Interest Expense. Interest expense decreased $22,000, or 1.6%, to $1.3 million for the three months ended March 31, 2013. This decrease was primarily caused by a decrease in deposit interest expense of $110,000 due to a decrease in rates, which was partially offset by an increase in borrowing interest expense of $88,000 due to an increase in balances. The average cost of funds decreased to 1.09% for the three months ended March 31, 2013, a decrease of 18 basis points from a cost of funds of 1.27% for the same period in 2012. The decrease in the cost of funds is partially due to the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In September 2012, the Company restructured $8.6 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect.

   Net Interest Income. Net interest income for the three months ended March 31, 2013 was $4.6 million, a decrease of $260,000 or 5.4%, over the same period of 2012. This was primarily due to a decrease in interest income of $282,000 for the three months March 31, 2013 over the same period in 2012. There was a $22,000 decrease in interest expense for the three months ended March 31, 2013 compared to the same period in 2012.

Provision for Loan Losses. The Company’s provision for loan loss expense was $100,000 for the three months ended March 31, 2013 compared to $25,000 for the three months ended March 31, 2012.  The increase in the provision was due to an increase in the general reserve resulting from an increase in loan balances, as well as increases in non-accrual, including delinquent, and impaired loans. As of March 31, 2013, the Company’s total allowance for loan losses of $5.3 million increased compared to June 30, 2012. The allowance for loan losses decreased to 1.19% of total loans as of March 31, 2013 compared to 1.28% of total loans as of March 31, 2012 due to increased loan balances. The allowance for loan losses covers 133.5% of our non-performing loans at March 31, 2013 compared to 153.67% at March 31, 2012 due to an increase of $1.7 million in non-performing loans.

            Non-interest Income. Total non-interest income totaled $1.2 million for the three months ended March 31, 2013, an increase of $430,000 from the same period a year ago. There was an increase on the gain on sales of loans, net of $93,000 for the three months ended March 31, 2013 compared to no gain on sale of securities for the same period a year ago and an increase in the gain on sales of securities of $114,000 for the three months ended March 31, 2013 compared to the same period a year ago. There were also increases in customer service fees of $81,000, other non-interest income of $145,000 and a decrease in the cash surrender value of bank-owned life insurance of $3,000 for the three months ended March 31, 2013 compared to the same period in 2012. The $145,000, or 159.3%, increase in other non-interest income was mainly due to an increase in mortgage excess servicing fees; and a $81,000, or 20.9%, increase in customer service fees compared to the same period in 2012.

Non-interest Expense. Non-interest expense increased $179,000, or 4.3%, to $4.3 million for the three months ended March 31, 2013 compared to the same period for 2012. There was an increase in data processing services of $156,000 mainly due to an increase in services and an increase in contractual expenses, a $41,000 increase in other general and administrative expenses, and a $35,000 increase in occupancy and equipment for the three months ended March 31, 2013 compared to the same period in 2012. The increase in these expenses was partially offset by a decrease in salary and employee benefits of $58,000, a decrease in advertising expenses of $17,000 and a decrease in FDIC insurance and assessment expenses of $11,000 in the three months ended March 31, 2013 compared to the same period for 2012. There was a net gain on other real estate owned of $19,000 for the three months ended March 31, 2013 compared to a net gain of $52,000 for the same period in 2012.

Income Taxes. Income tax expense decreased $32,000 for the three months ended March 31, 2013 compared to the same period for 2012. Our combined federal and state effective tax rate was 37.0% for the three months ended March 31, 2013 compared to 37.1% for the three months ended March 31, 2012.

Comparison of Operating Results for the Nine Months Ended March 31, 2013 and March 31, 2012

Net Income. The Company had a $249,000 increase in net income for the nine months ended March 31, 2013 to $2.4 million, or $0.42 per fully diluted share, as compared to $2.1 million, or $0.35 per fully diluted share, for the same period in 2012. The Company had a decrease in net interest income of $131,000 for the nine months ended March 31, 2013 compared to the same period in 2012. The provision for loan losses decreased $100,000 for the nine month period ended March 31, 2013 compared to the same period in 2012 mainly due to a decrease in specific reserves on impaired loans. For the nine months ended March 31, 2013 there was an increase in total non-interest income of $885,000 compared to the nine months ended March 31, 2012. For the nine months ended March 31, 2013 there was a $218,000, or 88.3%, increase in other non-interest income which was mainly due to an increase in excess mortgage servicing fees; and a $182,000, or 13.9%, increase in customer service fees compared to the same period in 2012. Non-interest expense increased $331,000, or 2.6%, for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. Our combined federal and state effective tax rate was 37.8% for the nine months ended March 31, 2013 compared to 35.4% for the same period in 2012.

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

	Nine Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$429,236	$16,124	5.01%	$402,888	$16,394	5.43%
Investment securities	149,717	2,105	1.87	116,652	2,149	2.46
Federal funds sold and other short-term investments	17,191	25	0.19	16,138	17	0.14
Total interest-earning assets	596,144	18,254	4.08	535,678	18,560	4.62
Allowance for loan losses	(5,132)			(5,627)
Total interest-earning assets less allowance for loan losses	591,012			530,051
Non-interest earning assets	44,737			40,680

Total assets	$635,749			$570,731

Interest-bearing liabilities:
Savings deposits	$98,343	156	0.21	$90,240	193	0.29
Money market	70,633	215	0.41	53,621	163	0.41
NOW accounts	40,039	98	0.33	37,432	103	0.37
Certificates of deposit	173,613	2,330	1.79	183,158	2,757	2.01
Total deposits	382,628	2,799	0.98	364,451	3,216	1.18
Borrowed funds	94,761	1,369	1.93	54,611	1,127	2.75
Total interest-bearing liabilities	477,389	4,168	1.16	419,062	4,343	1.38
Demand deposits	65,052			55,886
Other non-interest bearing liabilities	5,848			5,534
Total liabilities	548,289			480,482
Equity	87,460			90,249

Total liabilities and equity	$635,749			$570,731

Net interest income		$14,086			$14,217
Net interest rate spread (3)			2.92%			3.24%
Net interest-earning assets (4)	$118,755			$116,616

Net interest margin (5)			3.15%			3.54%
Average interest-earning assets to interest-bearing liabilities			124.88%			127.83%

(1)	Yields and rates for the nine months ended March 31, 2013 and 2012 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In Thousands)
Interest income:
Loans (1)	$1,034	$(1,304)	$(270)
Investment securities	531	(575)	(44)
Federal funds sold and other short-term investments	1	7	8
Total interest income	1,566	(1,872)	(306)

Interest expense:
Savings deposits	16	(53)	(37)
Money market	52	0	52
NOW accounts	7	(12)	(5)
Certificates of deposits	(139)	(288)	(427)
Total deposits	(64)	(353)	(417)
Borrowed funds	652	(410)	242
Total interest expense	588	(763)	(175)
Change in net interest income	$978	$(1,109)	$(131)

(1) Includes loans held for sale.

Interest Income. Interest income for the nine months ended March 31, 2013 decreased $306,000, or 1.7%, to $18.3 million over the same period of 2012. For the nine months ended March 31, 2013, average outstanding loans increased $26.3 million, or 6.5%, from the average for the nine month period ended March 31, 2012. The average yield on interest-earning assets decreased 54 basis points to 4.08% for the nine months ended March 31, 2013, compared to 4.62% for the same period in 2012 reflective of the current interest environment.

    Interest Expense. Interest expense decreased $175,000, or 4.0%, to $4.2 million for the nine months ended March 31, 2013. This increase was primarily due to a decrease in deposit interest expense of $417,000 due to a decrease in rates partially offset by an increase in borrowings interest expense of $242,000 due to an increase in balances. The average cost of funds decreased to 1.16% for the nine months ended March 31, 2013, a decrease of 22 basis points from a cost of funds of 1.38% for the same period in 2012. The decrease in the cost of funds is partially due to the current low interest rate environment as well as an increase in transaction and money market deposit accounts. In September 2012, the Company restructured $8.6 million of Federal Home Loan Bank of Boston borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%. The decrease in the cost of funds is also due to the restructuring of these borrowings with the lower rates in effect.

   Net Interest Income. Net interest income for the nine months ended March 31, 2013 was $14.1 million, a decrease of $131,000 or 0.9%, over the same period of 2012. For the nine months March 31, 2013 there was a decrease in interest and dividend income of $306,000 over the same period in 2012. There was a $175,000 decrease in interest expense for the nine months ended March 31, 2013 compared to the same period in 2012.

Provision for Loan Losses. The Company’s provision for loan loss expense was $325,000 for the nine months ended March 31, 2013 compared to $425,000 for the nine months ended March 31, 2012.  The decrease in the provision was due to a decrease in specific reserves on impaired loans.  As of March 31, 2013, the Company’s total allowance for loan losses of $5.2 million increased compared to June 30, 2012. The allowance for loan losses decreased to 1.19% of total loans as of March 31, 2013 compared to 1.28% of total loans as of March 31, 2012 due to increased loan balances. The allowance for loan losses covers 133.5% of our non-performing loans at March 31, 2013 compared to 153.67% at March 31, 2012 due to the increase in non-performing loans of $1.7 million.

            Non-interest Income. Total non-interest income was $3.2 million for the nine months ended March 31, 2013, an increase of $885,000 from the same period a year ago. There was an increase on the gain on sales of loans, net of $305,000 and an increase in the gain on sale of securities of $114,000 for the nine months ended March 31, 2013 compared to no gain on sale of securities for the same period a year ago. There were also increases in other non-interest income of $218,000, customer service fees of $182,000, and an increase in the cash surrender value of bank-owned life insurance of $66,000 for the nine months ended March 31, 2013 compared to the same period in 2012.

Non-interest Expense. Non-interest expense increased $331,000, or 2.6%, to $13.2 million for the nine months ended March 31, 2013 compared to the same period for 2012. There was an increase in data processing services of $336,000 mainly due to an increase in services and an increase in contractual expenses, a $122,000 increase in other general and administrative, a $30,000 increase in FDIC insurance and assessment expenses, a $23,000 increase in occupancy and equipment expenses, and a $11,000 increase in salaries and employee benefits for the nine months ended March 31, 2013 compared to the same period in 2012. There was a net gain on other real estate owned of $31,000 for the nine months ended March 31, 2013 compared to a net gain of $2,000 for the same period in 2012.The increase in these expenses was partially offset by a decrease in advertising expenses of $162,000 in the nine months ended March 31, 2013 compared to the same period for 2012.

Income Taxes. Income tax expense increased $274,000 for the nine months ended March 31, 2013 compared to the same period for 2012. Our combined federal and state effective tax rate was 37.8% for the nine months ended March 31, 2013 compared to 35.4% for the nine months ended March 31, 2012.

Minimum Regulatory Capital Requirements. As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios (unaudited) as of March 31, 2013 and June 30, 2012 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2013:

Total capital (to risk weighted assets):
Consolidated	$90,315	20.0%	$36,214	8.0%	N/A	N/A
Bank	79,253	17.7	35,907	8.0	$44,883	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	85,045	18.8	$18,107	4.0	N/A	N/A
Bank	73,975	16.5	17,953	4.0	26,930	6.0

Tier 1 capital (to average assets):
Consolidated	85,045	13.2	$25,864	4.0	N/A	N/A
Bank	73,975	11.5	25,635	4.0	32,043	5.0

As of June 30, 2012:

Total capital (to risk weighted assets):
Consolidated	$90,146	21.2%	$33,961	8.0%	N/A	N/A
Bank	80,032	19.0	33,649	8.0	$42,061	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,998	20.0	16,981	4.0	N/A	N/A
Bank	74,884	17.8	16,825	4.0	25,237	6.0

Tier 1 capital (to average assets):
Consolidated	84,998	13.9	24,433	4.0	N/A	N/A
Bank	74,884	12.3	24,329	4.0	30,411	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2013, cash and cash equivalents totaled $46.3 million, or 6.9% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2013 and June 30, 2012.

	March 31, 2013	June 30, 2012
	(In Thousands)
Commitments to grant loans (1)	$38,302	$22,543
Commercial loan lines-of-credit (2)	30,881	31,764
Unused portions of home equity lines-of-credit (3)	34,350	32,679
Unused portion of construction loans (4)	15,284	6,686
Unused portion of mortgage loans	31	65
Unused portion of personal lines-of-credit (5)	1,862	1,894
Standby letters of credit (6)	548	640
Total loan commitments	$121,258	$96,271

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of C&I loans are written on a demand basis.
(3)	Unused portions of home equity lines of credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are generally available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

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

The following table sets forth, as of March 31, 2013, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-15.60%
300 basis point increase in rates	-10.38%
200 basis point increase in rates	-5.49%
100 basis point increase in rates	-1.29%
100 basis point decrease in rates	-5.91%

As indicated in the table above the result of a 200 basis point increase in interest rates is estimated to decrease net interest income by 5.49% and 10.38% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 5.91%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended March 31, 2013 that were discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 10-K”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that the Company believes are most important for you to consider are contained in the section entitled “Risk Factors” in the Company’s 2012 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – The Company repurchased 13,719 shares of Company stock, at an average price of $16.60 per share, in the three months ended March 31, 2013 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participants to satisfy settlement of tax withholding obligations. The following table sets forth the repurchases that were made during the quarter ended March 31, 2013.

In August 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Seventh Stock Repurchase Program”) for the purchase of up to 289,106 shares, or approximately 5% of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of March 31, 2013, there were 275,585 shares that may be repurchased under the Seventh Stock Repurchase Program, and the Company intends to complete all repurchases under the program by December 2013. The Company made no repurchases under this program during the quarter ended March 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	13,719	$16.60	-	275,585
February 1, 2013 - February 28, 2013	-	$-	-	275,585
March 1, 2013 - March 31, 2013	-	$-	-	275,585
	13,719	$16.60	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)

3.2	Amended and Restated Bylaws of Hampden Bancorp, Inc.(2)

3.3	Text of Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(3)

3.4	Text of Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc.(12)

4.1	Stock Certificate of Hampden Bancorp, Inc.(1)

10.1	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(4)

10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(5)

10.2.2	Pledge Agreement(5)

10.2.3	Promissory Note(5)

10.3	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)

10.4	Hampden Bank SBERA Pension Plan(1)

10.5.1	Employment Agreement between Hampden Bank and Thomas R. Burton(5)

10.5.2	Employment Agreement between Hampden Bank and Glenn S. Welch(14)

10.6	Form of 2012 Hampden Bank Change in Control Agreement(13)

10.7	Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(1)

10.8	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)

10.9	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)

10.10.1	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Glenn S. Welch(1)

10.10.2	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)

10.11	Amended and Restated Executive Salary Continuation Agreement between Hampden Bank and Thomas R. Burton(7)

10.12	2008 Equity Incentive Plan(8)

10.13	Form of Restricted Stock Agreement(9)

10.14	Form of Stock Option Grant Notice and Stock Option Agreement(9)

21.0	List of Subsidiaries(10)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Glenn S. Welch

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey

32.0		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	*
The following materials from Hampden Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on August 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on form 8-K (File No. 001-33144), as filed with the SEC on September 14, 2009.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2006.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on January 19, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144), as filed with the SEC on November 9, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2007, as filed with the SEC on September 14, 2007.
(8)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-33144), as filed with the SEC on December 27, 2007.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2008 as filed with the SEC on November 13, 2008.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for the year ended June 30, 2012 as filed with the SEC on September 18, 2012.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 4, 2010.
(12)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.
(13)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 7, 2012.
(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended December 31, 2012 as filed with the SEC on February 12, 2013.

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

HAMPDEN BANCORP, INC.

Date: May 13, 2013	/s/ Glenn S. Welch
Glenn S. Welch
Chief Executive Officer and President

Date: May 13, 2013	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer