Form 10-K
period 2013-06-30
Hampden Bancorp, Inc.
filed 2013-09-17
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2013
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

(413) 736-1812
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	The NASDAQ Stock Market, LLC

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

Based upon the closing price of the registrant’s common stock as of December 31, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $70,155,809.

The number of shares of Common Stock outstanding as of August 22, 2013 was 5,640,444.

Documents Incorporated By Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2013.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013
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

Competition

The Company faces intense competition in attracting deposits and loans. The Company’s most direct competition for deposits has historically come from the several financial institutions and credit unions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. The Company also faces competition for depositors' funds from money market funds, mutual funds and other corporate and government securities. Banks owned by large super-regional bank holding companies such as Bank of America Corporation, Sovereign Bancorp, Inc. (a subsidiary of Banco Santander), Citizens Financial Group and TD Bank also operate in the Company’s market area. These institutions are significantly larger than the Company, and, therefore, have significantly greater resources.

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

Lending Activities

General. The Company's gross loan portfolio consisted of an aggregate of $453.0 million at June 30, 2013, representing 69.0% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one-to-four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire counties. Loans originated and purchased totaled $161.1 million in the fiscal year ended June 30, 2013 (“fiscal 2013”) and $113.9 million in the fiscal year ended June 30, 2012 (“fiscal 2012”). Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $22.6 million during fiscal 2013 and $16.9 million in fiscal 2012, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $9.1 million during fiscal 2013 and $6.3 million during fiscal 2012. At June 30, 2013, the Company’s largest loan was $8.6 million, and the average balance of the Company’s ten largest loans was $4.9 million.

The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Commercial	$167,381	36.95%	$152,965	37.43%	$151,395	37.79%	$138,746	33.35%	$127,604	32.91%
Residential	107,617	23.75	112,294	27.48	121,462	30.32	130,977	31.49	123,151	31.76
Home Equity	78,421	17.31	72,983	17.86	62,975	15.72	65,006	15.63	58,747	15.15
Construction	24,973	5.51	6,553	1.60	5,265	1.31	13,460	3.24	17,243	4.45
Total mortgage loans on real estate	378,392	46.58	344,795	84.37	341,097	85.15	348,189	83.70	326,745	84.27

Other loans:
Commercial	43,566	9.62	35,567	8.70	35,739	8.92	42,539	10.23	38,918	10.04
Consumer and other	31,077	6.86	28,323	6.93	23,742	5.93	25,257	6.07	22,079	5.69
Total other loans	74,643	16.48	63,890	15.63	59,481	14.85	67,796	16.30	60,997	15.73
Total loans	453,035	63.05%	408,685	100.00%	400,578	100.00%	415,985	100.00%	387,742	100.00%
Other items:
Net deferred loan costs	2,726		2,807		2,603		2,943		2,638
Allowance for loan losses	(5,414)		(5,148)		(5,473)		(6,314)		(3,742)
Total loans, net	$450,347		$406,344		$397,708		$412,614		$386,638

Commercial Real Estate Loans.  The Company originated $30.9 million and $15.8 million of commercial real estate loans in fiscal 2013 and fiscal 2012, respectively, and had $167.4 million of commercial real estate loans with an average yield of 5.2% in its portfolio as of June 30, 2013, representing 37.0% of the total gross loan portfolio on such date. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

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

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. These loans have original maturities of up to 40 years and generally have maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2013, the Company originated 68 loans with a loan-to-value ratio of 95% or greater, of which 100% were sold. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans that have maturities greater than 15 years. As of June 30, 2013, the residential real estate mortgage loan portfolio totaled $107.6 million, or 23.8% of the total gross loan portfolio on that date, and had an average yield of 4.5%. Of the residential mortgage loans outstanding on that date, $64.1 million were adjustable-rate loans with an average yield of 4.5% and $43.5 million were fixed-rate mortgage loans with an average yield of 4.4%. Residential mortgage loan originations totaled $48.5 million and $35.8 million for fiscal 2013 and fiscal 2012, respectively.

A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000. If appropriate, flood insurance is required for all properties securing real estate loans made by the Company.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates that have a higher risk profile or are outside of our normal underwriting standards are sold to a third party along with the servicing rights.  The total of loans serviced for third parties as of June 30, 2013 is $67.7 million.

The adjustable-rate mortgage loans (“ARM Loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2013, ARM Loans totaled $64.1 million, or 59.6% of total residential loans outstanding at that date. The Company originates ARM Loans with a maximum loan-to-value ratio of up to 95% with Private Mortgage Insurance. Generally, any ARM Loan with a loan-to-value ratio greater than 85% requires Private Mortgage Insurance. ARM Loans are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM Loans help to reduce the Company’s exposure to changes in interest rates. However, ARM Loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise, resulting in higher payments. These higher payments may increase the risk of default or prepayments.

In light of the national housing crisis, rising unemployment, and a weakening economy the Company offers a short term relief program, that provides our residential mortgage customers with the ability to overcome temporary financial pressures. The modification program is available to current customers that have a mortgage loan held in portfolio. The modification plan is designed to provide short term relief of generally three to six months due to job loss, reduced income, a need to restructure debt, or other events that have caused or will cause a borrower to be unable to keep current with mortgage payments. The plan is offered on a case-by-case basis and only after a review of the borrower’s current financial condition and a determination that such a plan is likely to provide to the borrowers the ability to maintain current monthly payments going forward. Debt to income ratios demonstrating an ability to pay must be achieved for a modification plan to be in place. Under this modification program, the borrower’s future principal payments are accelerated in order to return to the original rate and term of the original contract, and accordingly these loans are not classified as troubled debt restructurings.

Home Equity Loans.  The Company offers home equity lines-of-credit and home equity term loans. The Company originated $19.9 million and $26.6 million of home equity lines-of-credit and loans during fiscal 2013 and fiscal 2012, respectively, and at June 30, 2013 had $78.4 million of home equity lines-of-credit and loans outstanding, representing 17.3% of the loan portfolio, with an average yield of 3.8% at that date. Approximately 46% of the Company’s home equity lines-of-credit and loans are classified as first in priority liens.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $34.5 million at June 30, 2013.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $13.2 million and $16.0 million in commercial loans during fiscal 2013 and fiscal 2012, respectively, and as of June 30, 2013 had $43.6 million in commercial loans in its portfolio, representing 9.6% of the loan portfolio, with an average yield of 4.5%.

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

Construction Loans.  The Company offers residential and commercial construction loans. The majority of commercial construction loans are written to become permanent financing. The Company originated $40.1 million and $9.5 million of construction loans during fiscal 2013 and fiscal 2012, respectively, and at June 30, 2013 had $25.0 million of construction loans outstanding, representing 5.5% of the loan portfolio.

We originate fixed-rate and adjustable-rate loans to individuals for their primary residence.  We also make construction loans for commercial development projects, including office buildings, senior housing facilities, apartment buildings, Industrial buildings, retail complexes and medical facilities.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually a period of 6 – 24 months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Before making a commitment to make a construction loan we require an appraisal of the property on an “as-is” and “as-completed” basis by an independent appraiser.  We also require an inspection of the ongoing project before disbursement of funds during the construction process.

At June 30, 2013, our largest outstanding residential construction loan was $563,000, of which $518,000 was outstanding.  At June 30, 2013, our largest commercial construction loan was $8.0 million, of which $5.6 million was outstanding for the development of an apartment building.  These loans were performing in accordance with their original terms at June 30, 2013.

Consumer and Other Loans.  The Company originates a variety of consumer and other loans, auto loans and loans secured by passbook savings or certificate accounts. The Company also purchases manufactured home loans and automobile loans from third parties. The Company originated $8.6 million and $10.0 million of consumer and other loans, including purchases of manufactured home and automobile loans, during fiscal 2013 and fiscal 2012, respectively, and at June 30, 2013 had $31.1 million of consumer and other loans outstanding. Of the $8.6 million of originations in 2013, $2.9 million consists of purchased manufactured housing loans and $3.7 million consists of purchased automobile loans. Consumer and other loans outstanding represented 6.9% of the loan portfolio at June 30, 2013, with an average yield of 7.5%.

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

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2013, the Company had commitments to grant loans of $63.6 million, unadvanced funds on home equity lines of credit totaling $34.5 million, unadvanced funds on overdraft lines-of-credit totaling $1.9 million, unadvanced funds on commercial lines-of-credit totaling $29.9 million, unadvanced funds due mortgagors and on construction loans totaling $25.2 million and standby letters of credit totaling $548,000.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-9.

The following table sets forth certain information concerning the Company’s portfolio loan originations:

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(In Thousands)
Loans at beginning of year	$408,685	$400,578	$415,985	$387,742	$361,074

Originations:
Mortage loans on real estate:
Residential	48,458	35,821	34,306	33,148	40,962
Commercial	30,884	15,832	18,781	13,973	25,734
Construction	40,090	9,524	8,779	20,444	15,932
Home Equity	19,858	26,609	15,494	19,927	17,365
Total mortgage loans on real estate originations	139,290	87,786	77,360	87,492	99,993

Other loans:
Commercial business	13,161	15,957	8,629	23,755	22,755
Consumer and other	2,037	1,725	1,448	1,858	1,798
Total other loan originations	15,198	17,682	10,077	25,613	24,553
Total loans originated	154,488	105,468	87,437	113,105	124,546

Purchase of manufactured home loans	2,854	3,300	1,151	5,769	5,644
Purchase of automobile loans	3,722	5,090	-	-	-

Deduct:
Principal loan repayments and prepayments	84,322	76,631	80,283	72,256	78,044
Loan sales	31,848	23,171	20,941	16,603	24,091
Charge-offs	544	859	2,771	1,772	1,387
Total deductions	116,714	100,661	103,995	90,631	103,522
Net increase (decrease) in loans	44,350	8,107	(15,407)	28,243	26,668
Loans at end of year	$453,035	$408,685	$400,578	$415,985	$387,742

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

The Company’s loan policy has established specific loan approval limits.  Loan officers may approve loans up to their individual lending limit, or two loan officers can originate loans up to their combined limit.  The loan committee reviews all loan applications and approves relationships greater than the loan officer’s limit.  Certain loan relationships require loan committee and/or Board of Investment approval.  The members of the Bank’s loan committee include the Bank’s President and Chief Executive Officer, Chief Financial Officer, two Senior Vice Presidents, the Senior Commercial Credit Analyst and commercial loan originators.

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

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities based on experience for these loans. Unsecured personal loans are generally not written for more than $5,000.

The Company generally does not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $15.1 million for the Company as of June 30, 2013.

The Company has established a risk rating system for its commercial real estate, commercial construction and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are reviewed by commercial credit analysts who do not have responsibility for loan originations. The Company also uses a third party loan review firm to test and review these ratings, and then report their results to the Audit Committee of the Board of Directors of Hampden Bancorp, Inc (the “Audit Committee”).

The Company occasionally participates in loans originated by third parties to supplement our origination efforts. The Company underwrites these loans using its own underwriting criteria.

Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2013. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Real Estate		Home Equity		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due in less than one year	$6	4.57%	$9,761	5.18%	$41	5.49%	$640	3.32%
Due in one year to five years	978	5.02	41,648	5.44	2,950	4.41	6,954	4.79
Due after five years	106,633	4.45	115,972	5.08	75,430	3.74	17,379	4.77
Total	$107,617	4.46%	$167,381	5.18%	$78,421	3.76%	$24,973	4.74%

	Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due in less than one year	$4,217	3.62%	$260	2.97%	$14,925	4.62%
Due in one year to five years	15,214	4.90	7,487	4.62	75,231	5.15
Due after five years	24,135	4.22	23,330	8.37	362,879	4.75
Total	$43,566	4.40%	$31,077	7.42%	$453,035	4.82%

* The amount of Construction loans that are due after five years are written to be permanent loans after the construction period is over.

The following table sets forth, at June 30, 2013, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2014 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2014
	Fixed	Adjustable	Total
	(In Thousands)
Residential mortgage	$43,483	$64,128	$107,611
Commercial real estate	79,754	77,866	157,620
Home equity	42,779	35,601	78,380
Construction	7,801	16,532	24,333
Commercial	13,594	25,755	39,349
Consumer and other	30,294	524	30,818
Total loans	$217,705	$220,406	$438,111

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

Delinquent Loans.  Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 15 day grace period for residential mortgages and a 10 day grace period for commercial loans. After mailing delinquency notices, the Company’s loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, the Company initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by an officer with the level of authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, the Company refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, commercial construction and commercial loans, collection procedures may vary depending on individual circumstances.

Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2013, the Company had $1.2 million of property classified as OREO. In July 2011, the Company began leasing out a $270,000 OREO property and collected $120,000 in rental income in fiscal 2013. The lease terms contain a provision for the lessee to be able to purchase the property in July 2014. As of August 31, 2013, a $218,000 OREO property and a $342,000 OREO property had signed purchase and sale agreements.

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

The Account Manager has the primary responsibility for the timely and accurate maintenance of Customer Risk Ratings.  The risk rating responsibility for the aggregate portfolio rests with the Commercial and Residential Division Executives.  If a disagreement surfaces regarding a risk rating, the loan review committee makes the final determination. The members of the Bank’s loan review committee include the Bank’s President and Chief Executive Officer, Chief Financial Officer, two Senior Vice Presidents, the Senior Commercial Credit Analyst, and the Director of Finance. All others in a supervisory or review function regarding credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management’s attention any dispute so it may be resolved.  Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate.

The Company engages an independent third party to conduct a semi-annual review of a significant portion of its commercial real estate, commercial construction and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee.

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2013, loans classified as special mention totaled $9.6 million, consisting of $7.6 million commercial real estate, $1.0 million commercial loans and $835,000 residential mortgage loans.

Substandard loans totaled $12.9 million, consisting of $6.2 million commercial real estate, $5.7 million commercial, $686,000 residential mortgage, $115,000 home equity and $37,000 consumer loans.

Loans classified as doubtful totaled $953,000, consisting of $567,000 residential mortgage, $250,000 home equity and $136,000 consumer.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$1,405	$1,266	$2,635	$2,763	$2,473
Commercial mortgage	148	218	1,719	1,200	856
Commercial	1,988	597	1,366	936	168
Home equity, consumer and other	438	201	495	793	417
Total non-accrual loans	3,979	2,282	6,215	5,692	3,914

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	-	-	-	-	-
Commercial mortgage	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity, consumer and other	-	-	-	-	-
Total loans 90 days delinquent and still accruing	-	-	-	-	-
Total non-performing loans	3,979	2,282	6,215	5,692	3,914
Other real estate owned	1,221	1,826	1,264	911	1,362
Total non-performing assets	$5,200	$4,108	$7,479	$6,603	$5,276
Troubled debt restructurings, not reported above	$7,258	$9,648	$10,926	$4,836	$-

Ratios:
Non-performing loans to total loans	0.88%	1.55%	1.37%	1.01%	1.34%
Non-performing assets to total assets	0.80%	1.30%	1.13%	0.93%	0.89%

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

As of June 30, 2013, loans on non-accrual totaled $4.0 million which consisted of $3.4 million in loans that were 90 days or greater past due and $552,000 in loans that are current or less than 30 days past due. The loans that are less than 90 days past due were previously on non-accrual and it is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms and an acceptable history of repayment of six months. Commercial non-accrual loans less than 90 days past due were $4,000, 1-4 family residential non-accrual loans less than 90 days past due were $332,000, commercial real estate non-accrual loans less than 90 days past due were $148,000, and home equity second lien non-accrual loans less than 90 days past due were $67,000. All non-accrual loans, troubled debt restructurings, and loans with risk ratings of six or higher are assessed by the Company for impairment.

All loans that are modified when the Bank makes a concession in light of the borrower’s financial difficulty are considered a troubled debt restructuring (“TDR”) (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term due to a borrower’s financial difficulty that the Bank would otherwise not consider) and are classified as impaired loans by the Company. The Bank modifies loans in the normal course of business for credit worthy borrowers that are not TDRs. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. At such time they meet the criteria for impairment they will be classified as such. The Company does not currently have any concession programs that it offers to its commercial or mortgage loan customers. The Company’s policy for classifying the modified loans as accrual or non-accrual at the time of modification is as follows: (i) for loans that have been modified and remain on accrual, the modifications are done to our existing underwriting standards which include review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward, and (ii) for modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment of six months. Although the few loan modifications that the Company has done appear to be successful so far, the Company does not have an extensive enough amount to be able to address success rates for modifications. Those loans not performing with the modified terms will be addressed and classified accordingly.

At June 30, 2013, the Bank had sixteen TDRs totaling approximately $7.8 million, of which $580,000 is on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $239,000 for the year ended June 30, 2013. At June 30, 2012, the Bank had fourteen TDRs totaling approximately $10.3 million, of which $698,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $689,000 for the year ended June 30, 2012. At June 30, 2011, the Bank had eighteen TDRs totaling approximately $11.9 million, of which $1.0 million was on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $943,000 for the year ended June 30, 2011.

At June 30, 2013, the interest income that would have been recorded had non-accruing loans been current according to their original terms, amounted to $88,000.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans decreased to $15.0 million at June 30, 2013 from $ 17.1 million at June 30, 2012. Total impaired loans include $11.0 million, or 73%, of loans which are current with all payment terms. The Company has established specific reserves aggregating $32,000 for impaired loans.  Such reserves relate to four impaired loans with a carrying value of $2.2 million, and are based on management’s analysis of the expected cash flows. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The $15.0 million of impaired loans include $4.0 million of non-accrual loans and $7.3 million of accruing troubled debt restructured loans as of June 30, 2013. The remaining $3.7 million are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The primary reason for the increase in the related allowance from June 30, 2012 to June 30, 2013 is due to increased loan volume over that same period. As of June 30, 2012, the $17.1 million of impaired loans included $2.3 million of non-accrual loans and $9.6 million of accruing troubled debt restructured loans. The remaining $5.2 million are loans that the Company believed, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $17.1 million of impaired loans, $14.8 million, or 87%, were current with all payment terms as of June 30, 2012.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Balance at beginning of year	$5,148	$5,473	$6,314	$3,742	$3,453
Charge-offs:
Residential mortgage loans	(185)	(391)	(147)	(39)	(585)
Commercial real estate	(207)	(166)	(2,000)	(184)	-
Commercial	-	(213)	(530)	(1,511)	(739)
Consumer and other	(152)	(89)	(94)	(38)	(58)
Total charge-offs	(544)	(859)	(2,771)	(1,772)	(1,382)

Recoveries:
Residential mortgage loans	8	71	8	2	-
Commercial real estate	-	16	-	-	-
Commercial	104	11	21	3	256
Consumer and other	23	11	1	2	3
Total recoveries	135	109	30	7	259
Net charge-offs	(409)	(750)	(2,741)	(1,765)	(1,123)
Provision for loan losses	675	425	1,900	4,337	1,412
Balance at end of year	$5,414	$5,148	$5,473	$6,314	$3,742

Ratios:
Net charge-offs to average loans outstanding	0.09%	0.19%	0.68%	0.43%	0.29%
Allowance for loan losses to non-performing loans at end of year	136.06%	225.59%	88.06%	110.93%	95.61%
Allowance for loan losses to total loans at end of year	1.20%	1.26%	1.37%	1.52%	0.97%

As shown in the table on the previous page, the provision for loan losses has increased over the past year. The Company completes its allowance for loan loss review using a calculation that uses specific reserves on impaired credits and general reserves on all non-impaired credits. During this review process, the Company has implemented a qualitative review of the non-impaired loans, using historical charge-offs as the starting point, including charge-offs recognized in the current quarter or year, and then adding additional basis points for specific qualitative factors such as the levels and trends in delinquency and impairments, trends in volume and terms as risk rating migration, effects of changes in risk selection and underwriting standards, experience of lending management and staff, and national and local economic trends and conditions. Adjustments to the provision are on a quarterly basis.

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

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by-loan basis to determine if any specific allowance is required for the allowance for loan loss. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the impaired loan has a shortfall in the expected future cash flows then a specific allowance will be placed on the loan in that amount. However, the Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Residential, commercial real estate, construction and some consumer loans are secured by real estate. As of June 30, 2013, all commercial loans except for one are secured by business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary of the borrower. In certain cases additional collateral may be obtained.

For the year ended June 30, 2013, total charge-offs were $544,000 compared to $859,000 for the year ended June 30, 2012. There was a decrease in specific reserves on impaired loans from $222,000 at June 30, 2012 to $32,000 at June 30, 2013 due to a decrease in impaired loans requiring specific reserve allocations in fiscal 2013. The increase in loan balances contributed to the decrease in the ratio of allowance for loan losses to total loans at the end of the year from 1.26% at June 30, 2012 to 1.20% at June 30, 2013. The allowance for loan losses to non-performing loans has decreased from 225.59% at June 30, 2012 to 136.06% at June 30, 2013. Our allowance for loan losses increased between June 30, 2012 and June 30, 2013 due to increase in loan volume.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2013			2012			2011
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowanc for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$762	$107,617	23.75%	$865	$112,294	27.48%	$893	$121,462	30.32%
Commercial real estate	2,215	167,381	36.95	2,360	152,965	37.43	2,922	151,395	37.79
Home equity	535	78,421	17.31	486	72,983	17.86	517	62,975	15.72
Construction	348	24,973	5.51	58	6,553	1.60	65	5,265	1.31
Total mortgage loans on real estate	3,860	378,392	83.52	3,769	344,795	84.37	4,397	341,097	85.15

Commercial	1,065	43,566	9.62	969	35,567	8.70	1,020	35,739	8.92
Consumer and other	489	31,077	6.86	410	28,323	6.93	56	23,742	5.93
Total loans	$5,414	$453,035	100.00%	$5,148	$408,685	100.00%	$5,473	$400,578	100.00%

	At June 30,
	2010			2009
	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortage loans on real estate:
Residential	$1,175	$130,977	31.76%	$887	$123,151	31.76%
Commercial real estate	2,267	138,746	32.91	1,461	127,604	32.91
Home equity	496	65,006	15.15	458	58,747	15.15
Construction	60	13,460	4.45	82	17,243	4.45
Total mortgage loans on real estate	3,998	348,189	84.27	2,888	326,745	84.27

Commercial	2,264	42,539	10.04	781	38,918	10.04
Consumer and other	52	25,257	5.69	73	22,079	5.69
Total loans	$6,314	$415,985	100.00%	$3,742	$387,742	100.00%

Investment Activities

General.  The Company’s investment policy is approved and adopted by the Board of Directors. The President and Chief Executive Officer and the Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on the established guidelines within the written policy.

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

Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining other-than-temporary impairment losses, impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income/loss, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.

Corporate Obligations. At June 30, 2013, the Company’s portfolio of corporate obligations totaled $3.1 million, or 2.1% of the portfolio at that date. The Company’s policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At June 30, 2013, all investments in corporate obligations were rated ‘A’ or better.

Municipal Bonds. At June 30, 2013, the Company’s portfolio municipal bonds totaled $395,000, or 0.03% of the portfolio at that date. The Company’s policy requires that investments in municipal bonds be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At June 30, 2013, all investments in municipal bonds were rated ‘A’ or better.

Residential Mortgage-Backed Securities.  At June 30, 2013, the Company’s portfolio of residential mortgage-backed securities totaled $135.2 million, or 94.0% of the portfolio on that date, and included pass-through securities totaling $81.6 million and collateralized mortgage obligations totaling $51.4 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). The Company also invests in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2013, we held 16 securities issued by private mortgage originators that had an amortized cost of $2.2 million and a fair value of $2.2 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2013. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Marketable Equity Securities.  At June 30, 2013, the Company’s portfolio of marketable equity securities totaled $68,000, or 0.05% of the portfolio at that date, and consisted of common stock of three corporations. The Company’s investment policy requires investments of no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issues must be listed on the NYSE, or AMEX or traded on NASDAQ. The Company did not incur a write-down for OTTI of investment securities in fiscal 2013 and 2012. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to be other-than-temporary impairment (“OTTI”) securities for the year ended June 30, 2011.

Restricted Equity Securities.  At June 30, 2013, the Company held $5.1 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for Hampden Bank to borrow from the FHLB.

The following table sets forth certain information regarding the amortized cost and market values of the Company’s securities at the dates indicated:

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored enterprises	$-	$-	$-	$-	$1,000	$1,000
Municipal bonds	395	395	-	-	-	-
Corporate bonds	3,036	3,076	6,134	6,136	996	999
Residential mortgage-backed securities:
Agency	132,498	132,988	130,157	133,543	100,758	103,540
Non-agency	2,209	2,203	4,196	4,118	6,366	6,327
Total debt securities	138,138	138,662	140,487	143,797	109,120	111,866

Marketable equity securities:
Common stock	51	68	51	54	51	53
Total marketable equity securities	51	68	51	54	51	53
Total securities available for sale	138,189	138,730	140,538	143,851	109,171	111,919
Restricted equity securites:
Federal Home Loan Bank of Boston stock	5,092	5,092	4,959	4,959	5,233	5,233
Total securities	$143,281	$143,822	$145,497	$148,810	$114,404	$117,152

The table below sets forth certain information regarding the amortized cost, and weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2013. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale:
Municipal bonds	$239	0.87%	$156	1.50%	$-	-%	$-	-%	$395	1.12%
Corporate bonds	-	-	3,036	1.32	-	-	-	-	3,036	1.32
Mortgage-backed securities:
Agency	23	7.21	2,405	1.99	72,208	1.64	57,862	2.16	132,498	1.87
Non-agency	-	-	106	3.75	-	-	2,103	2.43	2,209	2.49
Total debt securities	$262	1.43%	$5,703	0.95%	$72,208	1.64%	$59,965	2.17%	$138,138	1.84%

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

Competition and general market conditions affect the Company’s ability to attract and retain deposits.  We offer Remote Deposit Capture to our business customers which allows us to expand our deposit gathering outside of our normal deposit area. The Company offers rates on various deposit products based on local competitive pricing and the Company’s need for new funds.  Occasionally, the Company does offer “special” rate pricing in an effort to attract new customers.  The Company does not have any brokered deposits.

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$66,855	14.74%	-%	$57,055	13.49%	-%	$53,106	12.80%	-%
Savings	100,372	22.13	0.22	91,828	21.70	0.28	84,253	20.31	0.44
Money market	73,767	16.26	0.39	54,462	12.87	0.40	47,545	11.46	0.53
NOW accounts	40,589	8.95	0.26	37,799	8.93	0.36	28,069	6.77	0.62
Total transaction accounts	281,583	62.08	0.22	241,144	57.00	0.25	212,973	51.35	0.37
Certificates of deposit	171,994	37.92	1.77	181,941	43.00	1.97	201,782	48.65	2.37
Total deposits	$453,577	100.00%	0.81%	$423,085	100.00%	0.99%	$414,755	100.00%	1.35%

The following table sets forth time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2013	2012	2011
	(In Thousands)
Less than 2%	$113,112	$108,574	$95,119
2.00% - 2.99%	25,460	36,687	45,248
3.00% - 3.99%	21,976	24,813	35,150
4.00% - 4.99%	4,779	6,954	7,201
5% or Greater	-	828	10,820
Total	$165,327	$177,856	$193,538

The following table sets forth time deposits of the Company at June 30, 2013 by maturity:

	Year Ending June 30,
Interest Rate	2014	2015	2016	2017	June 30, 2018 and after	Total
	(In Thousands)
Less than 2%	$68,774	$23,130	$8,153	$8,987	$4,068	$113,112
2.00% - 2.99%	4,985	3,694	11,738	4,487	556	25,460
3.00% - 3.99%	8,921	11,171	1,884	-	-	21,976
4.00% - 4.99%	4,763	16	-	-	-	4,779
Total	$87,443	$38,011	$21,775	$13,474	$4,624	$165,327

As of June 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $98.0 million. The following table sets forth the maturity of those certificates as of June 30, 2013:

At June 30, 2013
(In Thousands)
Three months or less	$15,502
Over three months through six months	15,121
Over six months through one year	17,235
Over one year through three years	37,883
Over three years	12,188
Total	$97,929

Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans, investment securities and by its holding of FHLB stock. As of June 30, 2013, the Company had outstanding $87.0 million in FHLB advances, and had the ability to borrow an additional $90.5 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s short term and long term FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2013	2012	2011
	(Dollars In Thousands)
Balance at end of year	$86,992	$79,661	$47,478
Average balance during year	89,235	55,250	50,578
Maximum outstanding at any month end	94,746	79,938	57,137
Weighted average interest rate at end of year	1.64%	1.95%	4.01%
Weighted average interest rate during year	2.04%	2.39%	4.00%
Of the $87.0 million in advances outstanding at June 30, 2013, $6.0 million bearing a weighted-average interest rate of 3.52% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

On July 22, 2011, the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months. Based on comments by the Federal Reserve, the Bank does not currently believe that interest rates will increase in the next couple of years. However, in an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to further restructure outstanding borrowings. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

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

The Company had no overnight repurchase agreements as of June 30, 2013.  As of June 30, 2012, the Company had $7.3 million of overnight repurchase agreements with business customers with a weighted average rate of 0.10%.  These repurchase agreements were collateralized by residential mortgage-backed securities.

The following table sets forth certain information concerning balances and interest rates on the Company’s repurchase agreements at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2013	2012	2011
	(Dollars In Thousands)
Balance at end of year	$-	$7,315	$7,233
Average balance during year	5,017	7,228	7,992
Maximum outstanding at any month end	6,026	9,088	9,705
Weighted average interest rate at end of year	0.00%	0.10%	0.15%
Weighted average interest rate during year	0.07%	0.12%	0.18%

Personnel

As of June 30, 2013, the Company had 107 full-time and 11 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

Subsidiary Activities and Portfolio Management Services

            Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has three operating subsidiaries, Hampden Investment Corporation, Hampden Investment Corporation II and Hampden Insurance Agency.

Hampden Investment Corporation. Hampden Investment Corporation (“HIC”) is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2013, HIC had total assets of $107.4 million consisting primarily of mortgage backed securities. HIC’s net income for the years ending June 30, 2013 and June 30, 2012 was $1.3 million and $1.4 million, respectively. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Investment Corporation II. Hampden Investment Corporation II (“HIC II”) has applied for Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC II is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2013, HIC II had total assets of $2.0 million consisting primarily of mortgage backed securities. HIC’s net income for the year ending June 30, 2013 was $16,000. At June 30, 2012, HIC II had no assets. Once a Massachusetts securities corporation, HIC II will have a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. Hampden Insurance Agency (“HIA”) is an inactive insurance agency.  As of June 30, 2013 and 2012, HIA had no assets.

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

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC has promulgated rules under which assessments are based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk. Further, the Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

            Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of June 30, 2013, the most recent notification from the FDIC categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Hampden Bank’s category.

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

Federal law requires that the designated reserve ratio for the deposit insurance fund to be established by the FDIC. The Dodd-Frank Act increased the minimum reserve ratio to 1.35% from 1.15%, and the FDIC has been instructed to offset the effect of this increase on institutions with less than $10 billion in assets. If this reserve ratio drops below 1.35%, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.35% of estimated insured deposits within five years.  The Dodd-Frank Act eliminated the 1.5% maximum reserve ratio, leaving it to be set by the FDIC in its discretion. The FDIC has established a long term maximum reserve ratio of 2%.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 5 to 35 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from 2.5 to 45 basis points. In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered.  The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended June 30, 2013, the annualized FICO assessment was equal to 0.64 basis points for each $100 in domestic deposits maintained at an institution.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2008. For its 2012 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

State Taxation

Prior to tax years beginning on or after January 1, 2009, financial institutions in Massachusetts were not allowed to file consolidated income tax returns. Instead, each entity in the consolidated group files a separate annual income tax return. The Massachusetts excise tax rate for savings banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

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

A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation" under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Hampden Investment Corporation requested and was approved to be classified as a security corporation. The classification is in effect until revoked by the Commissioner of the Massachusetts Department of Revenue in writing or revoked by conducting any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue. In order to qualify as a security corporation, the Company established a subsidiary for the purpose of making the loan to the employee stock ownership plan, because making such a loan directly would disqualify it from classification as a security corporation.

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

        At June 30, 2013, our loan portfolio consisted of $167.4 million, or 37.0%, of commercial real estate loans, $43.6 million, or 9.6%, of commercial business loans and $21.2 million, or 4.7%, of commercial construction loans. We have grown these loan portfolios in recent years and intend to continue to grow commercial real estate and commercial business loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, because commercial business loans generally entail greater risk than one- to four-family residential real estate loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Commercial construction loans primarily include construction to permanent non-speculative real estate loans. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Additionally, risk of loss is impacted by the accuracy of the initial estimate of the property’s rate of absorption, value and the estimated cost of construction.

Our risk management policies, procedures and techniques may not be completely effective.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

Our investment portfolio may suffer reduced returns, material losses or other-than-temporary impairment losses.

During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in the Company’s portfolio, or due to a deterioration in the financial condition of an issuer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce the Company’s net investment income and result in realized investment losses.

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

Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary for credit related impairments on debt securities or the entire impairment on equity securities. As of June 30, 2013, the amortized cost and the fair value of the Company’s securities portfolio totaled $138.2 million and $138.7 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down equity securities to their fair value or debt securities to the extent of estimated credit loss. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

The United States economy is not anticipated to grow quickly.

Nationally, the country suffered a significant recession beginning in 2007, which created significant job loss and sustained high unemployment rates, a drop in home values, and a major decline in the stock market.  These factors created job losses (or replacement jobs at significantly lower pay rates) which made homeowners unable to support mortgage debt and unable to sell the property due to declining values which resulted in negative equity; long term unemployment furthered this cycle, and the decline in the stock market affected both savings and retirement funds. Further, the declining home values made it more difficult to refinance mortgages at market rates, which had reduced significantly, and the unstable housing market made it more difficult for people to move to areas with job potential.  The Federal Reserve and Federal Government have had sustained, active economic stimulation programs, including a significant and sustained reduction in the discount rate, extensions of unemployment benefit claim periods for the long-term unemployed, and multiple programs to assist in refinancing of mortgage debt.  The national economic landscape has been replicated across the country, to varying degrees, with higher unemployment, lower property values, and heavier reliance on social services.  This, in turn, has placed an increased burden on State and local governments to manage budgets effectively and to cover increasing costs on lower tax revenues.  At this point, the national economy appears to have stabilized, the stock market has been reaching new highs, and the housing values have stabilized, with significant increases in property values in some communities.  While unemployment rates have been declining, there is an expectation that the decline will not continue at a strong pace despite job growth, as people begin to re-enter the job market, and there is recognition that many of the jobs created are lower wage and lower benefit service jobs which do not equate to the economic value of the jobs lost.  Rising housing values are allowing people to either sell their homes, which facilitates relocating for better job opportunities, or moving into a less costly property better suited to current income levels.  Long term mortgage rates have begun to rise which may dampen the housing market, but additional housing inventory is anticipated to come into the market, which is expected to maintain a pool of lower priced properties which are relatively more affordable.

We cannot predict the timing, strength or duration of the economic recovery.  Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Consumers reaching for higher yields may decrease our level of deposits.

Our level of deposits may be affected by consumers attempting to attain higher yielding investments, which may cause depositors to withdraw deposits and invest their funds in investments yielding higher rates.  These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

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

        In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. As of June 30, 2013, our allowance for loan losses was $5.4 million, representing 1.20% of total loans and 136.06% of nonperforming loans as of that date. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge offs. Any such action might have a material adverse effect on our financial condition and results of operations.

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

We are subject to regulations promulgated by the Massachusetts Division of Banks, as our chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB. In addition, currently the Federal Reserve Board regulates and oversees Hampden Bancorp, Inc., as a bank holding company. Additionally, we are subject to regulation by the Securities and Exchange Commission as a publicly traded company.

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

The Dodd-Frank Act, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations.

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

The Company conducts its business through its main office located in Springfield, Massachusetts and nine other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2013:

		Location	Year Opened	Lease Expires

Owned
	Main Office:
		19 Harrison Avenue	1852
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1975
		West Springfield, MA 01089

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118

Leased
		820 Suffield Street	2001	2025
		Agawam, MA 01001

		2005 Boston Road	2003	2022 (1)
		Wilbraham, MA 01095

		1500 Main Street	2005	2015 (2)
		Tower Square
		Springfield, MA 01115

		187 Main Street	2007	2013 (2)
		Indian Orchard
		Springfield, MA 01151

		916 Shaker Road	2009	2018 (3)
		Longmeadow, MA 01106

		977 Boston Road	2011	2030 (2)
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

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The following table sets forth, for the quarters in the Company’s two most recent fiscal years, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on September 3, 2013 was $16.21. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal 2013 (ending June 30, 2013):
First Quarter	$13.49	$12.44	$0.04
Second Quarter	15.73	12.26	0.04
Third Quarter	18.13	14.66	0.05
Fourth Quarter	16.95	14.78	0.05

Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
Fiscal 2012 (ending June 30, 2012):
First Quarter	$13.40	$11.75	$0.03
Second Quarter	13.23	10.77	0.03
Third Quarter	12.87	11.36	0.04
Fourth Quarter	13.50	12.00	0.04

Shareholders and Issuer Purchases of Equity Securities

As of August 22, 2013, there were 5,640,444 shares of common stock outstanding, and the Company had approximately 2,000 holders of record.

During the year ended June 30, 2013, the Company repurchased 357,005 shares of Company stock for $5.0 million, at an average price of $14.13 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 13,719 shares of Company stock, at an average price of $16.60 per share, in the year ended June 30, 2013 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participants for settlement of tax withholding obligations. The Company is currently repurchasing shares under its seventh stock repurchase program, pursuant to which the Company was authorized to purchase up to 289,106 shares, or approximately 5%, of the Company’s outstanding common stock of which 116,168 remain as of June 30, 2013.

			(c)
			Total Number of	(d)
			Shares Purchased	Maximum Number of
	(a)	(b)	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	announced Plans or	Purchased Under the
Fourth Quarter	Shares Purchased	per Share	Programs	Plans or Programs
April 1, 2013 - April 30, 2013	-	$-	-	275,585
May 1, 2013 - May 31, 2013	95,186	$15.10	95,186	180,399
June 1, 2013 - June 30, 2013	64,231	$15.22	64,231	116,168
	159,417	$15.15	159,417

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period January 17, 2007 (the date of the Company’s initial public offering) through June 30, 2013. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on June 30, 2008. The stock price performance on the graph below does not necessarily indicate future price performance.

*The source of the above chart and index values is SNL Financial LC.

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

	At June 30,
	2013	2012	2011	2010	2009
	(In Thousands)
Selected Financial Condition Data:
Total assets	$652,962	$615,957	$573,326	$585,575	$567,656
Loans, net (1)	451,621	407,271	398,108	413,547	387,553
Securities	138,730	143,851	111,919	111,379	116,100
Deposits	474,798	434,832	417,255	420,060	381,477
Short-term borrowings, including repurchase agreements	4,500	10,315	7,233	6,806	12,372
Long-term debt	82,492	76,661	47,478	58,196	70,915
Stockholders' equity	83,659	87,160	93,516	94,773	96,658

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2013	2012	2011	2010	2009
	(In Thousands, except share and per share data)
Selected Operating Results:
Interest and dividend income, including fees	$24,348	$24,833	$25,547	$27,557	$28,273
Interest expense	5,485	5,764	7,631	9,740	12,345
Net interest income	18,863	19,069	17,916	17,817	15,928
Provision for loan losses	675	425	1,900	4,337	1,412
Net interest income, after provision for loan losses	18,188	18,644	16,016	13,480	14,516
Non-interest income	4,202	3,240	2,936	2,735	2,300
Non-interest expense	17,639	17,085	17,079	17,101	16,286
Income (loss) before income tax provision	4,751	4,799	1,873	(886)	530
Income tax provision (benefit) (1)	1,777	1,783	559	(533)	244
Net income (loss)	$2,974	$3,016	$1,314	$(353)	$286

Basic earnings (loss) per share	$0.55	$0.52	$0.21	$(0.05)	$0.04
Basic weighted average shares outstanding	5,414,851	5,806,977	6,247,438	6,528,355	6,826,777

Diluted earnings (loss) per share	$0.54	$0.51	$0.21	$(0.05)	$0.04
Diluted weighted average shares outstanding	5,548,150	5,888,591	6,392,198	6,528,355	6,868,495

Dividends per share	$0.18	$0.14	0.12	0.12	0.12

(1) In 2013, the charitable contribution carryforward expired and resulted in a $35,000 charge to expense. Includes a $100,000 decrease in 2011, and a $25,000 increase in 2012 to the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward.

	At or For The Years Ended June 30,
	2013	2012	2011	2010		2009

Selected Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets (ratio of net income (loss) to average total assets)	0.46%	0.52%	0.23%	(0.06	) %	0.05%
Return (loss) on average equity (ratio of net income (loss) to average equity)	3.41%	3.37%	1.40%	(0.37	) %	0.29%
Average interest rate spread (1)	2.91%	3.21%	3.02%	2.81%		2.42%
Net interest margin (2)	3.14%	3.50%	3.38%	3.29%		3.03%
Efficiency ratio (3)	76.48%	76.58%	81.91%	83.21%		89.35%
Non-interest expense to average total assets	2.75%	2.94%	2.98%	2.98%		2.94%
Dividend pay-out ratio (4)	34.26%	27.70%	62.10%	n/a		333.56%
Average interest-earning assets to average interest bearing liabilities	124.98%	127.16%	126.07%	126.97%		126.40%

Asset Quality Ratios:
Non-performing assets to total assets	0.80%	0.67%	1.30%	1.13%		0.93%
Non-performing loans to total loans	0.88%	0.56%	1.55%	1.37%		1.01%
Allowance for loan losses to non-performing loans	136.06%	225.59%	88.06%	110.93%		95.61%
Allowance for loan losses to total loans	1.20%	1.26%	1.37%	1.52%		0.97%
Net charge-offs to average loans outstanding	0.09%	0.19%	0.68%	0.43%		0.29%

Capital Ratios:
Equity to total assets at end of year	12.81%	14.15%	16.31%	16.23%		17.03%
Average equity to average assets	13.62%	15.42%	16.35%	16.69%		17.69%
Risk based tier 1 capital ratio (bank only) at end of year	16.29%	17.80%	18.20%	16.90%		17.40%

Other Data:
Number of full service offices	10	10	10	9		9

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

(4) Dividends declared per share divided by basic net income per common share outstanding at June 30th.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2013 and June 30, 2012 and the Company’s consolidated results of operations for the years ended June 30, 2013, 2012 and 2011. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

         Dividend. On August 6, 2013 the Company announced that its Board of Directors had declared a cash dividend of $0.06 per common share. The dividend was paid on August 30, 2013 to shareholders of record as of August 16, 2013.

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

Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.

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

Allowance for Loan Losses.

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We analyze historical loss experience, and qualitative factors such as delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2013.

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

When 1-4 family residential mortgage loans become impaired, the collateral value is generally determined by obtaining the current tax assessed value, discounted by 20%. As a practical expedient the Company believes this is a reliable source of valuation as assessments are periodically updated by the cities and towns. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. We apply a discount based on management’s historical knowledge, expertise and/or to account for changes in market conditions from the time of valuation. In the event the Company has an appraisal on hand that is less than twelve months old, then the Company will use that appraisal to determine the collateral value.

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

Home equity loans – Loans in this segment are secured by first or second mortgages on 1-4 family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. Under our current underwriting standards, loan originations are made in amounts such that balances do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

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

Commercial construction loans – Loans in this segment primarily include construction to permanent non-speculative real estate loans. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment. Additionally, risk of loss is impacted by the accuracy of the initial estimate of the property’s rate of absorption, value and the estimated cost of construction.

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

Income Taxes.

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

	Years Ended June 30,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$434,275	$21,570	4.97%	$404,976	$21,805	5.38%	$403,686	$22,342	5.53%
Investment securities	148,609	2,739	1.84%	123,442	3,003	2.43%	114,312	3,163	2.77%
Federal funds sold and other short-term investments	18,248	39	0.21%	16,455	25	0.15%	11,777	42	0.36%
Total interest earning assets	601,132	24,348	4.05%	544,873	24,833	4.56%	529,775	25,547	4.82%
Allowance for loan losses	(5,175)			(5,516)			(6,033)
Total interest earning assets less allowance for loan losses	595,957			539,357			523,742
Non-interest earning assets	44,991			41,614			49,580
Total assets	$640,948			$580,971			$573,322

Interest-bearing liabilities:
Savings deposits	$100,372	202	0.20%	$91,828	254	0.28%	$84,253	367	0.44%
Money market	73,767	291	0.39%	54,462	217	0.40%	47,545	253	0.53%
NOW accounts	40,589	130	0.32%	37,799	137	0.36%	28,069	175	0.62%
Certificates of deposit	171,994	3,041	1.77%	181,941	3,589	1.97%	201,782	4,774	2.37%
Total deposits	386,722	3,664	0.95%	366,030	4,197	1.15%	361,649	5,569	1.54%
Borrowed funds	94,252	1,821	1.93%	62,478	1,567	2.51%	58,570	2,062	3.52%
Total interest-bearing liabilities	480,974	5,485	1.14%	428,508	5,764	1.35%	420,219	7,631	1.82%
Demand deposits	66,855			57,055			53,106
Non-interest bearing liabilities	5,818			5,816			6,281
Total liabilities	553,647			491,379			479,606
Equity	87,301			89,592			93,716
Total Liabilities and equity	$640,948			$580,971			$573,322

Net interest income		$18,863			$19,069			$17,916
Net interest rate spread (2)			2.91%			3.21%			3.02%
Net interest-earning assets (3)	$120,158			$116,365			$109,556

Net interest margin (4)			3.14%			3.50%			3.38%
Average interest-earning assets to interest-bearing liabilities			124.98%			127.16%			126.07%

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

	Years Ended June 30			Years Ended June 30
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$1,519	$(1,754)	$(235)	$71	$(608)	$(537)
Investment securities	544	(808)	(264)	240	(400)	(160)
Federal funds sold and other short-term investments	3	11	14	13	(30)	(17)
Total interest income	2,066	(2,551)	(485)	324	(1,038)	(714)

Interest expense:
Savings deposits	22	(74)	(52)	31	(144)	(113)
Money market	76	(2)	74	33	(69)	(36)
NOW accounts	10	(17)	(7)	49	(87)	(38)
Certificates of deposits	(189)	(359)	(548)	(440)	(745)	(1,185)
Total deposits	(81)	(452)	(533)	(327)	(1,045)	(1,372)
Borrowed funds	671	(417)	254	130	(625)	(495)
Total interest expense	590	(869)	(279)	(197)	(1,670)	(1,867)
Change in net interest income	$1,476	$(1,682)	$(206)	$521	$632	$1,153

(1) Includes loans held for sale.

 Comparison of Operating Results For the Years Ended June 30, 2013 and June 30, 2012

            Net Income.    The Company had net income of $3.0 million, or $0.54 per fully diluted share, for the year ended June 30, 2013 as compared to net income of $3.0 million, or $0.51 per fully diluted share, for the year ended June 30, 2012. The primary reasons for the decrease in net income of $42,000 included an increase in non-interest income of $962,000, an increase in non-interest expense of $554,000, and a decrease in net interest income of $206,000. The Company restructured its senior management team in June 2013 eliminating two senior vice president positions. The severance costs associated with this restructure totaled $310,000, or $0.03 per fully diluted share, and contributed to the increase in non-interest expense.

Net Interest Income.    The tables on pages 47 and 48 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was a decrease in net interest income for the year ended June 30, 2013 of $206,000, or 1.1%, to $18.9 million from $19.1 million for the same period in 2012. The increase in the volume of interest-earning assets increased interest income by $2.1 million. The increase in the volume of interest-bearing liabilities increased interest expense by $589,000. The changes in volume had the effect of increasing net interest income by $1.5 million. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of decreasing net interest income by $1.7 million. The decrease in net interest income attributable to lower yields on interest-earning assets totaled $2.6 million offset by a $868,000 increase in net interest income attributable to lower rates on interest-bearing liabilities. Net interest margin decreased to 3.14% for the year ended June 30, 2013 compared to 3.50% for the year ended June 30, 2012.

Interest Income.    Interest income decreased from $24.8 million for the year ended June 30, 2012 to $24.3 million for the year ended June 30, 2013. This decrease of $485,000, or 2.0%, was mainly due to a decrease in loan rates which decreased interest income received on loans by $1.8 million, and a decrease in investment rates which decreased interest received on debt securities by $865,000.  These decreases were partially offset by an increase in volume of interest-earning assets, which increased interest income by $2.1 million.

Interest Expense.    Interest expense for the year ended June 30, 2013 was $5.5 million, which represented a decrease of $279,000, or 4.8%, from the year ended June 30, 2012 to the year ended June 30, 2013. Decreased interest costs on deposits and borrowings were the reason for this decrease offset by an increase in borrowed funds. Average interest-bearing deposit balances increased by $20.7 million, or 5.4%, while average rates decreased from 1.15% to 0.95%. Average borrowings balances increased from $62.5 million to $94.2 million and the average rate on borrowings decreased from 2.51% to 1.93%.

            Provision for Loan Losses.    For the year ended June 30, 2013, the provision for loan losses was $675,000, which represented an increase of $250,000 compared to the year ending June 30, 2012 due to increases in loan balances. Net loan charge-offs for fiscal 2013 and fiscal 2012 were $409,000 and $750,000, respectively. The allowance for loan losses of $5.4 million at June 30, 2013 represented 1.20% of total loans, as compared to an allowance of $5.1 million, representing 1.26% of total loans at June 30, 2012.

Non-interest Income.    Total non-interest income was $4.2 million, which represented an increase of $962,000, or 29.7%, for the year ended 2013 compared to the year ended June 30, 2012. The primary reasons for this increase was an increase in the gain on the sales of loans of $285,000, an increase in customer service fees of $277,000, and an increase in the gain on sales of securities, net, of $95,000 for the year ended June 30, 2013 compared to the year ended June 30, 2012.

Non-interest Expense.    For the year ended June 30, 2013, non-interest expense was $17.6 million, which represented an increase of $554,000 compared to the year ended June 30, 2012. The Company restructured its senior management team in June 2013 eliminating two senior vice president positions. The costs associated with this restructure totaled $310,000, or $0.03 per fully diluted share, and were the reason for the increase in salary and benefits. Data processing increased $429,000, salaries and employee benefits increased $89,000, occupancy increased $84,000, other general and administrative expenses increased $64,000 and FDIC insurance increased $60,000 for the year ended June 30, 2013 compared to the year ended June 30, 2012. The 72% increase in data processing was due to increased contractual fees, increased transaction volume, and inclusion of additional electronic processing costs. Partial offsets to these increases were a decrease of $79,000 in net loss on other real estate owned and a decrease of $93,000 in advertising expenses for the year ended June 30, 2013 compared to the year ended June 30, 2012.

Income Taxes.    Income tax expense remained relatively unchanged at $1.8 million for the year ended June 30, 2012 and for the year ended June 30, 2013. The Company’s effective tax rate increased slightly from 37.2% for the year ended June 30, 2012 to 37.4% for the year ended June 30, 2013.

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

Net Interest Income.    The tables on pages 47 and 48 set forth the components of the Company's net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. There was an increase in net interest income for the year ended June 30, 2012 of $1.2 million, or 6.4%, to $19.1 million from $17.9 million for the same period in 2011. The increase in the volume of interest-earning assets increased interest income by $324,000. The decrease in the volume of certificates of deposit decreased interest expense by $440,000. The changes in volume had the effect of increasing net interest income by $521,000. The changes in the rates of interest-earning assets and interest-bearing liabilities had the effect of increasing net interest income by $632,000. The decrease in net interest income attributable to lower yields on interest bearing assets totaled $1.0 million compared to a $1.7 million increase in net interest income attributable to lower rates on interest bearing liabilities. Net interest margin increased to 3.50% for the year ended June 30, 2012 compared to 3.38% for the year ended June 30, 2011.

Interest Income.    Interest income decreased from $25.5 million for the year ended June 30, 2011 to $24.8 million for the year ended June 30, 2012. This decrease of $714,000, or 2.8%, was mainly due to a decrease in loan rates which decreased interest income received on loans by $608,000, and a decrease in investment rates which decreased interest received on debt securities by $400,000.

Interest Expense.    Interest expense for the year ended June 30, 2012 was $5.8 million, which represented a decrease of $1.9 million, or 24.5%, from the year ended June 30, 2011 to the year ended June 30, 2012, as a result of decreased interest costs on borrowings and deposits. Average interest-bearing deposit balances increased by $4.4 million, or 1.2%, while average rates decreased from 1.54% to 1.15%. Average borrowings balances increased from $58.6 million to $62.5 million and the average rate on borrowings decreased from 3.52% to 2.51%.

 Provision for Loan Losses.    For the year ended June 30, 2012, the provision for loan losses was $425,000, which represented a decrease of $1.5 million compared to the year ending June 30, 2011 due to decreases in loan delinquencies, non-accrual loans, impaired loans, and general improvements in the economy. Net loan charge-offs for fiscal 2012 and fiscal 2011 were $750,000 and $2.7 million, respectively. The allowance for loan losses of $5.1 million at June 30, 2012 represented 1.3% of total loans, as compared to an allowance of $5.5 million, representing 1.4% of total loans at June 30, 2011.

Non-interest Income.    Total non-interest income was $3.2 million, which represented an increase of $304,000, or 10.4%, for the year ended 2012 compared to the year ended June 30, 2011. The primary reasons for this increase included an increase in the gain on the sales of loans of $173,000, an increase in other real estate owned rental income of $114,000 and an increase in the gain (loss) on sales or calls/impairment of securities, net, of $96,000 for the year ended June 30, 2012 compared to the year ended June 30, 2011. The $77,000 loss on the sales/write-downs of securities, net, for the year ended June 30, 2011 included a $58,000 other-than-temporary-impairment charge on equity securities and a $19,000 loss on the sale of securities.

Non-interest Expense.    For the year ended June 30, 2012, non-interest expense was $17.1 million which represented an increase of $6,000 compared to the year ended June 30, 2011.  Salaries and employee benefits increased $270,000, other general and administrative expenses increased $262,000 and the net loss on other real estate owned increased $39,000 for the year ended June 30, 2012 compared to the year ended June 30, 2011. Partial offsets to these increases included a decrease of $299,000 in FDIC insurance and assessment expense, a decrease of $125,000 in data processing expenses, a decrease of $111,000 in advertising expenses and a decrease of $30,000 in occupancy and equipment expenses, all for the year ended June 30, 2012 compared to the year ended June 30, 2011.

Income Taxes.    Income tax expense increased from $559,000 for the year ended June 30, 2011 to $1.8 million for the year ended June 30, 2012. This increase of $1.2 million was due to the increase in income before taxes.  The Company’s effective tax rate increased from 29.8% for the year ended June 30, 2011 to 37.2% for the year ended June 30, 2012.

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

Total Assets.    Total assets increased by $37.0 million, or 6.0%, from $616.0 million at June 30, 2012 to $653.0 million at June 30, 2013. This increase was primarily attributable to an increase in net loans of $44.0 million, or 10.8%, to $450.3 million at June 30, 2013 as discussed below.

Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds decreased by $2.3 million, or 8.3%, from $27.9 million at June 30, 2012 to $25.6 million at June 30, 2013.

Securities.    The investment portfolio aggregated $138.7 million at June 30, 2013, a decrease of $5.1 million, or 3.6%, from $143.9 million at June 30, 2012. Within the securities portfolio, residential mortgage-backed securities decreased $2.5 million, or 1.8%, to $135.2 million at June 30, 2013 and corporate bonds decreased $3.1 million to $3.1 million at June 30, 2013 compared to June 30, 2012. Marketable equity securities increased $14,000 from June 30, 2012 to June 30, 2013.  Municipal bonds increased $395,000 at June 30, 2013 compared to June 30, 2012.

Net Loans.    Net loans increased $44.0 million, or 10.8%, from $406.3 million at June 30, 2012 to $450.3 million at June 30, 2013. Home equity loans increased $5.4 million, or 7.5%, Consumer loans increased $2.8 million, or 9.7%, Commercial real estate loans increased $14.4 million, or 9.4%, Construction loans increased $18.4 million, or 281.0%, and commercial loans increased $8.0 million, or 22.5%. The majority of the commercial construction loans are written to become permanent financing. The Company’s strategy continues to be focused on providing commercial loans. Our local focus and ability to involve all levels of senior management combined with a capability to turn around loan decisions quickly has allowed our loan growth to out-pace the market and many peers without sacrificing loan quality or underwriting standards. A partial offset to these increases was a decrease in 1-4 family residential loans of $4.7 million, or 4.2%. Due to interest rate risk management, the Company has decided to sell the majority of its current originations of long-term fixed rate residential mortgages and, during the year ended June 30, 2013, sold $31.7 million of its fixed rate residential mortgages.

Deposits and Borrowed Funds.    Deposits increased from $434.8 million at June 30, 2012 to $474.8 million at June 30, 2013. Savings accounts increased $7.8 million, demand deposits increased $14.0 million, money market accounts increased $28.1 million and NOW accounts increased $2.6 million. Certificates of deposits decreased $12.5 million, or 7.0%. The Company has been focused more on obtaining core deposits than time deposits.

Total borrowings, including borrowings from the FHLB as well as securities sold under agreements to repurchase, remained relatively unchanged at $87.0 million as of June 30, 2012 and June 30, 2013. As of June 30, 2013, total borrowings included $87.0 million of FHLB borrowings. On July 22, 2011, the Bank restructured $23,250,000 of Federal Home Loan Bank of Boston borrowings.  Prior to this restructuring, these borrowings had a weighted average cost of 4.44% and a weighted average maturity term of 10.58 months.  After this restructuring, the weighted average cost was reduced by 1.31% to 3.03% and the weighted average maturity term was extended to 48.69 months. Based on comments by the Federal Reserve, the Bank does not currently believe that interest rates will increase in the next couple of years. However, in an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to further restructure outstanding borrowings. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

Total Stockholders’ Equity. Stockholders’ equity decreased $3.5 million, or 4.1%, to $83.7 million at June 30, 2013 from $87.2 million at June 30, 2012 primarily as a result of dividends and share repurchases offset by current year earnings. The Company repurchased 357,005 shares of Company stock for $5.0 million, at an average price of $14.13 per share, during the year ended June 30, 2013 pursuant to the Company’s previously announced stock repurchase programs. In addition the Company repurchased 13,719 shares of Company stock, at an average price of $16.60 per share, in the year ended June 30, 2013 in connection with the vesting of the restricted stock grants as part of our 2008 Plan. The Company purchased these shares from the employee plan participants for settlement of tax withholding obligations. Our ratio of capital to total assets decreased to 12.8% at June 30, 2013 compared to 14.2% at June 30, 2012.

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

The following table sets forth, as of June 30, 2013, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-15.21%
300 basis point increase in rates	-10.34%
200 basis point increase in rates	-5.71%
100 basis point increase in rates	-1.45%
100 basis point decrease in rates	-6.36%

As indicated in the table above the result of a 200 basis point increase in interest rates is estimated to decrease net interest income by 5.71% and 10.34% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 6.36%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2013, cash and due from banks, federal funds sold and short-term investments totaled $25.6 million, or 3.9%, of total assets, which is a decrease of $2.3 million, or 8.3%, from June 30, 2012.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2012, the Company has increased FHLB borrowings by $7.3 million to a total of $87.0 million outstanding as of June 30, 2013. On that date, the Company had the ability to borrow an additional $90.5 million from the FHLB. At June 30, 2013 and 2012, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $10.0 million and $7.4 million at June 30, 2013, respectively, of which there were no amounts outstanding. As of June 30, 2013, the investments pledged for collateral with the Federal Reserve Bank of Boston has a market value of $13.4 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2013 and the respective maturity dates:

	June 30, 2013
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$86,992	$8,254	$34,853	$43,885	$-
Lease commitments	3,352	325	664	545	1,818
Total contractual obligations	$90,344	$8,579	$35,517	$44,430	$1,818

Off-Balance Sheet Arrangements.

Loan commitments.    In the normal course of business, there are outstanding commitments which are not reflected in our consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
	(In Thousands)
Commitments to grant loans (1)	$63,607	$22,543
Commercial lines of credit	29,882	31,764
Unused portions of home equity lines of credit (2)	34,498	32,679
Unused portion of construction loans (3)	25,164	6,686
Unused portion of mortgage loans	26	65
Unused portion of personal lines-of-credit (4)	1,852	1,894
Standby letters of credit (5)	548	640
Total loan commitments	$155,577	$96,271

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

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature, and, therefore, the impact of interest rates has a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2013 is effective based on those criteria.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Company, the information contained under the section captioned “Proposal 1 — Election of Directors” in the Hampden Bancorp, Inc. Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(b) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2013, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	560,272	$11.02	196,898

Equity compensation plans not approved by security holders	-	-	-
Total	560,272	$11.02	196,898

Item 13.	Certain Relationships And Related Transactions, and Director Independence

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

3.	Exhibits:

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)
3.2	Bylaws of Hampden Bancorp, Inc.(2)
3.3	Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (4)
3.5	Amendment #3 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (6)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)
10.1@	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(5)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(1)
10.2.2	Pledge Agreement(7)
10.2.3	Promissory Note(7)
10.3@	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)
10.4@	Hampden Bank SBERA Pension Plan(1)
10.5@	Employment Agreement between Hampden Bank and Glenn S. Welch(8)
10.6@	Form of Hampden Bank Change in Control Agreement(9)
10.7@	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)
10.8@	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)
10.9@	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.10@	2008 Equity Incentive Plan (10)
10.11@	Form of Restricted Stock Agreement (11)
10.12@	Form of Stock Option Grant Notice and Stock Option Agreement (11)
21.0	List of Subsidiaries
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Glenn S. Welch
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2012.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 12, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended December 31, 2012, as filed with the SEC on February 12, 2013.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 7, 2012.

(10)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for quarter ended March 31, 2008, as filed with the SEC on May 15, 2009.

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

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts on September 10, 2013.

HAMPDEN BANCORP, INC.
By:	/s/ GLENN S. WELCH
Glenn S. Welch Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN S. WELCH Glenn S. Welch	Chief Executive Officer and President (principal executive officer)	September 10, 2013

/s/ ROBERT A. MASSEY Robert A. Massey	Chief Financial Officer, Senior Vice President and Treasurer (principal accounting and financial officer)	September 10, 2013

/s/ RICHARD J. KOS Richard J. Kos	Chairman of the Board of Directors	September 10, 2013

/s/ THOMAS R. BURTON Thomas R. Burton	Director	September 10, 2013

/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 10, 2013

/s/ RICHARD D SUSKI Richard D. Suski	Director	September 10, 2013

/s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 10, 2013

/s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 10, 2013

/s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 10, 2013

/s/ ARLENE PUTNAM Arlene Putnam	Director	September 10, 2013

/s/ LINDA SILVA THOMPSON Linda Silva Thompson	Director	September 10, 2013

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 17, 2013

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2013	2012
	(In Thousands)
Cash and due from banks	$13,737	$12,334
Federal funds sold and other short-term investments	11,881	15,589
Cash and cash equivalents	25,618	27,923

Securities available for sale, at fair value	138,730	143,851
Federal Home Loan Bank of Boston stock, at cost	5,092	4,959
Loans held for sale	1,274	927
Loans, net of allowance for loan losses of $5,414
at June 30, 2013 and $5,148 at June 30, 2012	450,347	406,344
Other real estate owned	1,221	1,826
Premises and equipment, net	5,010	5,159
Accrued interest receivable	1,636	1,675
Deferred tax asset, net	4,584	3,402
Bank-owned life insurance	16,956	16,205
Other assets	2,494	3,686
	$652,962	$615,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$474,798	$434,832
Securities sold under agreements to repurchase	-	7,315
Short-term borrowings	4,500	3,000
Long-term debt	82,492	76,661
Mortgagors' escrow accounts	1,100	1,010
Accrued expenses and other liabilities	6,413	5,979
Total liabilities	569,303	528,797

Commitments and contingencies (Note 12)

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 7,982,976
issued at June 30, 2013 and 7,951,548 issued at June 30, 2012; 5,629,099 outstanding at June 30, 2013 and 5,968,395 outstanding at June 30, 2012)	80	80
Additional paid-in-capital	79,926	78,995
Unearned compensation - ESOP (360,397 shares unallocated at June 30, 2013 and
402,796 shares unallocated at June 30, 2012)	(3,604)	(4,028)
Unearned compensation - equity incentive plan	(16)	(225)
Retained earnings	34,450	32,473
Accumulated other comprehensive income	346	2,117
Treasury stock, at cost (2,353,877 shares at June 30, 2013 and 1,983,153 shares at June 30, 2012)	(27,523)	(22,252)
Total stockholders' equity	83,659	87,160
	$652,962	$615,957

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended June 30,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$21,570	$21,805	$22,342
Debt securities	2,714	2,981	3,140
Dividends	25	22	23
Federal funds sold and other short-term investments	39	25	42
Total interest and dividend income	24,348	24,833	25,547

Interest expense:
Deposits	3,664	4,197	5,569
Borrowings	1,821	1,567	2,062
Total interest expense	5,485	5,764	7,631

Net interest income	18,863	19,069	17,916
Provision for loan losses	675	425	1,900
Net interest income, after provision for loan losses	18,188	18,644	16,016

Non-interest income:
Customer service fees	1,989	1,712	1,862
Gain (loss) on sales or calls/impairment of securities, net	114	19	(77)
Gain on sales of loans, net	910	625	452
Increase in cash surrender value of bank-owned life insurance	529	470	410
Other	660	414	289
Total non-interest income	4,202	3,240	2,936

Non-interest expense:
Salaries and employee benefits	9,959	9,870	9,600
Occupancy and equipment	1,921	1,837	1,867
Data processing services	1,022	593	718
Advertising	570	663	774
Net (gain) loss on other real estate owned	(38)	41	2
FDIC insurance and assessment	370	310	609
Other general and administrative	3,835	3,771	3,509
Total non-interest expense	17,639	17,085	17,079

Income before income taxes	4,751	4,799	1,873

Income tax provision	1,777	1,783	559

Net income	$2,974	$3,016	$1,314

Earnings per share
Basic	$0.55	$0.52	$0.21
Diluted	$0.54	$0.51	$0.21

Weighted average shares outstanding
Basic	5,414,851	5,806,977	6,247,438
Diluted	5,548,151	5,888,591	6,392,198

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Net income	$2,974	$3,016	$1,314

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(2,658)	584	(289)
Reclassification adjustment for (gains) losses realized in income	(114)	(19)	19
Reclassification adjustment for other-than-temporary impairment
of securities	-	-	58
Net unrealized gains (losses)	(2,772)	565	(212)
Tax expense (benefit)	(1,001)	205	(100)
Other comprehensive income (loss), net-of-tax	(1,771)	360	(112)

Comprehensive income	$1,203	$3,376	$1,202

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2013, 2012 and 2011

					Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
	Common Stock		Paid-in	Compensation-	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Dollars In Thousands)
Balance at June 30, 2010	7,117,274	$79	$77,959	$(4,876)	$(1,450)	$29,781	$1,869	$(8,589)	$94,773
Comprehensive income	-	-	-	-	-	1,314	(112)	-	1,202
Issuance of common stock for exercise of stock options	500	1	-	-	-	-	-	-	1
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(768)	-	-	(768)
Common stock repurchased	(318,275)	-	-	-	-	-	-	(3,253)	(3,253)
Stock-based compensation	-	-	452	-	579	-	-	-	1,031
Tax benefit from Equity Incentive Plan vesting	-	-	46	-	-	-	-	-	46
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	60	424	-	-	-	-	484
Balance at June 30, 2011	6,799,499	80	78,517	(4,452)	(871)	30,327	1,757	(11,842)	93,516
Comprehensive income	-	-	-	-	-	3,016	360	-	3,376
Issuance of common stock for exercise of stock options	1,169	-	-	-	-	-	-	-	-
Cash dividends paid ($0.14 per share)	-	-	-	-	-	(820)	-	-	(820)
Common stock repurchased	(832,273)	-	-	-	-	-	-	(10,410)	(10,410)
Stock-based compensation	-	-	330	-	596	-	-	-	926
Tax benefit from Equity Incentive Plan vesting	-	-	42	-	-	-	-	-	42
Forfeiture of restricted stock	-	-	-	-	50	(50)			-
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	106	424	-	-	-	-	530
Balance at June 30, 2012	5,968,395	80	78,995	(4,028)	(225)	32,473	2,117	(22,252)	87,160
Comprehensive income	-	-	-	-	-	2,974	(1,771)	-	1,203
Issuance of common stock for exercise of stock options	31,428	-	343	-	-	-	-	-	343
Cash dividends paid ($0.18 per share)	-	-	-	-	-	(997)	-	-	(997)
Common stock repurchased	(370,724)	-	-	-	-	-	-	(5,271)	(5,271)
Stock-based compensation	-	-	294	-	209	-	-	-	503
Tax benefit from Equity Incentive Plan vesting	-	-	105	-	-	-	-	-	105
ESOP shares allocated or committed to be allocated (42,399 shares)	-	-	189	424	-	-	-	-	613
Balance at June 30, 2013	5,629,099	$80	$79,926	$(3,604)	$(16)	$34,450	$346	$(27,523)	$83,659

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income	$2,974	$3,016	$1,314
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	675	425	1,900
Changes in fair value of mortgage servicing rights	161	(159)	(155)
Net amortization of securities	783	199	181
Depreciation and amortization	734	764	776
Impairment loss on securities	-	-	58
Loss (gain) on sales or calls of securities, net	(114)	(19)	19
Loans originated for sale	(31,285)	(23,073)	(18,971)
Proceeds from loan sales	31,848	23,171	19,956
Gain on sales of loans, net	(910)	(625)	(452)
Write-down of other real estate owned	-	93	17
Realized gain on sale of other real estate owned	(38)	(52)	(15)
Increase in cash surrender value of bank-owned
life insurance	(529)	(470)	(410)
Deferred tax provision (benefit)	(179)	1,296	(1,385)
Employee Stock Ownership Plan expense	613	530	484
Stock-based compensation	503	926	1,031
Tax benefit from Equity Incentive Plan vesting	(105)	(42)	(46)
Net change in:
Accrued interest receivable	39	(134)	210
Other assets	1,031	(461)	1,014
Accrued expenses and other liabilities	539	(893)	2,025
Net cash provided by operating activities	6,740	4,492	7,551

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	3,189	1,308	902
Maturities and calls	178	1,000	29,818
Principal payments	45,899	29,766	31,374
Purchases	(47,588)	(63,620)	(63,105)
Purchase of loans	(6,576)	(8,390)	-
Loan (originations), net of principal payments	(38,559)	(1,578)	12,242
Proceeds from sale of other real estate owned	1,100	304	409
Purchase of bank-owned life insurance	(222)	(5,000)	-
(Purchase) redemption of Federal Home Loan Bank stock	(133)	274	-
Purchase of premises and equipment	(585)	(514)	(1,088)
Net cash (used) provided by investing activities	(43,297)	(46,450)	10,552

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	39,966	17,577	(2,805)
Net change in securities sold under agreements to repurchase	(7,315)	82	427
Net change in short-term borrowings	1,500	3,000	-
Proceeds from issuance of long-term debt	28,135	35,411	782
Repayment of long-term debt	(22,304)	(6,228)	(11,500)
Net change in mortgagors' escrow accounts	90	80	81
Tax benefit from Equity Incentive Plan vesting	105	42	46
Issuance of common stock for exercise of stock options	343	-	1
Repurchase of common stock	(5,271)	(10,410)	(3,253)
Payment of dividends on common stock	(997)	(820)	(768)
Net cash provided (used) by financing activities	34,252	38,734	(16,989)

Net change in cash and cash equivalents	(2,305)	(3,224)	1,114

Cash and cash equivalents at beginning of year	27,923	31,147	30,033

Cash and cash equivalents at end of year	$25,618	$27,923	$31,147

Supplemental cash flow information:
Interest paid on deposits	$3,664	$4,197	$5,569
Interest paid on borrowings	1,832	1,597	2,093
Income taxes paid	960	284	675
Change in due to broker	-	-	2,016
Transfers from loans to other real estate owned	413	907	764

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts-chartered stock savings bank. The Company contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the Employee Stock Ownership Plan (“ESOP”) to allow it to purchase shares of the Company’s common stock. The Bank has three wholly-owned subsidiaries: Hampden Investment Corporation and Hampden Investment Corporation II, which engage in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency which is inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the allowance for loan losses, other-than-temporary impairment losses, and the valuation of deferred tax assets, are material estimates that are particularly susceptible to significant change in the near term.

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

Reclassification

Amounts in prior years consolidated financial statements are reclassified where necessary to conform to the current year presentation.

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

Other-Than-Temporary Impairment

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized impairment losses. Impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income, net of applicable taxes.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLB"), is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of the Bank’s outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2013, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value in the aggregate, as determined by outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. As of June 30, 2013 and 2012, the Company had no material derivative loan commitments.

Loans

The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in Hampden and Hampshire County, Massachusetts and surrounding communities. The ability of the Company's debtors to honor their contracts is dependent upon the local real estate market and economy.

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2013.

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

Bank-Owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of net income and are not subject to income taxes.

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

The Company has no material uncertain tax positions as of June 30, 2013 or 2012.

The Company records interest and penalties as part of income tax expense. No interest and penalties were recorded for the years ended June 30, 2013, 2012 and 2011.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,
	2013	2012
	(In Thousands)
Net unrealized gains on available-for-sale securities	$541	$3,313
Tax effects	(195)	(1,196)
Net-of-tax amount	$346	$2,117

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

Earnings per common share have been computed based upon the following:

	Years Ended June 30,
	2013	2012	2011

Net income available to common stock (in thousands)	$2,974	$3,016	$1,314

Average number of shares issued	7,970,174	7,950,748	7,949,950
Less: average unallocated ESOP shares	(383,264)	(425,660)	(468,056)
Less: average treasury stock	(2,142,150)	(1,631,852)	(1,077,964)
Less: average unvested restricted stock awards	(29,909)	(86,259)	(156,492)
Average number of basic shares outstanding	5,414,851	5,806,977	6,247,438

Plus: dilutive unvested restricted stock awards	20,942	37,545	129,162
Plus: dilutive stock option shares	112,358	44,069	15,598
Average number of diluted shares outstanding	5,548,151	5,888,591	6,392,198

Basic earnings per share	$0.55	$0.52	$0.21
Diluted earnings per share	$0.54	$0.51	$0.21

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

In February 2013, the FASB issued ASU No. 2013-02 related to disclosure of amounts reclassified out of other accumulated comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. This guidance will be effective for the Company on July 1, 2013 and will not have a material impact on the Company’s consolidated financial statements.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2013 and 2012, these reserve balances amounted to $6.4 million and $5.0 million, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$395	$-	$-	$395
Corporate bonds	3,036	40	-	3,076
Residential mortgage-backed securities:
Agency	132,498	1,916	(1,426)	132,988
Non-agency	2,209	10	(16)	2,203
Total debt securities	138,138	1,966	(1,442)	138,662
Marketable equity securities	51	17	-	68
Total securities available for sale	$138,189	$1,983	$(1,442)	$138,730

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Corporate bonds	$6,134	$10	$(8)	$6,136
Residential mortgage-backed securities:
Agency	130,157	3,419	(33)	133,543
Non-agency	4,196	53	(131)	4,118
Total debt securities	140,487	3,482	(172)	143,797
Marketable equity securities	51	3	-	54
Total securities available for sale	$140,538	$3,485	$(172)	$143,851

Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2013 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$239	$239
After 1 year but within 5 years	3,192	3,232
Total bonds and obligations	3,431	3,471
Residential mortgage-backed securities:
Agency	132,498	132,988
Non-agency	2,209	2,203
Total debt securities	$138,138	$138,662

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

For the years ended June 30, 2013, 2012 and 2011, proceeds from sales of securities available for sale amounted to $3.2 million, $1.3 million and $902,000, respectively. For the same periods, gross realized gains amounted to $114,000, $19,000 and $62,000, respectively, and gross realized losses amounted to $0, $0 and $81,000, respectively. The tax provision (benefit) applicable to the net realized gains and losses amounted to $42,000, $6,000 and ($6,000), respectively.

There was no impairment charge recognized for the years ended June 30, 2013 and 2012. The Company recorded a loss of $58,000 for four marketable equity securities that the Company considered to represent OTTI for the year ended June 30, 2011.

Information pertaining to securities with gross unrealized losses at June 30, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2013:
Residential mortgage-backed securities:
Agency	$1,337	$68,456	$89	$6,142	$1,426	$74,598
Non-agency	5	330	11	1,047	16	1,377
	$1,342	$68,786	$100	$7,189	$1,442	$75,975

June 30, 2012:
Corporate bonds	$8	$2,024	$-	$-	$8	$2,024
Residential mortgage-backed securities:
Agency	25	8,435	8	409	33	8,844
Non-agency	-	-	131	2,066	131	2,066
	$33	$10,459	$139	$2,475	$172	$12,934

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At June 30, 2013, fifty debt securities had unrealized losses with aggregate depreciation of 1.86% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. The unrealized losses in residential mortgage-backed securities were primarily caused by interest rate changes. As management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At June 30, 2013, ten securities issued by private mortgage originators had unrealized losses. Such securities had an amortized cost of $1.4 million and a fair value of $1.4 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement. These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement. Based on this review, management determined that no OTTI existed as of June 30, 2013.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LOAN SERVICING

In the ordinary course of business, the Company sells real estate loans in the secondary market. The Company retains servicing on loans sold and earns servicing fees of .25% per annum based on the monthly outstanding balances of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold. Calculation of the fair value of mortgage servicing assets is based on Service Release Premium (“SRP”) rates for conforming fixed rate mortgages obtained from correspondent lenders.  SRP rates vary based on the outstanding balances of the mortgages and are periodically adjusted based on mortgage prepayments and market conditions.

The changes in servicing assets measured using fair value are as follows:

	Years Ended June 30,
	2013	2012
	(In Thousands)
Fair value at the beginning of year	$445	$445
Capitalized servicing assets	48	159
Changes in fair value	161	(159)
Fair value at end of year	$654	$445

The unpaid principal balance of mortgages serviced for others was $67.7 million and $61.0 million at June 30, 2013 and June 30, 2012, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2013, 2012, and 2011, amounts recognized for loan servicing fees amounted to $346,000, $239,000, and $237,000, respectively, which are included in other non-interest income in the consolidated statement of net income.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS

A summary of the balances of loans follows:

	June 30,
	2013	2012
	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$107,617	$112,294
Commercial	167,381	152,965
Home equity:
First lien	36,093	31,609
Second lien	42,328	41,374
Construction:
Residential	3,736	4,149
Commercial	21,237	2,404
Total mortgage loans on real estate	378,392	344,795

Other loans:
Commercial	43,566	35,567
Consumer:
Manufactured homes	21,716	21,169
Automobile and other secured loans	7,682	6,385
Other	1,679	769
Total other loans	74,643	63,890
Total loans	453,035	408,685

Net deferred loan costs	2,726	2,807
Allowance for loan losses	(5,414)	(5,148)
Total loans, net	$450,347	$406,344

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2013 and June 30, 2012, the Company was servicing loans for participants aggregating $35.0 million and $28.4 million, respectively.

During fiscal years 2013 and 2012, the Company purchased automobile loans and manufactured home loans aggregating $6.6 million and $8.4 million, respectively.

Residential and home equity loans are subject to a blanket lien securing FHLB advances. See Note 9.

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

The following tables present the Company’s loans by risk rating at June 30, 2013 and 2012:

June 30, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$105,529	$153,513	$36,093	$41,963	$3,736	$21,237
Loans rated 6	835	7,624	-	-	-	-
Loans rated 7	686	6,244	-	115	-	-
Loans rated 8	567	-	-	250	-	-
Loans rated 9	-	-	-	-	-	-
	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$36,827	$21,398	$7,682	$1,678	$429,656
Loans rated 6	994	146	-	-	9,599
Loans rated 7	5,745	36	-	1	12,827
Loans rated 8	-	136	-	-	953
Loans rated 9	-	-	-	-	-
	$43,566	$21,716	$7,682	$1,679	$453,035

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

The results of the Company’s quarterly process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee (the “Committee”). All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan losses calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The Company had two new TDR loan relationships in the year ended June 30, 2013. One loan relationship consists of a commercial real estate loan with a pre-modification balance totaling $528,000 and post-modification balance totaling $551,000. An impairment amount of $13,000 was calculated from the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company capitalized the interest and expenses and restructured the payments for this loan. The second new TDR loan relationship is a commercial loan with a pre-modification and post-modification balance totaling $1.0 million.  The restructure did not result in any impairment from the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company restructured the payments for this loan. As of June 30, 2013, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

The Company had two new TDR loan relationships in the year ended June 30, 2012. One loan relationship consists of a home equity loan and a one-to-four family residential loan with pre-modification balances aggregating $225,000 and post-modification balances aggregating $232,000. The Company capitalized the interest and expenses and restructured the payments for these loans. The restructure did not result in any impairment from the present value of expected future cash flows discounted at the loan’s effective interest rate. The second was a commercial loan totaling $686,000 where the maturity date was extended by two years and a small impairment amount was calculated from the present value of expected future cash flows discounted at the loan’s effective interest rate. One TDR loan relationship that was restructured as of June 30, 2011 had payment defaults during the year ended June 30, 2012. This loan relationship included four loans comprised of two one-to-four family residential loans totaling $199,000, one home equity loan totaling $26,000, and one commercial real estate loan totaling $170,000 as of June 30, 2012.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of past due and non-accrual loans:

			90 Days
	30-59 Days	60-89 Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
June 30, 2013	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$642	$-	$1,013	$1,655	$1,405
Commercial	148	-	-	148	148
Home equity:
First lien	-	-	-	-	-
Second lien	180	29	268	477	335
Commercial	16	75	1,984	2,075	1,988
Consumer:
Manufactured homes	115	-	103	218	103
Automobile and other secured loans	18	-	-	18	-
Other	1	-	-	1	-
Total	$1,120	$104	$3,368	$4,592	$3,979

June 30, 2012
Mortgage loans on real estate:
1-4 family residential	$930	$275	$878	$2,083	$1,266
Commercial	-	-	-	-	218
Home equity:
First lien	39	114	-	153	-
Second lien	134	-	-	134	68
Commercial	25	-	556	581	597
Consumer:
Manufactured homes	183	122	133	438	133
Automobile and other secured loans	8	-	-	8	-
Other	4	-	-	4	-
Total	$1,323	$511	$1,567	$3,401	$2,282

At June 30, 2013 and 2012 there were no loans past due 90 days or more and still accruing.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of impaired loans:

	June 30, 2013			June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)			(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,405	$1,676	$-	$1,269	$1,493	$-
Commercial	5,962	5,962	-	3,090	3,150	-
Home equity:
Second lien	335	335	-	69	69	-
Other loans:
Commercial	4,408	4,415	-	3,345	4,853	-
Manufactured Homes	103	103	-	133	133	-
Total	12,213	12,491	-	7,906	9,698	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	2,208	2,208	32	8,484	8,484	221
Other loans:
Commercial	533	533	-	686	686	1
Total	2,741	2,741	32	9,170	9,170	222
Total impaired loans	$14,954	$15,232	$32	$17,076	$18,868	$222

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

At June 30, 2013, the Company has five impaired loans that had $496,000 committed to be advanced.  Information pertaining to impaired loans for the years ended June 30, 2013, 2012 and 2011 are as follows:

	Year Ended June 30, 2013			Year Ended June 30, 2012			Year Ended June 30, 2011
	Average	Interest Income		Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
Mortgage loans on real estate:	(In Thousands)
1-4 family residential	$1,506	$69	$69	$1,789	$89	$89	$1,995	$124	$124
Commercial	10,795	682	682	10,482	701	685	9,332	952	907
Home equity:
First lien	34	2	2	-	-	-	36	-	-
Second lien	238	11	7	253	4	4	257	12	12
Construction:
Residential	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	232	15	15	579	21	20
Commercial	4,294	138	138	4,606	226	226	5,693	358	350
Consumer:
Manufactured homes	131	11	-	104	-	1	14	5	5
Automobile and other secured loans	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total loans	$16,998	$913	$898	$17,466	$1,035	$1,020	$17,906	$1,472	$1,418

Information pertaining to the allowance for loan losses for the years ended June 30, 2013, 2012 and 2011 are as follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Balance at June 30, 2010	$1,175	$2,267	$165	$331	$60	$-	$2,264	$-	$-	$52	$6,314
Charge-offs	(147)	(2,000)	(13)	(65)	-	-	(530)	-	-	(16)	(2,771)
Recoveries	8	-	-	-	-	-	21	-	-	1	30
Provision (credit)	(143)	2,655	44	55	(27)	32	(735)	-	-	19	1,900
Balance at June 30, 2011	893	2,922	196	321	33	32	1,020	-	-	56	5,473
Charge-offs	(391)	(166)	(69)	-	-	-	(213)	-	-	(20)	(859)
Recoveries	71	16	5	-	-	-	11	-	-	6	109
Provision (credit)	292	(412)	74	(41)	5	(12)	151	375	25	(32)	425
Balance at June 30, 2012	865	2,360	206	280	38	20	969	375	25	10	5,148
Charge-offs	(185)	(207)	-	(70)	-	-	-	-	(53)	(29)	(544)
Recoveries	8	-	4	-	-	-	104	-	12	7	135
Provision (credit)	74	62	23	92	(5)	295	(8)	57	50	35	675
Balance at June 30, 2013	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Concluded)

Information pertaining to the allowance for loan losses and recorded investment in loans for the years ended June 30, 2013, 2012 and 2011 are as follows:

	At June 30, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Individually evaluated for impairment	$-	$32	$-	$-	$-	$-	$-	$-	$-	$-	$32
Collectively evaluated for impairment	762	2,183	233	302	33	315	1,065	432	34	23	5,382
Total allowance for loan losses	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Loans:
Individually evaluated for impairment	$1,405	$8,170	$-	$335	$-	$-	$4,941	$103	$-	$-	$14,954
Collectively evaluated for impairment	106,212	159,211	36,093	41,993	3,736	21,237	38,625	21,613	7,682	1,679	438,081
Total loans	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237	$43,566	$21,716	$7,682	$1,679	$453,035

	At June 30, 2012
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Individually evaluated for impairment	$-	$221	$-	$-	$-	$-	$1	$-	$-	$-	$222
Collectively evaluated for impairment	865	2,139	206	280	38	20	968	375	25	10	4,926
Total allowance for loan losses	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Loans:
Individually evaluated for impairment	$1,269	$11,574	$-	$69	$-	$-	$4,031	$133	$-	$-	$17,076
Collectively evaluated for impairment	111,025	141,391	31,609	41,305	4,149	2,404	31,536	21,036	6,385	769	391,609
Total loans	$112,294	$152,965	$31,609	$41,374	$4,149	$2,404	$35,567	$21,169	$6,385	$769	$408,685

	At June 30, 2011
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Individually evaluated for impairment	$284	$290	$-	$-	$-	$-	$21	$-	$-	$-	$595
Collectively evaluated for impairment	609	2,632	196	321	33	32	999	-	-	56	4,878
Total allowance for loan losses	$893	$2,922	$196	$321	$33	$32	$1,020	$-	$-	$56	$5,473
Loans:
Individually evaluated for impairment	$2,634	$12,245	$42	$406	$-	$310	$4,914	$68	$-	$-	$20,619
Collectively evaluated for impairment	118,828	139,150	22,050	40,477	3,635	1,320	30,825	20,005	2,270	1,399	379,959
Total loans	$121,462	$151,395	$22,092	$40,883	$3,635	$1,630	$35,739	$20,073	$2,270	$1,399	$400,578

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2013	2012	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$763	$763
Buildings and improvements	5,616	5,606	5 - 39 Years
Leasehold improvements	2,811	2,728	5 - 10 Years
Equipment	3,723	5,191	3 - 10 Years
	12,913	14,288
Accumulated depreciation and amortization	(7,903)	(9,129)
	$5,010	$5,159

Depreciation and amortization expense for the years ended June 30, 2013, 2012 and 2011 amounted to $734,000, $764,000 and $776,000, respectively.

7. DEPOSITS

A summary of deposit balances by type is as follows:

	At June 30,
	2013	2012
	(In Thousands)

Demand	$74,081	$60,108
NOW	46,220	43,579
Regular and other savings	104,893	97,095
Money market deposits	84,277	56,194
Total non-certificate accounts	309,471	256,976
Term certificates less than $100,000	67,398	73,921
Term certificates of $100,000 and greater	97,929	103,935
Total certificate accounts	165,327	177,856
Total deposits	$474,798	$434,832

At June 30, 2013, the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2014	$87,443
2015	38,011
2016	21,775
2017	13,473
2018	4,625
$165,327

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed from customers on an overnight basis that are secured by securities. At June 30, 2013, there were no repurchase agreements.  At June 30, 2012, repurchase agreements outstanding amounted to $7.3 million, with a weighted average interest rate of 0.10%. At June 30, 2012, securities with an amortized cost of $12.8 million and a fair value of $13.3 million were pledged to secure repurchase agreements.

9. SHORT-TERM BORROWINGS

Short-term borrowings consist of FHLB advances with an original maturity within one year at a weighted average rate of 0.37% and 1.23%, at June 30, 2013 and 2012, respectively. The Company had $4.5 million and $3.0 million in short-term borrowings at June 30, 2013 and 2012, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage and first lien fixed rate home equity loans on owner-occupied residential property and investments held at Hampden Investment Corporation.

At June 30, 2013 and 2012, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $10.0 million and $7.4 million at June 30, 2013, respectively, of which there were no amounts outstanding. As of June 30, 2013, the investments pledged for collateral with the Federal Reserve Bank of Boston had a market value of $13.4 million.

10.    LONG-TERM DEBT

A summary of outstanding fixed rate advances from the FHLB at June 30, 2013 and 2012 is as follows:

	Amount		Weighted Average Rate
	2013	2012	2013	2012
	(In Thousands)
Advances maturing in the years ending June 30,
*2014	$3,754	$-	1.45%	-%
*2015	6,053	5,311	0.85	3.96
2016	28,800	12,300	1.47	1.79
2017	25,000	28,800	1.95	1.47
2018	18,885	22,000	2.09	2.03
2019	-	8,250	-	2.85
Total FHLB advances	$82,492	$76,661	1.71%	1.98%

* At June 30, 2013, includes amortizing advances aggregating $2.9 million requiring combined monthly principal and interest payments of $22,000.

Certain FHLB advances are callable in the amount of $6.0 million commencing in fiscal 2013. These advances have maturity dates in fiscal year 2017 and 2018.

In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Current tax provision:
Federal	$1,564	$452	$1,534
State	392	35	410
	1,956	487	1,944

Deferred tax provision (benefit):
Federal	610	1,019	(955)
State	(54)	252	(330)
	556	1,271	(1,285)
Change in valuation allowance	(735)	25	(100)
	(179)	1,296	(1,385)
Total tax provision	$1,777	$1,783	$559

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2013	2012	2011
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.7	3.9	2.8
Dividends received deduction	-	-	(0.2)
Tax Exempt Income	(0.6)	(0.6)	(0.3)
Bank-owned life insurance	(3.8)	(3.2)	(7.0)
Change in valuation allowance assumptions, net of carryover expiration	0.7	0.5	(5.3)
Stock options	1.3	1.8	4.4
Other, net	1.1	0.8	1.4
Effective income tax rate	37.4%	37.2%	29.8%

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	June 30,
	2013	2012
	(In Thousands)
Deferred tax assets:
Federal	$4,297	$4,947
State	1,257	1,207
	5,554	6,154
Valuation reserve	-	(735)
	5,554	5,419
Deferred tax liabilities:
Federal	(786)	(1,731)
State	(184)	(286)
	(970)	(2,017)
Net deferred tax asset	$4,584	$3,402

 The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2013	2012
	(In Thousands)
Non-accrued interest income	$64	$76
Net unrealized gain on securities available for sale	(195)	(1,196)
Depreciation	547	449
Mortgage servicing rights	(261)	(178)
Allowance for loan losses	2,261	2,076
Employee benefit plans	2,234	2,403
Charitable contribution carryover	-	797
Other-than-temporary impairment of securities	91	327
Other, net	(157)	(617)
Valuation allowance for charitable contribution carryover	-	(735)
Net deferred tax asset	$4,584	$3,402

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

In fiscal 2013, the Company eliminated its valuation allowance against the deferred tax asset related to its charitable contribution carryforward as it expired. There was a charge of $35,000 to income tax expense as a result of the expiration. In fiscal 2012, the Company increased by $25,000 its valuation allowance against the deferred tax asset related to its charitable contribution carryforward. In fiscal 2011, the Company decreased the valuation allowance by $100,000. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million that expired on October 31, 2012. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion.

As of June 30, 2013, management believes it is more likely than not that the net deferred tax assets will be realizable through future earnings and future reversals of existing taxable temporary differences.

The federal income tax reserve for loan losses at the Company's base year amounted to $2.2 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserves solely to absorb loan losses, a deferred income tax liability of $887,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under applicable statutes of limitation by the Internal Revenue Service for the years ended October 31, 2009 through 2012. The years open to examination by state taxing authorities vary by jurisdiction, however, no years prior to October 31, 2009 are open.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Continued)

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2013	2012
	(In Thousands)
Commitments to grant loans	$63,607	$22,543
Unadvanced funds on home equity lines-of-credit	34,498	32,679
Unadvanced funds on personal lines-of-credit	1,852	1,894
Unadvanced funds on commercial lines-of-credit	29,882	31,764
Unadvanced funds on construction loans	25,164	6,686
Unadvanced funds due mortgagors	26	65
Standby letters of credit	548	640

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash, business assets, or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of the liability related to guarantees at June 30, 2013 and 2012 is not material.

Operating Leases

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2013, pertaining to premises and equipment, future minimum rent commitments under various operating leases for the years ending June 30, 2014 through 2018 and thereafter amounted to $325,000, $335,000, $329,000, $294,000, $251,000, and $1,818,000.

The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $378,000, $324,000 and $302,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (Concluded)

Employment and change-of-control agreements

         The Company entered into an employment agreement with the Company’s Chief Executive Officer and President in October 2012. The employment agreement provides for an annual base salary, subject to increase, and certain other benefits. It also guarantees customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of the agreement is three years. The term automatically extends at the conclusion of the initial term for a successive term of twelve months, unless notice not to renew is given by either party, or unless the agreement is earlier terminated by the parties. Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer. Our employment agreement also provides certain termination and change in control benefits and payments. Under the agreement, if within the period ending two years after a change in control as defined in the agreement, Hampden Bank or Hampden Bancorp terminates the Executive without “cause” or the Executive resigns with “good reason”, as defined in the agreements, the Company’s Chief Executive Officer and President would be entitled to a severance payment equal to two times the average of his annual compensation for the five preceding taxable years.

The Company entered into change-in-control agreements with certain other officers in November 2012. Depending on the officer, the change-in-control agreements provide for a severance payment equal to either one (1) or two (2) times the individual’s average annual compensation for the five most recent taxable years.  The initial term of each agreement is two years. The terms of each change-in-control agreement may be extended by the Board of Directors of Hampden Bank for an additional year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013 and 2012, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2013:

Total capital (to risk weighted assets):
Consolidated	$88,670	19.1%	$37,077	8.0%	N/A	N/A
Bank	80,350	17.5	36,788	8.0	$45,985	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	83,248	18.0	18,538	4.0	N/A	N/A
Bank	74,928	16.3	18,394	4.0	27,591	6.0

Tier 1 capital (to average assets):
Consolidated	83,248	12.7	26,240	4.0	N/A	N/A
Bank	74,928	11.6	25,827	4.0	32,284	5.0

As of June 30, 2012:

Total capital (to risk weighted assets):
Consolidated	$90,146	21.2%	$33,961	8.0%	N/A	N/A
Bank	80,032	19.0	33,649	8.0	$42,061	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,998	20.0	16,981	4.0	N/A	N/A
Bank	74,884	17.8	16,825	4.0	25,237	6.0

Tier 1 capital (to average assets):
Consolidated	84,998	13.9	24,433	4.0	N/A	N/A
Bank	74,884	12.3	24,329	4.0	30,411	5.0

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

         A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2013
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$83,659	$83,659
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(8,320)
Accumulated gains on securities available for sale, net of tax	(346)	(346)
Mortgage servicing rights	(65)	(65)
Total Tier 1 capital	83,248	74,928
Adjustments for total capital:
Unrealized gains on securities available for sale	8	8
Allowance for loan losses	5,414	5,414
Total capital per regulatory reporting	$88,670	$80,350

	June 30, 2012
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$87,160	$87,160
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	(10,115)
Accumulated gains on securities available for sale, net of tax	(2,117)	(2,116)
Mortgage servicing rights	(45)	(45)
Total Tier 1 capital	84,998	74,884
Adjustments for total capital:
Allowance for loan losses	5,148	5,148
Total capital per regulatory reporting	$90,146	$80,032

14. EMPLOYEE BENEFIT PLANS

401(k) plan

The Company provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2013, 2012 and 2011 amounted to $268,000, $220,000 and $232,000, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

Supplemental retirement benefits

        The Company has entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the years ended June 30, 2013, 2012 and 2011 amounted to $306,000, $382,000 and $429,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $3.3 million and $3.0 million at June 30, 2013 and 2012, respectively.

        In addition, the Company has entered into endorsement split dollar life insurance agreement with one officer in connection with supplemental retirement benefits whereby the Company has agreed to pay the insurance premium currently and post-retirement on the policy purchased for and owned by the officer.

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

 At June 30, 2013, the principal balance on the ESOP debt is payable over the years ending June 30, 2014 to 2018 and thereafter in the amount of $369,000, $399,000, $432,000, $467,000, $506,000, and $2.5 million, respectively.

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

         Shares held by the ESOP include the following:

	June 30,
	2013	2012	2011
Allocated	232,721	199,907	163,146
Committed to be allocated	21,200	21,200	21,200
Unallocated	360,397	402,796	445,195
	614,318	623,903	629,541

Total compensation expense for the years ended June 30, 2013, 2012 and 2011 was $613,000, $530,000 and $484,000, respectively. The total fair value of the unallocated shares as of June 30, 2013, 2012 and 2011 was $5.4 million, $5.2 million and $5.9 million, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. For the options that were awarded on April 29, 2008, the vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its former chief executive officer vest over four years from date of grant at 25% per year. At June 30, 2013, all of these options were fully vested. During the year ended June 30, 2013, 35,000 stock options with an exercise price of $12.51 per share were awarded to employees. For the options that were awarded in fiscal year 2013, the vesting period is five years from date of grant. During the year ended June 30, 2012, 15,000 stock options with an exercise price of $12.09 per share were awarded to an employee. For the options that were awarded in fiscal year 2012, the vesting period is four years from date of grant. There are 198,987 stock options that are available to be granted as of June 30, 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted During The Year Ended June 30, 2012
Fair Value	$3.34
Expected dividends	1.26%
Expected term (years)	6.50
Expected volatility	27.97%
Risk-free interest rate	1.75%

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY INCENTIVE PLAN (Concluded)

A summary of options under the Plan for the year ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at June 30, 2012	556,700	$10.92
Granted	35,000	12.51
Exercised	(31,428)	10.90
Outstanding at June 30, 2013	560,272	$11.02	5.2
Options exerciseable	510,265	$10.85	5.0

Share-based compensation expense applicable to stock options was $256,000, $330,000 and $452,000 for the years ended June 30, 2013, 2012 and 2011, respectively, and the recognized tax benefit related to this expense was $63,000, $84,000 and $82,000, respectively. As of June 30, 2013, unrecognized stock-based compensation expense related to nonvested options amounted to $81,000. This amount is expected to be recognized over a weighted average period of 4.0 years.  The intrinsic value of all stock options outstanding and exercisable at June 30, 2013 was $1,619,000 and $1,454,000, respectively. The intrinsic value of stock options that were exercised in fiscal 2013 was $89,787.

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% - 25% per year. During the year ended June 30, 2013, 3,000 shares of restricted stock were awarded with a grant date fair value of $12.51 per share that vest over a five year period.  The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation expense related to restricted stock awards of $247,000, $596,000 and $579,000 for the years ended June 30, 2013, 2012 and 2011, respectively. The tax benefit related to the vesting of restricted stock awards was $0, $0 and $46,000 for the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, there was $16,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 4.1 years.

A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares
Balance at June 30, 2012	47,096
Granted	3,000
Vested	(47,096)
Balance at June 30, 2013	3,000

The aggregate fair value of the stock awards that vested in fiscal 2013 was $781,794.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Concluded)

At June 30, 2013, the Bank’s retained earnings available for the payment of dividends was $40.5 million. At June 30, 2013, $34.8 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7.5 million.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In 2007, as part of the conversion to a stock company, the Company established a liquidation account in an amount equal to the net worth of the Bank as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the conversion. The amount of the liquidation account as of June 30, 2013 is $5.0 million, however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

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

Methods and assumptions for valuing the Company’s financial instruments are set forth below. Estimated fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction costs.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2013 and 2012 was not material.

 The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013	(Dollars in thousands)
Debt securities	$-	$138,662	$-	$138,662
Marketable equity securities	68	-	-	68
Mortgage servicing rights	-	-	654	654
Total assets at fair value	$68	$138,662	$654	$139,384

June 30, 2012
Debt securities	$-	$143,797	$-	$143,797
Marketable equity securities	54	-	-	54
Mortgage servicing rights	-	-	445	445
Total assets at fair value	$54	$143,797	$445	$144,296

The table below presents, for the years ended June 30, 2013 and 2012, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights
(In Thousands)
Balance as of July 1, 2011	$445
Total realized and unrealized losses included in net income	(159)
Capitalized servicing assets	159
Balance as of June 30, 2012	445
Total realized and unrealized gains included in net income	161
Capitalized servicing assets	48
Balance as of June 30, 2013	$654

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the carrying value of the related individual assets as of June 30, 2013 and 2012 all classified in Level 3 fair value hierarchy:

	June 30, 2013	June 30, 2012
	(In thousands)
Impaired loans	$292	$1,055
Other real estate owned	1,221	1,826
Total assets	$1,513	$2,881

During the years ended June 30, 2013 and 2012 there were no transfers from levels 1, 2, or 3.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the current tax assessed value, discounted by 20%. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. The Company had a $103,000 loss on impaired loans for the year ended June 30, 2013 compared to a $121,000 loss and a gain of $726,000 for years ended June 30, 2012 and 2011, respectively. Any resulting losses are recognized in earnings through the provision for loan losses. The Company charges off any collateral shortfall on collaterally dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had no loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2013. The Company had a $362,000 loss on OREO, for the year ended June 30, 2012. The Company had a $173,000 loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2011.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	Carrying	Fair Value
June 30, 2013	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,618	$25,618	$-	$-	$25,618
Securities available for sale	138,730	68	138,662	-	138,730
Federal Home Loan Bank stock	5,092	-	-	5,092	5,092
Loans held for sale	1,274	-	-	1,274	1,274
Loans, net	450,347	-	-	459,018	459,018
Accrued interest receivable	1,636	-	-	1,636	1,636
Mortgage servicing rights (1)	654	-	-	654	654

Financial liabilities:
Deposits	474,798	-	-	477,059	477,059
Short-term borrowings	4,500	-	4,539	-	4,539
Long-term debt	82,492	-	82,527	-	82,527
Mortgagors' escrow accounts	1,100	-	-	1,100	1,100

(1) Included in other assets.

June 30, 2012
Financial assets:
Cash and cash equivalents	$27,923	$27,923	$-	$-	$27,923
Securities available for sale	143,851	54	143,797	-	143,851
Federal Home Loan Bank stock	4,959	-	-	4,959	4,959
Loans held for sale	927	-	-	927	927
Loans, net	406,344	-	-	425,782	425,782
Accrued interest receivable	1,675	-	-	1,675	1,675
Mortgage servicing rights (1)	445	-	-	445	445

Financial liabilities:
Deposits	434,832	-	-	437,725	437,725
Securities sold under agreements to repurchase	7,315	-	-	7,315	7,315
Short-term borrowings	3,000	-	3,000	-	3,000
Long-term debt	76,661	-	78,220	-	78,220
Mortgagors' escrow accounts	1,010	-	-	1,010	1,010

(1) Included in other assets.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial information pertaining only to the parent company, Hampden Bancorp, Inc., is as follows:

BALANCE SHEETS

	June 30,
	2013	2012
	(In Thousands)
Assets
Cash on hand	$967	$531
Short-term investments	65	2,904
Cash and cash equivalents	1,032	3,435

Securities available for sale, at fair value	-	15
Investment in common stock of Hampden Bank	75,339	77,046
Investment in common stock of Hampden LS, Inc.	1,762	1,521
Deferred tax asset	1,221	1,152
Other assets	4,305	3,991
	$83,659	$87,160

Liabilities and Stockholders' Equity
Stockholders' equity	$83,659	$87,160
	$83,659	$87,160

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Income:
Dividend income	$-	$-	$1
Interest on securities	-	30	102
Interest on cash and short-term investments	3	2	4
Non-interest income	-	18	7
Total income	3	50	114
Operating expenses	1,343	1,920	1,929
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,340)	(1,870)	(1,815)
Income tax benefit	(195)	(321)	(506)
Loss before equity in undistributed net income of subsidiaries	(1,145)	(1,549)	(1,309)
Equity in undistributed net income of Hampden Bank	3,878	4,320	2,366
Equity in undistributed net income of Hampden LS, Inc.	241	245	257
Net income	$2,974	$3,016	$1,314

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2013	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income	$2,974	$3,016	$1,314
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Dividends in excess of earnings of subsidiaries	-	3,000	-
Equity in undistributed net income of Hampden Bank	(3,878)	(4,320)	(2,366)
Equity in undistributed net income of Hampden LS, Inc.	(241)	(245)	(257)
Stock-based compensation	513	926	1,031
Deferred tax benefit	69	(30)	(153)
Net change in:
Accrued interest receivable	-	9	33
Other assets	(13)	16	(404)
Accrued expenses and other liabilities	940	1,168	(1,242)
Net cash provided (used) by operating activities	364	3,540	(2,044)

Cash flows from investing activities:
Activities in available-for-sale securities:
Sales	15	1,309	-
Maturities	-	1,933	7,862
Net cash provided by investing activities	15	3,242	7,862

Cash flows from financing activities:
Payment of loan from Hampden LS, Inc.	752	752	752
Common stock repurchased	(5,271)	(10,410)	(3,253)
Payment of dividends on common stock	997	(820)	(768)
Other, net	740	(742)	(753)
Net cash used by financing activities	(2,782)	(11,220)	(4,022)

Net increase (decrease) in cash and cash equivalents	(2,403)	(4,438)	1,796
Cash and cash equivalents at beginning of year	3,435	7,873	6,077
Cash and cash equivalents at end of year	$1,032	$3,435	$7,873

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended June 30, 2013 and 2012 were as follows:

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars In thousands, except per share amounts)
Interest and dividend income	$6,094	$5,924	$6,121	$6,209	$6,273	$6,206	$6,112	$6,242
Interest expense	1,317	1,346	1,414	1,408	1,421	1,368	1,391	1,584
Net interest income	4,777	4,578	4,707	4,801	4,852	4,838	4,721	4,658
Provision for loan losses	350	100	175	50	-	25	100	300
Non-interest income	986	1,177	1,072	966	909	748	762	821
Non-interest expense	4,448	4,346	4,381	4,464	4,224	4,167	4,329	4,364
Provision (benefit) for income taxes	347	485	453	492	628	517	360	279
Net income (loss)	$618	$824	$770	$761	$909	$877	$694	$536

Basic earnings per share	$0.12	$0.15	$0.14	$0.14	$0.16	$0.16	$0.12	$0.09
Diluted earnings per share	$0.11	$0.15	$0.14	$0.14	$0.16	$0.16	$0.12	$0.08

Weighted average shares outstanding:
Basic	5,372,849	5,389,400	5,401,349	5,495,803	6,222,026	6,197,596	6,187,615	6,382,519
Diluted	5,519,703	5,560,481	5,527,472	5,584,946	6,496,621	6,413,654	6,241,092	6,417,431

Quarterly data may not sum to annual data due to rounding.