Form 10-Q
period 2013-09-30
Hampden Bancorp, Inc.
filed 2013-11-13
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

As of November 8, 2013, there were 5,648,848 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	June 30,
	2013	2013
	(Unaudited)
Cash and due from banks	$11,496	$13,737
Federal funds sold and other short-term investments	24,178	11,881
Cash and cash equivalents	35,674	25,618

Securities available for sale, at fair value	139,112	138,730
Federal Home Loan Bank of Boston stock, at cost	6,761	5,092
Loans held for sale	853	1,274
Loans, net of allowance for loan losses of $5,477
at September 30, 2013 and $5,414 at June 30, 2013	481,236	450,347
Other real estate owned	1,205	1,221
Premises and equipment, net	4,882	5,010
Accrued interest receivable	1,645	1,636
Deferred tax asset, net	4,941	4,584
Bank-owned life insurance	17,086	16,956
Other assets	2,755	2,494
	$696,150	$652,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$485,669	$474,798
Short-term borrowings	15,000	4,500
Long-term debt	105,333	82,492
Mortgagors' escrow accounts	1,139	1,100
Accrued expenses and other liabilities	5,026	6,413
Total liabilities	612,167	569,303

Commitments and contingencies

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 8,020,607 issued
at September 30, 2013 and 7,982,976 issued at June 30, 2013; 5,648,848 outstanding at September 30, 2013 and 5,629,099 outstanding at June 30, 2013)	80	80
Additional paid-in-capital	80,161	79,926
Unearned compensation - ESOP (349,797 shares unallocated at September 30, 2013 and
360,397 shares unallocated at June 30, 2013)	(3,498)	(3,604)
Unearned compensation - equity incentive plan	(14)	(16)
Retained earnings	35,340	34,450
Accumulated other comprehensive income (loss)	(289)	346
Treasury stock, at cost (2,371,759 shares at September 30, 2013 and 2,353,877 shares at June 30, 2013)	(27,797)	(27,523)
Total stockholders' equity	83,983	83,659
	$696,150	$652,962

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,509	$5,456
Debt securities	623	742
Dividends	5	7
Federal funds sold and other short-term investments	12	4
Total interest and dividend income	6,149	6,209

Interest expense:
Deposits	801	958
Borrowings	460	450
Total interest expense	1,261	1,408

Net interest income	4,888	4,801
Provision for loan losses	100	50
Net interest income, after provision for loan losses	4,788	4,751

Non-interest income:
Customer service fees	570	516
Gain on sales of loans, net	86	195
Increase in cash surrender value of bank-owned life insurance	130	134
Other	317	121
Total non-interest income	1,103	966

Non-interest expense:
Salaries and employee benefits	2,221	2,480
Occupancy and equipment	463	448
Data processing services	202	239
Advertising	144	149
Net loss (gain) on other real estate owned	4	(12)
FDIC insurance assessment	97	80
Other general and administrative	874	1,080
Total non-interest expense	4,005	4,464

Income before income taxes	1,886	1,253

Income tax provision	679	492

Net income	$1,207	$761

Earnings per share :
Basic	$0.23	$0.14
Diluted	$0.22	$0.14

Weighted average shares outstanding :
Basic	5,274,900	5,495,803
Diluted	5,401,982	5,584,946

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Net income	$1,207	$761

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(992)	669
Tax effect	357	(263)
Other comprehensive income (loss), net-of-tax	(635)	406

Comprehensive income	$572	$1,167

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except share and per share data)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income	Stock	Total
	(Unaudited)
Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160
Comprehensive income	-	-	-	-	-	761	406	-	1,167
Cash dividends paid ($0.04 per share)	-	-	-	-	-	(239)	-	-	(239)
Common stock repurchased	(107,790)	-	-	-	-	-	-	(1,385)	(1,385)
Stock-based compensation	-	-	113	-	83	-	-	-	196
ESOP shares allocated or committed to be allocated (10,600 shares)	-	-	27	106	-	-	-	-	133

Balance at September 30, 2012	5,860,605	$80	$79,135	$(3,922)	$(142)	$32,995	$2,523	$(23,637)	$87,032

Balance at June 30, 2013	5,629,099	80	79,926	(3,604)	(16)	34,450	346	(27,523)	83,659
Comprehensive income	-	-	-	-	-	1,207	(635)	-	572
Issuance of common stock for exercise of stock options	37,631	-	163	-	-	-	-	-	163
Cash dividends paid ($0.06 per share)	-	-	-	-	-	(317)	-	-	(317)
Common stock repurchased	(17,882)	-	-	-	-	-	-	(274)	(274)
Stock-based compensation	-	-	9	-	2	-	-	-	11
Tax benefit from equity incentive plan vesting	-	-	1	-	-	-	-	-	1
ESOP shares allocated or committed to be allocated (10,600 shares)	-	-	62	106	-	-	-	-	168

Balance at September 30, 2013	5,648,848	$80	$80,161	$(3,498)	$(14)	$35,340	$(289)	$(27,797)	$83,983

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$1,207	$761
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	100	50
Changes in fair value of mortgage servicing rights	137	(42)
Net amortization of securities	143	177
Depreciation and amortization	186	177
Loans originated for sale	(6,581)	(5,874)
Proceeds from loan sales	7,088	6,106
Gain on sales of loans, net	(86)	(195)
Realized loss (gain) on sale of other real estate owned	4	(12)
Increase in cash surrender value of bank-owned
life insurance	(130)	(134)
Deferred tax benefit	-	(2)
ESOP expense	168	133
Stock-based compensation	11	196
Tax benefit from equity incentive plan vesting	1	-
Net change in:
Accrued interest receivable	(9)	9
Other assets	(261)	(143)
Accrued expenses and other liabilities	(1,524)	(378)
Net cash provided by operating activities	454	829

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	-	-
Principal payments	9,587	10,111
Purchases	(11,104)	(7,486)
Purchase of loans	(3,464)	(199)
Loan originations, net of principal payments	(27,540)	(13,759)
Purchase of Federal Home Loan Bank stock	(1,669)	(194)
Proceeds from sale of other real estate owned	27	335
Purchase of premises and equipment	(58)	(240)
Net cash used in investing activities	(34,221)	(11,432)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	10,871	18,075
Net change in repurchase agreements	-	(2,493)
Net change in short-term borrowings	10,500	7,000
Proceeds from issuance of long-term debt	28,554	17,720
Repayment of long-term debt	(5,714)	(9,635)
Net change in mortgagors' escrow accounts	39	38
Tax benefit from equity incentive plan vesting	1	-
Issuance of common stock for exercise of stock options	163	-
Repurchase of common stock	(274)	(1,385)
Payment of dividends on common stock	(317)	(239)
Net cash provided by financing activities	43,823	29,081

Net change in cash and cash equivalents	10,056	18,478

Cash and cash equivalents at beginning of period	25,618	27,923

Cash and cash equivalents at end of period	$35,674	$46,401

Supplemental cash flow information:
Interest paid on deposits	$801	$958
Interest paid on borrowings	228	214
Income taxes paid	1,210	650
Transfers from loans to other real estate owned	15	51

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2013 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2013 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 17, 2013.

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

2. Recent Accounting Pronouncements

        During the quarter ended September 30, 2013, the Company adopted the Financial Accounting Standards Board (“FASB”)  Accounting Standards Update (“ASU”) Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, related to disclosure of amounts reclassified out of other accumulated comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three month periods ended September 30, 2013 and 2012 have been computed as follows:

	Three Months Ended September 30,
	2013	2012

Net income applicable to common stock (in thousands)	$1,207	$761

Average number of shares issued	8,004,098	7,951,548
Less: average unallocated ESOP shares	(356,796)	(399,192)
Less: average treasury stock	(2,369,761)	(2,007,664)
Less: average unvested restricted stock awards	(2,641)	(48,889)
Average number of basic shares outstanding	5,274,900	5,495,803

Plus: dilutive unvested restricted stock awards	1,474	29,316
Plus: dilutive stock option shares	125,608	59,827

Average number of diluted shares outstanding	5,401,982	5,584,946

Basic earnings per share	$0.23	$0.14
Diluted earnings per share	$0.22	$0.14

4. Dividends

On August 6, 2013, the Company declared a cash dividend of $0.06 per common share which was paid on August 30, 2013 to stockholders of record as of the close of business on August 16, 2013.

On November 5, 2013, the Company declared a cash dividend of $0.06 per common share which is payable on November 29, 2013 to stockholders of record as of the close of business on November 15, 2013.

5. Loan Commitments

Outstanding loan commitments totaled $139.8 million, at September 30, 2013 and $155.6 million at June 30, 2013. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Where assets or liabilities are measured at fair value, transfers between levels are recognized at the end of the reporting period, if applicable.

The following methods and assumptions were used by the Company in estimating fair value measurements and disclosures for financial instruments:

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

Mortgage servicing rights: Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage holder. The fair value of servicing rights is estimated using a discounted cash flow model. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.  The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slowdown, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2013 and June 30, 2013 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2013	(In Thousands)
Debt securities:
Municipal bonds	$-	$4,479	$-	$4,479
Corporate bonds	-	3,087	-	3,087
Residential mortgage-backed securities:
Government sponsored enterprises	-	129,430	-	129,430
Non-government sponsored enterprises	-	2,048	-	2,048
Total debt securities	-	139,044	-	139,044
Marketable equity securities	68	-	-	68
Mortgage servicing rights	-	-	830	830
Total assets measured at fair value on a recurring basis	$68	$139,044	$830	$139,942

June 30, 2013
Debt securities:
Municipal bonds	$-	$395	$-	$395
Corporate bonds	-	3,076	-	3,076
Residential mortgage-backed securities:
Government sponsored enterprises	-	132,988	-	132,988
Non-government sponsored enterprises	-	2,203	-	2,203
Total debt securities	-	138,662	-	138,662
Marketable equity securities	68	-	-	68
Mortgage servicing rights	-	-	654	654
Total assets measured at fair value on a recurring basis	$68	$138,662	$654	$139,384

The table below presents, for the three months ended September 30, 2013 and 2012, the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Mortgage Servicing Rights
	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Beginning balance	$654	$445
Total realized and unrealized gains (losses) included in net income	137	(42)
Capitalized servicing assets	39	37
Transfers in and/or out of Level 3	-	-
Ending balance	$830	$440

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of September 30, 2013 and June 30, 2013.

	Level 1	Level 2	Level 3
September 30, 2013	(In Thousands)
Other real estate owned	$-	$-	$1,205

June 30, 2013
Impaired loans	$-	$-	$292
Other real estate owned	-	-	1,221
Total assets	$-	$-	$1,513

During the three months ended September 30, 2013 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. The Company had no gains or losses on those impaired loans for the three months ended September 30, 2013. The Company had no gain or loss on those impaired loans for the three months ended September 30, 2012. The Company charges off any collateral shortfall on collaterally dependent impaired loans. Independent appraisals or tax assessments are obtained and updated as required for commercial real estate and residential real estate loans that are considered impaired and collateral dependent.  Losses applicable to certain impaired loans are estimated using the appraised or assessed value adjusted for market related discounts associated with foreclosure auctions, short sales, inventory of like properties, general liquidity in the market place as well as selling and disposal costs.  These considerations are applied on a case by case basis.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $4,000 loss on OREO for the three months ended September 30, 2013. The Company had a $12,000 gain on OREO for the three months ended September 30, 2012. At September 30, 2013 and 2012, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the fair value of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$35,674	$35,674	$-	$-	$35,674
Securities available for sale	139,112	68	139,044	-	139,112
Federal Home Loan Bank stock	6,761	-	-	6,761	6,761
Loans held for sale	853	-	-	853	853
Loans, net	481,236	-	-	490,586	490,586
Accrued interest receivable	1,645	-	-	1,645	1,645
Mortgage servicing rights (1)	830	-	-	830	830

Financial liabilities:
Deposits	485,669	-	-	487,560	487,560
Short-term borrowings	15,000	-	15,000	-	15,000
Long-term debt	105,333	-	105,611	-	105,611
Mortgagors' escrow accounts	1,139	-	-	1,139	1,139

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,618	$25,618	$-	$-	$25,618
Securities available for sale	138,730	68	138,662	-	138,730
Federal Home Loan Bank stock	5,092	-	-	5,092	5,092
Loans held for sale	1,274	-	-	1,274	1,274
Loans, net	450,347	-	-	459,018	459,018
Accrued interest receivable	1,636	-	-	1,636	1,636
Mortgage servicing rights (1)	654	-	-	654	654

Financial liabilities:
Deposits	474,798	-	-	477,059	477,059
Short-term borrowings	4,500	-	4,500	-	4,500
Long-term debt	82,492	-	82,527	-	82,527
Mortgagors' escrow accounts	1,100	-	-	1,010	1,010

(1) Included in other assets.

7. Securities Available For Sale

           The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$4,479	$-	$-	$4,479
Corporate bonds	3,034	53	-	3,087
Residential mortgage-backed securities:
Government sponsored enterprises	129,952	1,552	(2,074)	129,430
Non-government sponsored enterprises	2,047	6	(5)	2,048
Total debt securities	139,512	1,611	(2,079)	139,044
Marketable equity securities	51	17	-	68
Total securities available for sale	$139,563	$1,628	$(2,079)	$139,112

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$395	$-	$-	$395
Corporate bonds	3,036	40	-	3,076
Residential mortgage-backed securities:
Government sponsored enterprises	132,498	1,916	(1,426)	132,988
Non-government sponsored enterprises	2,209	10	(16)	2,203
Total debt securities	138,138	1,966	(1,442)	138,662
Marketable equity securities	51	17	-	68
Total securities available for sale	$138,189	$1,983	$(1,442)	$138,730

          The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2013 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$3,723	$3,722
Over 1 year through 5 years	3,790	3,844
Total bonds and obligations	7,513	7,566
Residential mortgage-backed securities:
Government sponsored enterprises	129,952	129,430
Non-government sponsored enterprises	2,047	2,048
Total debt securities	$139,512	$139,044

Information pertaining to securities with gross unrealized losses at September 30, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2013:
Residential mortgage-backed securities:
Government sponsored enterprises	$2,021	$73,890	$53	$2,680	$2,074	$76,570
Non-government sponsored enterprises	2	566	3	336	5	902
	$2,023	$74,456	$56	$3,016	$2,079	$77,472
June 30, 2013:
Residential mortgage-backed securities:
Government sponsored enterprises	1,337	68,456	89	6,142	1,426	74,598
Non-government sponsored enterprises	5	330	11	1,047	16	1,377
	$1,342	$68,786	$100	$7,189	$1,442	$75,975

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At September 30, 2013 and June 30, 2013, no marketable equity securities had unrealized losses.

At September 30, 2013, fifty-two debt securities had unrealized losses with aggregate depreciation of 2.6% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by the U.S. Government or its government sponsored enterprises and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At September 30, 2013, we held nine securities issued by private mortgage originators that had unrealized losses which had an amortized cost of $906,000 and a fair value of $902,000. All of these investments are “Senior” Class tranches and have underlying credit enhancements. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of September 30, 2013.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At September 30, 2013		At June 30, 2013
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$108,913	22.51%	$107,617	23.75%	$1,296	1.20%
Commercial	186,969	38.64	167,381	36.95	19,588	11.70%
Home equity:
First lien	36,702	7.58	36,093	7.97	609	1.69%
Second lien	40,649	8.40	42,328	9.34	(1,679)	(3.97)%
Construction:
Residential	3,880	0.80	3,736	0.82	144	3.85%
Commercial	27,492	5.68	21,237	4.69	6,255	29.45%
Total mortgage loans on real estate	404,605	83.61	378,392	83.52	26,213	6.93%

Other loans:
Commercial	45,885	9.48	43,566	9.62	2,319	5.32%
Consumer:
Manufactured homes	22,025	4.55	21,716	4.79	309	1.42%
Automobile and other secured loans	9,405	1.94	7,682	1.70	1,723	22.43%
Other	1,990	0.41	1,679	0.37	311	18.52%
Total other loans	79,305	16.39	74,643	16.48	4,662	6.25%
Total loans	483,910	100.00%	453,035	100.00%	$30,875	6.82%
Other items:
Net deferred loan costs	2,803		2,726
Allowance for loan losses	(5,477)		(5,414)

Total loans, net	$481,236		$450,347

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

General allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended September 30, 2013.

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

           The following table presents the Company’s loans by risk rating at September 30, 2013 and June 30, 2013:

September 30, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
			(In Thousands)
Loans rated 1-5	$107,294	$173,427	$36,702	$40,285	$3,880	$27,492
Loans rated 6	698	9,286	-	-	-	-
Loans rated 7	618	4,256	-	114	-	-
Loans rated 8	303	-	-	250	-	-
Loans rated 9	-	-	-	-	-	-
	$108,913	$186,969	$36,702	$40,649	$3,880	$27,492

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
			(In Thousands)
Loans rated 1-5	$39,580	$21,877	$9,405	$1,989	$461,931
Loans rated 6	1,277	93	-	1	11,355
Loans rated 7	5,028	-	-	-	10,016
Loans rated 8	-	55	-	-	608
Loans rated 9	-	-	-	-	-
	$45,885	$22,025	$9,405	$1,990	$483,910

June 30, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
			(In Thousands)
Loans rated 1-5	$105,529	$153,513	$36,093	$41,963	$3,736	$21,237
Loans rated 6	835	7,624	-	-	-	-
Loans rated 7	686	6,244	-	115	-	-
Loans rated 8	567	-	-	250	-	-
Loans rated 9	-	-	-	-	-	-
	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
			(In Thousands)
Loans rated 1-5	$36,827	$21,398	$7,682	$1,678	$429,656
Loans rated 6	994	146	-	-	9,599
Loans rated 7	5,745	36	-	1	12,827
Loans rated 8	-	136	-	-	953
Loans rated 9	-	-	-	-	-
	$43,566	$21,716	$7,682	$1,679	$453,035

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

The following are summaries of past due and non-accrual loans at September 30, 2013 and June 30, 2013:

			90 Days
	30-59 Days	60-89 Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
September 30, 2013	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$686	$-	$564	$1,250	$1,072
Commercial	5	-	-	5	143
Home equity:
First lien	37	-	-	37	-
Second lien	33	-	297	330	364
Commercial	-	-	1,984	1,984	1,985
Consumer:
Manufactured homes	145	73	55	273	55
Automobile and other secured loans	12	-	-	12	-
Other	-	-	-	-	-

Total	$918	$73	$2,900	$3,891	$3,619

June 30, 2013
Mortgage loans on real estate:
1-4 family residential	$642	$-	$1,013	$1,655	$1,405
Commercial	148	-	-	148	148
Home equity:
First lien	-	-	-	-	-
Second lien	180	29	268	477	335
Commercial	16	75	1,984	2,075	1,988
Consumer:
Manufactured homes	115	-	103	218	103
Automobile and other secured loans	18	-	-	18	-
Other	1	-	-	1	-

Total	$1,120	$104	$3,368	$4,592	$3,979

At September 30, 2013 and June 30, 2013 there were no loans past due 90 days or more and still accruing.

The following are summaries of impaired loans at September 30, 2013 and June 30, 2013:

	September 30, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(In Thousands)			(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$1,072	$1,299	$-	$1,405	$1,676	$-
Commercial	5,291	5,291	-	5,962	5,962	-
Home equity:
Second lien	364	364	-	335	335	-
Other loans:
Commercial	4,163	4,170	-	4,408	4,415	-
Manufactured homes	55	55	-	103	103	-
Total	10,945	11,179	-	12,213	12,491	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	2,176	2,176	27	2,208	2,208	32
Other loans:
Commercial	495	495	1	533	533	-
Total	2,671	2,671	28	2,741	2,741	32
Total impaired loans	$13,616	$13,850	$28	$14,954	$15,232	$32

Information pertaining to impaired loans for the three months ended September 30, 2013 and 2012 follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average	Interest Income			Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Average Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
Mortgage loans on real estate:	(In Thousands)
1-4 family residential	$1,239	$21	$15	$1,387	$22	$22
Commercial	7,818	106	106	11,513	196	196
Home equity:
First lien	-	-	-	55	7	1
Second lien	350	5	1	80	1	1
Construction:
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial	4,799	68	36	3,912	48	48
Consumer:
Manufactured homes	79	1	-	173	15	-
Automobile and other secured loans	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total loans	$14,284	$201	$158	$17,120	$289	$268

At September 30, 2013, the Company had four impaired loans that had $540,000 committed to be advanced. The $13.6 million of impaired loans include $3.6 million of non-accrual loans, and $6.9 million of accruing troubled debt restructured loans as of September 30, 2013. The remaining $3.1 million of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $13.6 million of impaired loans, $10.0 million, or 73.5%, are current with all payment terms. As of June 30, 2013, the $15.0 million of impaired loans included $4.0 million of non-accrual loans and $7.3 million of accruing troubled debt restructured loans. The remaining $3.7 million of impaired loans are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $15.0 million of impaired loans, $11.0 million, or 73%, were current with all payment terms as of June 30, 2013.

The Company had no new TDR loan relationships in the three months ended September 30, 2013. As of September 30, 2013, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.  The Company had no new TDR loan relationships in the three months ended September 30, 2012.  As of September 30, 2012, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three months ended September 30, 2013 and 2012 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended September 30, 2013	(In Thousands)
Balance at June 30, 2013	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Charge-offs	-	(4)	-	-	-	-	-	(46)	-	-	(50)
Recoveries	-	-	1	-	-	-	1	-	-	11	13
Provision	-	90	-	-	-	-	-	10	-	-	100
Balance at September 30, 2013	$762	$2,301	$234	$302	$33	$315	$1,066	$396	$34	$34	$5,477

Three Months Ended September 30, 2012
Balance at June 30, 2012	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Charge-offs	-	(15)	-	-	-	-	(15)	-	-	-	(30)
Recoveries	2	-	-	-	-	-	-	-	-	2	4
Provision	9	21	2	3	1	1	9	4	-	-	50
Balance at September 30, 2012	$876	$2,366	$208	$283	$39	$21	$963	$379	$25	$12	$5,172

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
At September 30, 2013	(In Thousands)
Allowance:
Impaired loans	$-	$27	$-	$-	$-	$-	$1	$-	$-	$-	$28
Non-impaired loans	762	2,274	234	302	33	315	1,065	396	34	34	5,449
Total allowance for loan losses	$762	$2,301	$234	$302	$33	$315	$1,066	$396	$34	$34	$5,477

Loans:
Impaired loans	$1,072	$7,467	$-	$364	$-	$-	$4,658	$55	$-	$-	$13,616
Non-impaired loans	107,841	179,502	36,702	40,285	3,880	27,492	41,227	21,970	9,405	1,990	470,294
Total loans	$108,913	$186,969	$36,702	$40,649	$3,880	$27,492	$45,885	$22,025	$9,405	$1,990	$483,910

At June 30, 2013
Allowance:
Impaired loans	$-	$32	$-	$-	$-	$-	$-	$-	$-	$-	$32
Non-impaired loans	762	2,183	233	302	33	315	1,065	432	34	23	5,382
Total allowance for loan losses	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414

Loans:
Impaired loans	$1,405	$8,170	$-	$335	$-	$-	$4,941	$103	$-	$-	$14,954
Non-impaired loans	106,212	159,211	36,093	41,993	3,736	21,237	38,625	21,613	7,682	1,679	438,081
Total loans	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237	$43,566	$21,716	$7,682	$1,679	$453,035

At September 30, 2012
Impaired loans	$-	$206	$-	$-	$-	$-	$1	$-	$-	$-	$207
Non-impaired loans	876	2,160	208	283	39	21	962	379	25	12	4,965
Total allowance for loan losses	$876	$2,366	$208	$283	$39	$21	$963	$379	$25	$12	$5,172

Loans:
Impaired loans	$1,504	$11,450	$111	$91	$-	$-	$3,793	$214	$-	$-	$17,163
Non-impaired loans	109,409	145,400	33,604	42,025	4,749	6,611	35,504	21,154	5,956	1,060	405,472
Total loans	$110,913	$156,850	$33,715	$42,116	$4,749	$6,611	$39,297	$21,368	$5,956	$1,060	$422,635

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2013 and June 30, 2013, the Company was servicing loans for participants aggregating $35.5 million and $35.0 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at September 30, 2013 and June 30, 2013 and our consolidated results of operations for the three months ended September 30, 2013 and 2012, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse affect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, and changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, including the section titled Item 1A –“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Overview

Total Assets. The Company’s total assets increased $43.2 million, or 6.6%, from $653.0 million at June 30, 2013 to $696.2 million at September 30, 2013. Net loans, including loans held for sale, increased $30.5 million, or 6.8%, from $451.6 million at June 30, 2013 to $482.1 million at September 30, 2013. Securities available for sale increased $382,000, or 0.3%, to $139.1 million and cash and cash equivalents increased $10.1 million, or 39.3%, to $35.7 million at September 30, 2013. The increase in cash and cash equivalents was due to an increase in federal funds sold and short term investments.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Securities available for sale increased $382,000 to $139.1 million at September 30, 2013. Current period purchases of municipal bonds were partially offset by the unrealized losses of residential mortgage backed securities during the three months ended September 30, 2013.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements. The increases in commercial real estate, commercial, and commercial construction loans were due to the Company’s increased emphasis on obtaining commercial lending relationships. There was a $2.5 million increase in automobile and other secured loans due to the purchase of automobile loans and $1.0 million increase in manufactured homes during the three months ended September 30, 2013.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the three months ended September 30, 2013, loans sold totaled $7.1 million. Of the $7.1 million of loans sold, $3.1 million were sold on a servicing-released basis, and $4.0 million were sold on a servicing-retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At September 30,	At June 30,
	2013	2013
	(Dollars in Thousands)

Total non-performing loans	$3,619	$3,979
Other real estate owned	1,205	1,221
Total non-performing assets	$4,824	$5,200

Performing troubled debt restructurings, not reported above	$6,506	$7,258

Ratios:
Non-performing loans to total loans	0.75%	0.88%
Non-performing assets to total assets	0.69%	0.80%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2013 to September 30, 2013, commercial non-performing loans have decreased $3,000; residential mortgage non-performing loans have decreased $333,000; consumer, including home equity and manufactured homes, non-performing loans have decreased $19,000; and commercial real estate non-performing loans have decreased $5,000. At September 30, 2013, the Company had fifteen troubled debt restructurings (TDRs) totaling approximately $6.9 million, of which $388,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to $201,000 for the three month period ended September 30, 2013. At June 30, 2013, the Company had sixteen TDRs consisting of commercial and mortgage loans totaling approximately $7.8 million, of which $580,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to $239,000 for the year ended June 30, 2013.

As of September 30, 2013, loans on non-accrual status totaled $3.6 million which consisted of $2.9 million in loans that were 90 days or greater past due, $539,000 in loans that are current or less than 30 days past due and $180,000 in loans that are 30-89 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of September 30, 2013, commercial non-accrual loans less than 90 days past due were $144,000, 1-4 family residential non-accrual loans less than 90 days past due were $509,000, and home equity second lien non-accrual loans less than 90 days past due were $67,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

Non-accrual loans, including TDRs, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for six months. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been charged off. If there is a collateral shortfall for the loan or it has been charged off, then the Company applies the entire payment to the principal balance on the loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of collateral if the loan is collateral dependent and any change in present value is recorded within the provision for loan loss. Impaired loans decreased to $13.6 million at September 30, 2013 from $ 15.0 million at June 30, 2013. The Company established specific reserves aggregating $28,000 and $32,000 for impaired loans at September 30, 2013 and June 30, 2013, respectively.  Such reserves relate to four impaired loan relationships with a carrying value of $2.7 million, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of September 30, 2013.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At September 30, 2013, the Company had ten properties with a carrying value of $1.2 million classified as OREO. Three of these properties were commercial properties valued at $829,000, one property was a residential property valued at $218,000, and six properties were manufactured homes valued at $158,000 in aggregate.

Allowance for Loan Losses. The following table sets forth the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)

Balance at end of period	$5,477	$5,172

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.01%
Allowance for loan losses to non-performing loans at end of period	151.34%	184.12%
Allowance for loan losses to total loans at end of period	1.13%	1.22%

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

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies, among other things as further described in Note 8 to the accompanying unaudited consolidated financial statements. If there is an increase in the amount of delinquent loans in a particular loan category this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance requirement that loan may have had. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio. The Company incorporates historical charge-offs, including the greater of charge-offs recognized in the current quarter, which are annualized, or projected annual charge-offs when calculating the general allowance component of the allowance for loan losses.

Loan Servicing.  In the ordinary course of business, the Company sells real estate loans to the secondary market.  The Company retains servicing on certain loans sold and earns servicing fees of 0.25% per annum based on the monthly outstanding balance of the loans serviced.  The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.  The Company’s mortgage servicing asset valuation is performed on a quarterly basis by an independent third party, using a statistic valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.  As of September 30, 2013, the change in the fair market value of mortgage servicing assets was $170,000.

The changes in servicing assets measured using fair value are on page 12. There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three month periods ended September 30, 2013 and 2012, amounts recognized for loan servicing fees amounted to $107,000 and $85,000, respectively, which are included in other non-interest income in the consolidated statements of net income.  The unpaid principal balance of mortgages serviced for others was $69.1 million and $67.7 million at September 30, 2013 and June 30, 2013, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2013		2013
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$76,664	15.79%	$74,081	15.60%	$2,583	3.49%
Savings deposits	110,798	22.81	104,893	22.09	5,905	5.63
Money market	82,486	16.98	84,277	17.75	(1,791)	(2.13)
NOW accounts	50,418	10.38	46,220	9.73	4,198	9.08
Total transaction accounts	320,366	65.96	309,471	65.18	10,895	3.52
Certificates of deposit	165,303	34.04	165,327	34.82	(24)	(0.01)

Total deposits	$485,669	100.00%	$474,798	100.00%	$10,871	2.29%

Deposits increased $10.9 million, or 2.3%, to $485.7 million at September 30, 2013 from $474.8 million at June 30, 2013. The increase in deposits is due to the Company’s increased focus on obtaining core deposits.

Borrowings include advances from the FHLB and have increased $33.3 million, or 27.7%, to $120.3 million at September 30, 2013 from $87.0 million at June 30, 2013. The Company used these FHLB borrowings to fund some of its loan demand.

Stockholders’ Equity. Stockholders’ equity increased $324,000, or 0.4%, to $84.0 million at September 30, 2013 from $83.7 million at June 30, 2013. During the three months ended September 30, 2013, the Company repurchased 17,622 shares of Company stock for $270,000 at an average price of $15.30 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 260 shares of Company stock, at an average price of $15.52 per share, in the three months ended September 30, 2013 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations upon vesting of the restricted stock. A partial offset to the increase in treasury stock was a $890,000 million increase in retained earnings, a $235,000 increase in additional paid in capital, a $106,000 decrease in ESOP unearned compensation and a $2,000 decrease in equity incentive plan unearned compensation. Our ratio of capital to total assets decreased to 12.1% at September 30, 2013 compared to 12.8% at June 30, 2013. The Company’s book value per share as of September 30, 2013 and June 30, 2013 was $14.86.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

Net Income. The Company had a $446,000 increase in net income for the three months ended September 30, 2013 to $1.2 million, or $0.22 per fully diluted share, as compared to $761,000, or $0.14 per fully diluted share, for the same period in 2012. The Company had an increase in net interest income of $87,000, or 1.8%, for the three months ended September 30, 2013 compared to the same period in 2012 due to a decrease in total interest expense of $147,000 or 10.4%, offset by a decrease in the net interest margin from 3.32% to 3.10%. The provision for loan losses increased $50,000 for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to the increase in loan growth.  For the three months ended September 30, 2013 there was an increase in total non-interest income of $137,000 compared to the three months ended September 30, 2012. Non-interest expense decreased $459,000, or 10.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our combined federal and state effective tax rate was 36.0% for the three months ended September 30, 2013 compared to 39.3% for the same period in 2012.

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

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$469,548	$5,509	4.69%	$419,357	$5,456	5.20%
Investment securities	143,249	628	1.75	146,546	749	2.04
Federal funds sold and other short-term investments	18,045	12	0.27	11,967	4	0.13
Total interest earning assets	630,842	6,149	3.90	577,870	6,209	4.30
Allowance for loan losses	(5,454)			(5,122)
Total interest earning assets less allowance for loan losses	625,388			572,748
Non-interest earning assets	46,863			43,165

Total assets	$672,251			$615,913

Interest-bearing liabilities:
Savings deposits	$109,648	38	0.14	$97,921	55	0.22
Money market	82,186	70	0.34	56,937	55	0.39
NOW accounts	44,817	31	0.28	40,076	35	0.35
Certificates of deposit	164,628	662	1.61	176,687	813	1.84
Total deposits	401,279	801	0.80	371,621	958	1.03
Borrowed funds	107,629	460	1.71	88,791	450	2.03
Total interest-bearing liabilities	508,908	1,261	0.99	460,412	1,408	1.22
Demand deposits	73,569			61,798
Other non-interest bearing liabilities	6,108			5,660
Total liabilities	588,585			527,870
Equity	83,666			88,043

Total liabilities and equity	$672,251			$615,913

Net interest income		$4,888			$4,801
Net interest rate spread (3)			2.91%			3.07%
Net interest-earning assets (4)	$121,934			$117,458

Net interest margin (5)			3.10%			3.32%
Average interest-earning assets to interest-bearing liabilities			123.96%			125.51%

(1)	Yields and rates for the three months ended September 30, 2013 and 2012 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$618	$(565)	$53
Investment securities	(17)	(104)	(121)
Federal funds sold and other short-term investments	3	5	8
Total interest income	604	(664)	(60)

Interest expense:
Savings deposits	6	(23)	(17)
Money market	22	(7)	15
NOW accounts	4	(8)	(4)
Certificates of deposits	(53)	(98)	(151)
Total deposits	(21)	(136)	(157)
Borrowed funds	87	(77)	10
Total interest expense	66	(213)	(147)
Change in net interest income	$538	$(451)	$87

(1) Includes loans held for sale.

Interest Income. Interest income for the three months ended September 30, 2013 decreased $60,000, or 1.0%, to $6.1 million over the same period of 2012, primarily as a result of the average yield on interest-earning assets decreasing 40 basis points to 3.90% for the three months ended September 30, 2013, compared to 4.30% for the same period in 2012 reflective of the current interest environment.  This decrease was offset by an increase in average outstanding loans of $50.2 million, or 12.0% for the three months ended September 30, 2013, from the average for the three month period ended September 30, 2012.

    Interest Expense. Interest expense decreased $147,000, or 10.4%, to $1.3 million for the three months ended September 30, 2013. This decrease was primarily caused by a decrease in deposit interest expense of $157,000 due to a decrease in rates, which was partially offset by an increase in borrowing interest expense of $10,000 due to an increase in balances, offset by a decline in rates. The average cost of funds decreased to 0.99% for the three months ended September 30, 2013, a decrease of 23 basis points from a cost of funds of 1.22% for the same period in 2012. The decrease in the cost of funds is partially due to the current low interest rate environment.

   Net Interest Income. Net interest income for the three months ended September 30, 2013 was $4.9 million, an increase of $87,000 or 1.8%, over the same period of 2012. This was primarily due to a $147,000 decrease in interest expense for the three months ended September 30, 2013 compared to the same period in 2012 and a decrease in interest income of $60,000 for the three months September 30, 2013 over the same period in 2012.

Provision for Loan Losses. The Company’s provision for loan loss expense was $100,000 for the three months ended September 30, 2013 compared to $50,000 for the three months ended September 30, 2012.  The increase in the provision was due to an increase in the general reserve resulting from an increase in loan growth.  As of September 30, 2013, the Company’s total allowance for loan losses of $5.5 million increased compared to June 30, 2013. The allowance for loan losses decreased to 1.13% of total loans as of September 30, 2013 compared to 1.22% of total loans as of September 30, 2012 due to a decrease in delinquent and impaired loans as well as an overall improvement in the economy. In comparing September 30, 2013 to June 30, 2013, delinquent, impaired and non-accrual loans have decreased and there was a decrease in charge offs.  The allowance for loan losses covers 151.3% of our non-performing loans at September 30, 2013, 136.1% at June 30, 2013 due to a decrease in non-performing loans of $360,000 between periods compared to 184.12% at September 30, 2012 due to an increase of $810,000 in non-performing loans.

            Non-interest Income. Total non-interest income was $1.1 million for the three months ended September 30, 2013, an increase of $137,000 or 14.2% from the same period a year ago. There were increases in customer service fees of $54,000 or 10.5%, other non-interest income of $195,000 or 161.2% and a decrease in the cash surrender value of bank-owned life insurance of $4,000 or 3.0% for the three months ended September 30, 2013 compared to the same period in 2012.  There was a decrease on the gain on sales of loans, net of $109,000 or 55.9% for the three months ended September 30, 2013 compared to the same period a year ago.  The increase in other non-interest income was primarily due to an increase in the fair value of mortgage servicing rights due to a decrease in estimated future prepayments.

Non-interest Expense. Non-interest expense decreased $459,000, or 10.3%, to $4.0 million for the three months ended September 30, 2013 compared to the same period for 2012. There was a decrease in salaries and employee benefits of $259,000, a decrease in other general and administrative expenses of $206,000, a decrease in data processing services of $37,000, and a $5,000 decrease in advertising for the three months ended September 30, 2013 compared to the same period in 2012. The decrease in these expenses was partially offset by an increase in FDIC insurance and assessment expenses of $17,000 and an increase in occupancy and equipment of $15,000 in the three months ended September 30, 2013 compared to the same period for 2012. There was a net loss on other real estate owned of $4,000 for the three months ended September 30, 2013 compared to a net gain of $12,000 for the same period in 2012.

Income Taxes. Income tax expense increased $187,000 for the three months ended September 30, 2013 compared to the same period for 2012. Our combined federal and state effective tax rate was 36.0% for the three months ended September 30, 2013 compared to 39.3% for the three months ended September 30, 2012.

Minimum Regulatory Capital Requirements. As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of September 30, 2013 and June 30, 2013 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2013:

Total capital (to risk weighted assets):
Consolidated	$89,674	18.0%	$39,848	8.0%	N/A	N/A
Bank	81,885	16.5	39,635	8.0	$49,544	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,189	16.9	$19,924	4.0	N/A	N/A
Bank	76,400	15.4	19,818	4.0	29,727	6.0

Tier 1 capital (to average assets):
Consolidated	84,189	12.5	$26,854	4.0	N/A	N/A
Bank	76,400	11.4	26,828	4.0	33,535	5.0

As of June 30, 2013:

Total capital (to risk weighted assets):
Consolidated	$88,670	19.1%	$37,077	8.0%	N/A	N/A
Bank	80,350	17.5	36,788	8.0	$45,985	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	83,248	18.0	18,538	4.0	N/A	N/A
Bank	74,928	16.3	18,394	4.0	27,591	6.0

Tier 1 capital (to average assets):
Consolidated	83,248	12.7	26,240	4.0	N/A	N/A
Bank	74,928	11.6	25,827	4.0	32,284	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2013, cash and cash equivalents totaled $35.7 million, or 5.1% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2013 and June 30, 2013.

	September 30, 2013	June 30, 2013
	(In Thousands)
Commitments to grant loans (1)	$41,829	$63,607
Commercial loan lines-of-credit (2)	40,285	29,882
Unused portions of home equity lines-of-credit (3)	35,040	34,498
Unused portion of construction loans (4)	20,259	25,164
Unused portion of mortgage loans	21	26
Unused portion of personal lines-of-credit (5)	1,866	1,852
Standby letters of credit (6)	546	548

Total loan commitments	$139,846	$155,577

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

Item 3: Quantitative and Qualitative Disclosures About Market Risks
See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

The following table sets forth, as of September 30, 2013, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-15.94%
300 basis point increase in rates	-10.96%
200 basis point increase in rates	-6.16%
100 basis point increase in rates	-1.76%
100 basis point decrease in rates	-6.52%

As indicated in the table above the result of a 200 basis point increase in interest rates is estimated to decrease net interest income by 6.16% and 10.96% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 6.52%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended September 30, 2013 that were discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 (the “2013 10-K”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that the Company believes are most important for you to consider are contained in the section entitled “Risk Factors” in the Company’s 2013 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – The Company repurchased 260 shares of Company stock, at an average price of $15.52 per share, in the three months ended September 30, 2013 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant to satisfy settlement of tax withholding obligations upon vesting of the restricted stock. The following table sets forth the repurchases that were made during the quarter ended September 30, 2013.

In August 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Seventh Stock Repurchase Program”) for the purchase of up to 289,106 shares, or approximately 5% of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of September 30, 2013, there were 98,546 shares that may be repurchased under the Seventh Stock Repurchase Program, and the Company intends to complete all repurchases under the program within twelve months from the first date of repurchase under the Seventh Stock Repurchase Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	17,622	$15.30	17,622	98,546
August 1, 2013 - August 31, 2013	260	$15.52	-	98,546
September 1, 2013 - September 30, 2013	-	$-	-	98,546
	17,882	$15.30	17,622

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation of Hampden Bancorp, Inc.(1)
3.2	Bylaws of Hampden Bancorp, Inc.(2)
3.3	Text of Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Text of Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (4)
3.5	Text of Amendment #3 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (6)
4.1	Stock Certificate of Hampden Bancorp, Inc.(1)
10.1@	Hampden Bank Employee Stock Ownership Plan and Trust Agreement(5)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement(1)
10.2.2	Pledge Agreement(7)
10.2.3	Promissory Note(7)
10.3@	Hampden Bank 401(k) Profit Sharing Plan and Trust(1)
10.4@	Hampden Bank SBERA Pension Plan(1)
10.5@	Employment Agreement between Hampden Bank and Glenn S. Welch(8)
10.6@	Form of Hampden Bank Change in Control Agreement(9)
10.7@	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers(1)
10.8@	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors(1)
10.9@	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel(1)
10.10@	2008 Equity Incentive Plan (10)
10.11@	Form of Restricted Stock Agreement (11)
10.12@	Form of Stock Option Grant Notice and Stock Option Agreement (11)
21.0	List of Subsidiaries (12)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Glenn S. Welch
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Robert A. Massey
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Net Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2012.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 12, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended December 31, 2012, as filed with the SEC on February 12, 2013.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 7, 2012.

(10)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for quarter ended March 31, 2008, as filed with the SEC on May 15, 2009.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for year ended June 30, 2013, as filed with the SEC on September 17, 2013.

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

HAMPDEN BANCORP, INC.

Date: November 13, 2013	/s/ Glenn S. Welch
Glenn S. Welch
Chief Executive Officer and President

Date: November 13, 2013	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer, Senior Vice President and Treasurer