Form 10-Q
period 2013-12-31
Hampden Bancorp, Inc.
filed 2014-02-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
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

As of February 4, 2014 there were 5,650,312 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,	June 30,
	2013	2013
	(Unaudited)
Cash and due from banks	$10,728	$13,737
Federal funds sold and other short-term investments	4,214	11,881
Cash and cash equivalents	14,942	25,618

Securities available for sale, at fair value	142,507	138,730
Federal Home Loan Bank of Boston stock, at cost	6,761	5,092
Loans held for sale	653	1,274
Loans, net of allowance for loan losses of $5,492
at December 31, 2013 and $5,414 at June 30, 2013	496,805	450,347
Other real estate owned	1,274	1,221
Premises and equipment, net	4,838	5,010
Accrued interest receivable	1,645	1,636
Deferred tax asset, net	5,089	4,584
Bank-owned life insurance	17,216	16,956
Other assets	2,608	2,494
	$694,338	$652,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$477,139	$474,798
Short-term borrowings	22,000	4,500
Long-term debt	104,374	82,492
Mortgagors' escrow accounts	1,142	1,100
Accrued expenses and other liabilities	5,069	6,413
Total liabilities	609,724	569,303

Commitments and contingencies

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 8,020,607 issued
at December 31, 2013 and 7,982,976 issued at June 30, 2013; 5,648,848 outstanding at December 31, 2013 and 5,629,099 outstanding at June 30, 2013)	80	80
Additional paid-in capital	80,241	79,926
Unearned compensation - ESOP (339,197 shares unallocated at December 31, 2013 and
360,397 shares unallocated at June 30, 2013)	(3,392)	(3,604)
Unearned compensation - equity incentive plan	(12)	(16)
Retained earnings	36,046	34,450
Accumulated other comprehensive income (loss)	(552)	346
Treasury stock, at cost (2,371,759 shares at December 31, 2013 and 2,353,877 shares at June 30, 2013)	(27,797)	(27,523)
Total stockholders' equity	84,614	83,659
	$694,338	$652,962

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,728	$5,400	$11,237	$10,856
Debt securities	685	704	1,308	1,446
Dividends	6	7	10	14
Federal funds sold and other short-term investments	9	10	22	14
Total interest and dividend income	6,428	6,121	12,577	12,330

Interest expense:
Deposits	745	947	1,547	1,904
Borrowings	586	467	1,045	918
Total interest expense	1,331	1,414	2,592	2,822

Net interest income	5,097	4,707	9,985	9,508
Provision for loan losses	150	175	250	225
Net interest income, after provision for loan losses	4,947	4,532	9,735	9,283

Non-interest income:
Customer service fees	560	504	1,130	1,020
Gain on sales of loans, net	100	321	185	516
Increase in cash surrender value of bank-owned life insurance	129	137	260	272
Other	122	110	439	230
Total non-interest income	911	1,072	2,014	2,038

Non-interest expense:
Salaries and employee benefits	2,278	2,539	4,499	5,019
Occupancy and equipment	467	461	930	910
Data processing services	212	265	414	505
Advertising	112	125	256	273
Net loss (gain) on other real estate owned	15	-	19	(12)
FDIC insurance assessment	99	88	196	168
Other general and administrative	1,077	902	1,951	1,981
Total non-interest expense	4,260	4,380	8,265	8,844

Income before income taxes	1,598	1,224	3,484	2,477

Income tax provision	577	453	1,256	945

Net income	$1,021	$771	$2,228	$1,532

Earnings per share:
Basic	$0.19	$0.14	$0.42	$0.28
Diluted	$0.19	$0.14	$0.41	$0.28

Weighted average shares outstanding:
Basic	5,300,289	5,401,349	5,287,594	5,448,576
Diluted	5,443,078	5,527,472	5,422,530	5,556,209

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Unaudited)
Net income	$1,021	$771	$2,228	$1,532

Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(411)	(743)	(1,404)	(80)
Tax effect	(148)	(260)	(506)	(3)
Other comprehensive loss, net-of-tax	(263)	(483)	(898)	(77)

Comprehensive income	$758	$288	$1,330	$1,455

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except share and per share data)

			Additional	Unearned	Unearned Compensation		Accumulated Other
	Common Stock		Paid-in	Compensation	- Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total
	(Unaudited)
Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160
Comprehensive income	-	-	-	-	-	1,532	(77)	-	1,455
Issuance of common stock for exercise of stock options	29,917	-	326	-	-	-	-	-	326
Cash dividends paid ($0.08 per share)	-	-	-	-	-	(456)	-	-	(456)
Common stock repurchased	(199,419)	-	-	-	-	-	-	(2,650)	(2,650)
Stock-based compensation	-	-	189	-	205	-	-	-	394
ESOP shares allocated or committed to be allocated (21,200 shares)	-	-	55	212	-	-	-	-	267
Balance at December 31, 2012	5,798,893	$80	$79,565	$(3,816)	$(20)	$33,549	$2,040	$(24,902)	$86,496

Balance at June 30, 2013	5,629,099	80	79,926	(3,604)	(16)	34,450	346	(27,523)	83,659
Comprehensive income	-	-	-	-	-	2,228	(898)	-	1,330
Issuance of common stock for exercise of stock options	37,631	-	163	-	-	-	-	-	163
Cash dividends paid ($0.12 per share)	-	-	-	-	-	(632)	-	-	(632)
Common stock repurchased	(17,882)	-	-	-	-	-	-	(274)	(274)
Stock-based compensation	-	-	18	-	4	-	-	-	22
Tax benefit from equity incentive plan vesting	-	-	1	-	-	-	-	-	1
ESOP shares allocated or committed to be allocated (21,200 shares)	-	-	133	212	-	-	-	-	345
Balance at December 31, 2013	5,648,848	$80	$80,241	$(3,392)	$(12)	$36,046	$(552)	$(27,797)	$84,614

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$2,228	$1,532
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	250	225
Changes in fair value of mortgage servicing rights	(68)	102
Net amortization of securities	221	388
Depreciation and amortization	353	360
Loans originated for sale	(11,108)	(16,538)
Proceeds from loan sales	11,914	15,001
Gain on sales of loans, net	(185)	(516)
Realized loss (gain) on sale of other real estate owned	19	(12)
Increase in cash surrender value of bank-owned
life insurance	(260)	(272)
Deferred tax benefit	1	36
ESOP expense	345	267
Stock-based compensation	22	394
Tax benefit from equity incentive plan vesting	(1)	-
Net change in:
Accrued interest receivable	(9)	9
Other assets	(46)	155
Accrued expenses and other liabilities	(1,343)	(291)
Net cash provided by operating activities	2,333	840

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities and calls	800	-
Principal payments	16,612	21,199
Purchases	(22,814)	(27,800)
Purchase of loans	(2,640)	(4,211)
Loan originations, net of principal payments	(44,529)	(17,158)
Purchase of Federal Home Loan Bank stock	(1,669)	(194)
Proceeds from sale of other real estate owned	389	498
Purchase of bank-owned life insurance	-	(221)
Purchase of premises and equipment	(181)	(449)
Net cash used in investing activities	(54,032)	(28,336)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	2,341	24,308
Net change in repurchase agreements	-	(2,895)
Net change in short-term borrowings	17,500	4,500
Proceeds from issuance of long-term debt	38,131	12,130
Repayment of long-term debt	(16,249)	(5,462)
Net change in mortgagors' escrow accounts	42	51
Tax benefit from equity incentive plan vesting	1	-
Issuance of common stock for exercise of stock options	163	326
Repurchase of common stock	(274)	(2,650)
Payment of dividends on common stock	(632)	(456)
Net cash provided by financing activities	41,023	29,852

Net change in cash and cash equivalents	(10,676)	2,356

Cash and cash equivalents at beginning of period	25,618	27,923

Cash and cash equivalents at end of period	$14,942	$30,279

Supplemental cash flow information:
Interest paid on deposits	$1,547	$1,904
Interest paid on borrowings	1,053	912
Income taxes paid	1,220	650
Transfers from loans to other real estate owned	461	215

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and consolidation

The consolidated financial statements include the accounts of Hampden Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Hampden Bank (the “Bank”) and Hampden LS, Inc.  Hampden Bank is a Massachusetts chartered stock savings bank. The Company contributed funds to Hampden LS, Inc. to enable it to make a 15-year loan to the employee stock ownership plan (the “ESOP”) to allow it to purchase shares of the Company’s common stock as part of the completion of the Company’s initial public offering. Hampden Bank has three wholly-owned subsidiaries, Hampden Investment Corporation and Hampden Investment Corporation II, which engage in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended December 31, 2013 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2013 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 17, 2013.

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

2. Recent Accounting Pronouncements

        During the quarter ended September 30, 2013, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, related to disclosure of amounts reclassified out of accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This standard is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. Additional disclosures are required. This standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three and six month periods ended December 31, 2013 and 2012 have been computed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net income applicable to common stock (in thousands)	$1,021	$771	$2,228	$1,532

Average number of shares issued	8,020,607	7,964,496	8,012,352	7,958,022
Less: average unallocated ESOP shares	(346,159)	(388,555)	(351,477)	(393,873)
Less: average treasury stock	(2,371,759)	(2,124,496)	(2,370,760)	(2,066,080)
Less: average unvested restricted stock awards	(2,400)	(50,096)	(2,521)	(49,493)
Average number of basic shares outstanding	5,300,289	5,401,349	5,287,594	5,448,576

Plus: dilutive unvested restricted stock awards	1,380	38,504	1,427	33,910
Plus: dilutive stock option shares	141,409	87,619	133,509	73,723
Average number of diluted shares outstanding	5,443,078	5,527,472	5,422,530	5,556,209

Basic earnings per share	$0.19	$0.14	$0.42	$0.28
Diluted earnings per share	$0.19	$0.14	$0.41	$0.28

4. Dividends

On November 5, 2013, the Company declared a cash dividend of $0.06 per common share which was paid on November 29, 2013 to stockholders of record as of the close of business on November 15, 2013.

On February 4, 2014, the Company declared a cash dividend of $0.06 per common share which is payable on February 28, 2014 to stockholders of record as of the close of business on February 14, 2014.

5. Loan Commitments

Outstanding loan commitments totaled $131.1 million at December 31, 2013 and $155.6 million at June 30, 2013. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Mortgage servicing rights: Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage holder. The fair value of servicing rights is estimated using a discounted cash flow model. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.  The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slowdown, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2013 and June 30, 2013 was not material.

    The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

    The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013:

	Level 1	Level 2	Level 3	Total
December 31, 2013	(In Thousands)
Debt securities:
Municipal bonds	$-	$8,375	$-	$8,375
Corporate bonds	-	3,102	-	3,102
Residential mortgage-backed securities:
Government-sponsored enterprise	-	129,061	-	129,061
Non-government-sponsored enterprise	-	1,897	-	1,897
Total debt securities	-	142,435	-	142,435
Marketable equity securities	72	-	-	72
Mortgage servicing rights	-	-	783	783
Total assets measured at fair value on a recurring basis	$72	$142,435	$783	$143,290

June 30, 2013
Debt securities:
Municipal bonds	$-	$395	$-	$395
Corporate bonds	-	3,076	-	3,076
Residential mortgage-backed securities:
Government-sponsored enterprise	-	132,988	-	132,988
Non-government-sponsored enterprise	-	2,203	-	2,203
Total debt securities	-	138,662	-	138,662
Marketable equity securities	68	-	-	68
Mortgage servicing rights	-	-	654	654
Total assets measured at fair value on a recurring basis	$68	$138,662	$654	$139,384

    The table below presents, for the three and six months ended December 31, 2013 and 2012, the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Mortgage Servicing Rights
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In Thousands)
Beginning balance	$830	$440	$654	$445
Total realized and unrealized gains (losses) included in net income	(76)	(59)	68	(102)
Capitalized servicing assets	29	63	61	101
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$783	$444	$783	$444

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of December 31, 2013 and June 30, 2013.

	Level 1	Level 2	Level 3
December 31, 2013	(In Thousands)
Other real estate owned	$-	$-	$1,274

June 30, 2013
Impaired loans	$-	$-	$292
Other real estate owned	-	-	1,221
Total assets	$-	$-	$1,513

During the six months ended December 31, 2013 there were no transfers from levels 1, 2, or 3.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $15,000 loss on OREO for the three months ended December 31, 2013 and a $19,000 loss for the six months ended December 31, 2013. The Company had a $12,000 gain on OREO for the six months ended December 31, 2012. At December 31, 2013 and 2012, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the fair value of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,942	$14,942	$-	$-	$14,942
Securities available for sale	142,507	72	142,435	-	142,507
Federal Home Loan Bank stock	6,761	-	-	6,761	6,761
Loans held for sale	653	-	-	653	653
Loans, net	496,805	-	-	504,831	504,831
Accrued interest receivable	1,645	-	-	1,645	1,645
Mortgage servicing rights (1)	783	-	-	783	783

Financial liabilities:
Deposits	477,139	-	-	478,820	478,820
Short-term borrowings	22,000	-	22,000	-	22,000
Long-term debt	104,374	-	103,734	-	103,734
Mortgagors' escrow accounts	1,142	-	-	1,142	1,142

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,618	$25,618	$-	$-	$25,618
Securities available for sale	138,730	68	138,662	-	138,730
Federal Home Loan Bank stock	5,092	-	-	5,092	5,092
Loans held for sale	1,274	-	-	1,274	1,274
Loans, net	450,347	-	-	459,018	459,018
Accrued interest receivable	1,636	-	-	1,636	1,636
Mortgage servicing rights (1)	654	-	-	654	654

Financial liabilities:
Deposits	474,798	-	-	477,059	477,059
Short-term borrowings	4,500	-	4,500	-	4,500
Long-term debt	82,492	-	82,527	-	82,527
Mortgagors' escrow accounts	1,100	-	-	1,010	1,010

(1) Included in other assets.

7. Securities Available For Sale

   The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$8,375	$-	$-	$8,375
Corporate bonds	3,031	71	-	3,102
Residential mortgage-backed securities:
Government-sponsored enterprise	130,017	1,650	(2,606)	129,061
Non-government-sponsored enterprise	1,895	9	(7)	1,897
Total debt securities	143,319	1,729	(2,613)	142,435
Marketable equity securities	51	21	-	72
Total securities available for sale	$143,370	$1,750	$(2,613)	$142,507

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$395	$-	$-	$395
Corporate bonds	3,036	40	-	3,076
Residential mortgage-backed securities:
Government-sponsored enterprise	132,498	1,916	(1,426)	132,988
Non-government-sponsored enterprise	2,209	10	(16)	2,203
Total debt securities	138,138	1,966	(1,442)	138,662
Marketable equity securities	51	17	-	68
Total securities available for sale	$138,189	$1,983	$(1,442)	$138,730

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2013 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$7,422	$7,401
Over 1 year through 5 years	3,984	4,076
Total bonds and obligations	11,406	11,477
Residential mortgage-backed securities:
Government-sponsored enterprise	130,017	129,061
Non-government-sponsored enterprise	1,895	1,897
Total debt securities	$143,319	$142,435

Information pertaining to securities with gross unrealized losses at December 31, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2013:
Residential mortgage-backed securities:
Government-sponsored enterprise	$2,020	$57,366	$586	$13,730	$2,606	$71,096
Non-government-sponsored enterprise	2	739	5	332	7	1,071
	$2,022	$58,105	$591	$14,062	$2,613	$72,167
June 30, 2013:
Residential mortgage-backed securities:
Government-sponsored enterprise	1,337	68,456	89	6,142	1,426	74,598
Non-government-sponsored enterprise	5	330	11	1,047	16	1,377
	$1,342	$68,786	$100	$7,189	$1,442	$75,975

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At December 31, 2013, forty-seven debt securities had unrealized losses with aggregate depreciation of 3.5% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by government-sponsored agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At December 31, 2013, the Company held nine securities issued by private mortgage originators that had unrealized losses. All of these investments are “Senior” Class tranches and have underlying credit enhancements. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of December 31, 2013.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At December 31, 2013		At June 30, 2013
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$108,210	21.66%	$107,617	23.75%	$593	0.55%
Commercial	193,163	38.67	167,381	36.95	25,782	15.40
Home equity:
First lien	37,036	7.41	36,093	7.97	943	2.61
Second lien	41,768	8.36	42,328	9.34	(560)	(1.32)
Construction:
Residential	3,809	0.76	3,736	0.82	73	1.95
Commercial	28,740	5.75	21,237	4.69	7,503	35.33
Total mortgage loans on real estate	412,726	82.62	378,392	83.52	34,334	9.07

Other loans:
Commercial	53,561	10.72	43,566	9.62	9,995	22.94
Consumer:
Manufactured homes	22,052	4.41	21,716	4.79	336	1.55
Automobile and other secured loans	8,685	1.74	7,682	1.70	1,003	13.06
Other	2,500	0.50	1,679	0.37	821	48.90
Total other loans	86,798	17.38	74,643	16.48	12,155	16.28
Total loans	499,524	100.00%	453,035	100.00%	$46,489	10.26%
Other items:
Net deferred loan costs	2,773		2,726
Allowance for loan losses	(5,492)		(5,414)
Total loans, net	$496,805		$450,347

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

The Company may periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (“TDR”). All TDRs are initially classified as impaired and may be evaluated for removal from impaired status after one year of current payments for a modified loan with a market rate for that borrower at the time of restructuring.

General allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended December 31, 2013.

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

The following table presents the Company’s loans by risk rating at December 31, 2013 and June 30, 2013:

December 31, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
			(In Thousands)
Loans rated 1-5	$106,660	$181,019	$37,036	$41,683	$3,809	$28,328
Loans rated 6	939	9,410	-	-	-	412
Loans rated 7	611	2,734	-	85	-	-
Loans rated 8	-	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$108,210	$193,163	$37,036	$41,768	$3,809	$28,740

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
			(In Thousands)
Loans rated 1-5	$47,908	$21,924	$8,685	$2,499	$479,551
Loans rated 6	688	27	-	1	11,477
Loans rated 7	4,965	71	-	-	8,466
Loans rated 8	-	30	-	-	30
Loans rated 9	-	-	-	-	-
	$53,561	$22,052	$8,685	$2,500	$499,524

June 30, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
			(In Thousands)
Loans rated 1-5	$105,529	$153,513	$36,093	$41,963	$3,736	$21,237
Loans rated 6	835	7,624	-	-	-	-
Loans rated 7	686	6,244	-	115	-	-
Loans rated 8	567	-	-	250	-	-
Loans rated 9	-	-	-	-	-	-
	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
			(In Thousands)
Loans rated 1-5	$36,827	$21,398	$7,682	$1,678	$429,656
Loans rated 6	994	146	-	-	9,599
Loans rated 7	5,745	36	-	1	12,827
Loans rated 8	-	136	-	-	953
Loans rated 9	-	-	-	-	-
	$43,566	$21,716	$7,682	$1,679	$453,035

The results of the quarterly evaluation of the adequacy of the allowance for loan losses are summarized, and appropriate recommendations and loan loss allowances are approved, by the Loan Review Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Loan Review Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan loss calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The following are summaries of past due and non-accrual loans at December 31, 2013 and June 30, 2013:

	30-59 Days	60-89 Days	90 Days or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
December 31, 2013	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$552	$477	$439	$1,468	$670
Commercial	-	-	-	-	138
Home equity:
Second lien	184	-	61	245	113
Commercial	-	-	1,984	1,984	1,984
Consumer:
Manufactured homes	351	36	65	452	65
Automobile and other secured loans	13	-	-	13	-
Total	$1,100	$513	$2,549	$4,162	$2,970

June 30, 2013
Mortgage loans on real estate:
1-4 family residential	$642	$-	$1,013	$1,655	$1,405
Commercial	148	-	-	148	148
Home equity:
Second lien	180	29	268	477	335
Commercial	16	75	1,984	2,075	1,988
Consumer:
Manufactured homes	115	-	103	218	103
Automobile and other secured loans	18	-	-	18	-
Other	1	-	-	1	-
Total	$1,120	$104	$3,368	$4,592	$3,979

At December 31, 2013 and June 30, 2013 there were no loans past due 90 days or more and still accruing.

The following are summaries of impaired loans at December 31, 2013 and June 30, 2013:

	December 31, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$821	$964	$-	$1,405	$1,676	$-
Commercial	4,234	4,234	-	5,962	5,962	-
Home equity:
Second lien	113	113	-	335	335	-
Other loans:
Commercial	3,963	3,970	-	4,408	4,415	-
Manufactured homes	65	65	-	103	103	-
Total	9,196	9,346	-	12,213	12,491	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	682	682	12	2,208	2,208	32
Other loans:
Commercial	600	600	1	533	533	-
Total	1,282	1,282	13	2,741	2,741	32
Total impaired loans	$10,478	$10,628	$13	$14,954	$15,232	$32

Information pertaining to impaired loans for the three and six months ended December 31, 2013 and 2012 follows:

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
Mortgage loans on real estate:	(In Thousands)
1-4 family residential	$946	$18	$12	$1,700	$15	$15
Commercial	6,192	53	53	11,309	191	191
Home equity:
First lien	-	-	-	84	1	1
Second lien	238	2	1	215	3	1
Commercial	4,610	71	35	3,763	35	26
Consumer:
Manufactured homes	60	1	-	161	-	-
Total loans	$12,046	$145	$101	$17,232	$245	$234

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
	Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
Mortgage loans on real estate:	(In Thousands)
1-4 family residential	$1,099	$35	$26	$1,556	$41	$41
Commercial	6,851	106	106	11,398	385	385
Home equity:
First lien	-	-	-	56	2	2
Second lien	271	4	3	166	9	4
Commercial	4,720	139	71	3,852	76	71
Consumer:
Manufactured homes	74	3	1	152	10	-
Total loans	$13,015	$287	$207	$17,180	$523	$503

At December 31, 2013, the Company had three impaired loans that had $399,000 committed to be advanced. The $10.5 million of impaired loans include $3.0 million of non-accrual loans, and $4.8 million of accruing troubled debt restructured loans as of December 31, 2013. The remaining $2.7 million of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $10.5 million of impaired loans, $7.4 million, or 70.2%, are current with all payment terms. As of June 30, 2013, the $15.0 million of impaired loans included $4.0 million of non-accrual loans and $7.3 million of accruing troubled debt restructured loans. The remaining $3.7 million of impaired loans are loans that the Company believed, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $15.0 million of impaired loans, $11.0 million, or 73%, were current with all payment terms as of June 30, 2013.

The Company had no new TDR loan relationships in the three and six months ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

Information pertaining to the allowance for loan losses and recorded investment in loans for the three and six months ended December 31, 2013 and 2012 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended December 31, 2013	(In Thousands)
Balance at September 30, 2013	$762	$2,301	$234	$302	$33	$315	$1,066	$396	$34	$34	$5,477
Charge-offs	(98)	(17)	-	-	-	-	-	(34)	(1)	-	(150)
Recoveries	-	-	2	-	-	-	13	-	-	-	15
Provision	25	76	-	-	-	-	-	49	-	-	150
Balance at December 31, 2013	$689	$2,360	$236	$302	$33	$315	$1,079	$411	$33	$34	$5,492

Three Months Ended December 31, 2012
Balance at September 30, 2012	$876	$2,366	$208	$283	$39	$21	$963	$379	$25	$12	$5,172
Charge-offs	(113)	(56)	(50)	-	-	-	-	-	-	(8)	(227)
Recoveries	2	-	2	-	-	-	-	-	-	3	7
Provision	26	60	7	10	1	4	50	15	1	1	175
Balance at December 31, 2012	$791	$2,370	$167	$293	$40	$25	$1,013	$394	$26	$8	$5,127

Six Months Ended December 31, 2013
Balance at June 30, 2013	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Charge-offs	(98)	(20)	-	-	-	-	-	(81)	(1)	-	(200)
Recoveries	-	-	3	-	-	-	14	-	-	11	28
Provision	25	165	-	-	-	-	-	60	-	-	250
Balance at December 31, 2013	$689	$2,360	$236	$302	$33	$315	$1,079	$411	$33	$34	$5,492

Six Months Ended December 31, 2012
Balance at June 30, 2012	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Charge-offs	(113)	(87)	(50)	-	-	-	-	-	-	(8)	(258)
Recoveries	5	-	2	-	-	-	-	-	-	5	12
Provision	34	97	9	13	2	5	44	19	1	1	225
Balance at December 31, 2012	$791	$2,370	$167	$293	$40	$25	$1,013	$394	$26	$8	$5,127

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
At December 31, 2013	(In Thousands)
Allowance:
Impaired loans	$-	$12	$-	$-	$-	$-	$1	$-	$-	$-	$13
Non-impaired loans	689	2,348	236	302	33	315	1,078	411	33	34	5,479
Total allowance for loan losses	$689	$2,360	$236	$302	$33	$315	$1,079	$411	$33	$34	$5,492
Loans:
Impaired loans	$821	$4,916	$-	$113	$-	$-	$4,563	$65	$-	$-	$10,478
Non-impaired loans	107,389	188,247	37,036	41,655	3,809	28,740	48,998	21,987	8,685	2,500	489,046
Total loans	$108,210	$193,163	$37,036	$41,768	$3,809	$28,740	$53,561	$22,052	$8,685	$2,500	$499,524

At June 30, 2013
Allowance:
Impaired loans	$-	$32	$-	$-	$-	$-	$-	$-	$-	$-	$32
Non-impaired loans	762	2,183	233	302	33	315	1,065	432	34	23	5,382
Total allowance for loan losses	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Loans:
Impaired loans	$1,405	$8,170	$-	$335	$-	$-	$4,941	$103	$-	$-	$14,954
Non-impaired loans	106,212	159,211	36,093	41,993	3,736	21,237	38,625	21,613	7,682	1,679	438,081
Total loans	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237	$43,566	$21,716	$7,682	$1,679	$453,035

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2013 and June 30, 2013, the Company was servicing loans for participants aggregating $34.5 million and $35.0 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at December 31, 2013 and June 30, 2013 and our consolidated results of operations for the three and six months ended December 31, 2013 and 2012, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse effect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, and changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, including the section titled Item 1A –“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Judgment and Uncertainties. In determining the realizability of the deferred tax asset, we use historical and forecasted operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations to determine if a valuation allowance is warranted. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Overview

Total Assets. The Company’s total assets increased $41.4 million, or 6.3%, from $653.0 million at June 30, 2013 to $694.3 million at December 31, 2013. Net loans, including loans held for sale, increased $45.8 million, or 10.1%, from $451.6 million at June 30, 2013 to $497.5 million at December 31, 2013. Securities available for sale increased $3.8 million, or 2.7%, to $142.5 million and cash and cash equivalents decreased $10.7 million, or 41.7%, to $14.9 million at December 31, 2013.  Deposits increased $2.3 million, or 0.5%, from $474.8 million at June 30, 2013 to $477.1 million at December 31, 2013.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited condensed consolidated financial statements. Current period purchases of municipal bonds were partially offset by the principal payments and unrealized losses on residential mortgage-backed securities during the six months ended December 31, 2013.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements. The increases in commercial real estate, commercial, and commercial construction loans were due to the Company’s increased emphasis on obtaining commercial lending relationships.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the six months ended December 31, 2013, loans sold totaled $11.9 million. Of the $11.9 million of loans sold, $5.2 million were sold on a servicing-released basis, and $6.7 million were sold on a servicing-retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited condensed consolidated financial statements.

	At December 31,	At June 30,
	2013	2013
	(Dollars in Thousands)

Total non-performing loans	$2,970	$3,979
Other real estate owned	1,274	1,221
Total non-performing assets	$4,244	$5,200

Performing troubled debt restructurings, not reported above	$4,891	$7,258

Ratios:
Non-performing loans to total loans	0.59%	0.88%
Non-performing assets to total assets	0.61%	0.80%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2013 to December 31, 2013, commercial non-performing loans have decreased $4,000; residential mortgage non-performing loans have decreased $735,000; consumer, including home equity and manufactured homes, non-performing loans have decreased $260,000; and commercial real estate non-performing loans have decreased $10,000. In addition, in January 2014, a $500,000 commercial real estate non-accrual loan was paid in full.  At December 31, 2013, the Company had fourteen troubled debt restructurings (TDRs) totaling approximately $5.4 million, of which $557,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to $136,000 for the six month period ended December 31, 2013. At June 30, 2013, the Company had sixteen TDRs consisting of commercial and mortgage loans totaling approximately $7.8 million, of which $580,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to $239,000 for the year ended June 30, 2013.

As of December 31, 2013, loans on non-accrual status totaled $3.0 million which consisted of $2.5 million in loans that were 90 days or greater past due and $421,000 in loans that are current or less than 30 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of December 31, 2013, commercial real estate non-accrual loans less than 90 days past due were $138,000, 1-4 family residential non-accrual loans less than 90 days past due were $231,000, and home equity second lien non-accrual loans less than 90 days past due were $52,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of collateral if the loan is collateral dependent and any change in present value is recorded within the provision for loan loss. Impaired loans decreased to $10.5 million at December 31, 2013 from $ 15.0 million at June 30, 2013. The Company established specific reserves aggregating $13,000 and $32,000 for impaired loans at December 31, 2013 and June 30, 2013, respectively.  Such reserves relate to three impaired loan relationships with a carrying value of $1.3 million, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of December 31, 2013.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2013, the Company had eight properties with a carrying value of $1.3 million classified as OREO. Two of these properties were commercial properties valued at $612,000, three properties were residential properties valued at $623,000, and three properties were manufactured homes valued at $39,000 in aggregate.

Allowance for Loan Losses. The following table sets forth ratios relating to the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Ratios:
Net charge-offs to average loans outstanding	0.03%	0.05%	0.04%	0.06%
Allowance for loan losses to non-performing loans at end of period	184.92%	116.60%	184.92%	116.60%
Allowance for loan losses to total loans at end of period	1.10%	1.19%	1.10%	1.19%

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

Loan Servicing.  In the ordinary course of business, the Company sells real estate loans to the secondary market.  The Company retains servicing on certain loans sold and earns servicing fees of 0.25% per annum based on the monthly outstanding balance of the loans serviced.  The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.  The Company’s mortgage servicing asset valuation is performed on a quarterly basis by an independent third party, using a statistical valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.  For the six months ended December 31, 2013, the increase in the fair market value of mortgage servicing assets was $68,000.

The changes in servicing assets measured using fair value are on page 12. There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the six months ended December 31, 2013 and 2012, amounts recognized for loan servicing fees amounted to $190,000 and $171,000, respectively, which are included in other non-interest income in the consolidated statements of net income.  The unpaid principal balance of mortgages serviced for others was $70.9 million and $67.7 million at December 31, 2013 and June 30, 2013, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2013		2013
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$77,583	16.26%	$74,081	15.60%	$3,502	4.73%
Savings deposits	102,372	21.46	104,893	22.09	(2,521)	(2.40)
Money market	90,532	18.97	84,277	17.75	6,255	7.42
NOW accounts	50,640	10.61	46,220	9.73	4,420	9.56
Total transaction accounts	321,127	67.30	309,471	65.18	11,656	3.77
Certificates of deposit	156,012	32.70	165,327	34.82	(9,315)	(5.63)

Total deposits	$477,139	100.00%	$474,798	100.00%	$2,341	0.49%

Deposits increased $2.3 million, or 0.5%, to $477.1 million at December 31, 2013 from $474.8 million at June 30, 2013.

Borrowings include advances from the FHLB and have increased $39.4 million, or 45.3%, to $126.4 million at December 31, 2013 from $87.0 million at June 30, 2013. The Company primarily used these FHLB borrowings to fund its loan demand.

Stockholders’ Equity. Stockholders’ equity increased $955,000, or 1.1%, to $84.6 million at December 31, 2013 from $83.7 million at June 30, 2013. During the six months ended December 31, 2013, the Company purchased 17,622 shares of Company stock for $270,000 at an average price of $15.30 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 260 shares of Company stock, at an average price of $15.52 per share, in the six months ended December 31, 2013 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations. In addition, there was a $898,000 decrease in accumulated other comprehensive income from June 30, 2013 to December 31, 2013 due to the continued impact of the rising interest rate environment on the fair value of securities available for sale. Offsets to the increase in treasury stock and decrease in accumulated other comprehensive income were a $1.6 million increase in retained earnings, a $315,000 increase in additional paid-in capital, a $212,000 decrease in ESOP unearned compensation and a $4,000 decrease in equity incentive plan unearned compensation. Our ratio of capital to total assets decreased to 12.2% at December 31, 2013 compared to 12.8% at June 30, 2013. The Company’s book value per share as of December 31, 2013 was $14.98 compared to $14.86 at June 30, 2013.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

Net Income. The Company had a $250,000 increase in net income for the three months ended December 31, 2013 to $1.0 million, or $0.19 per fully diluted share, as compared to $771,000, or $0.14 per fully diluted share, for the same period in 2012. For the three months ended December 31, 2013, net income included net non-core charges of $408,000 included in non-interest expense related to a proxy contest. The Company had an increase in net interest income of $390,000, or 8.3%, for the three months ended December 31, 2013 compared to the same period in 2012 due to an increase in interest and dividend income of $307,000, or 5.0%, and a decrease in total interest expense of $83,000 or 5.9%. The provision for loan losses decreased $25,000 for the three months ended December 31, 2013 compared to the same period in 2012.  For the three months ended December 31, 2013 there was a decrease in total non-interest income of $161,000 compared to the three months ended December 31, 2012. Non-interest expense decreased $120,000, or 2.7%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Our combined federal and state effective tax rate was 36.1% for the three months ended December 31, 2013 compared to 37.0% for the same period in 2012.

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

	Three Months Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$492,376	$5,728	4.65%	$430,077	$5,400	5.02%
Investment securities	147,790	691	1.87	150,450	711	1.89
Federal funds sold and other short-term investments	14,609	9	0.25	21,977	10	0.18
Total interest earning assets	654,775	6,428	3.93	602,504	6,121	4.06
Allowance for loan losses	(5,526)			(5,054)
Total interest-earning assets less allowance for loan losses	649,249			597,450
Non-interest-earning assets	42,955			47,138
Total assets	$692,204			$644,588

Interest-bearing liabilities:
Savings deposits	$111,218	36	0.13	$97,043	52	0.21
Money market	85,047	74	0.35	73,866	79	0.43
NOW accounts	45,908	29	0.25	39,933	33	0.33
Certificates of deposit	162,262	606	1.49	173,698	783	1.80
Total deposits	404,435	745	0.74	384,540	947	0.99
Borrowed funds	119,437	586	1.96	99,477	467	1.88
Total interest-bearing liabilities	523,872	1,331	1.02	484,017	1,414	1.16
Demand deposits	79,316			67,216
Other non-interest-bearing liabilities	4,263			5,903
Total liabilities	607,451			557,136
Equity	84,753			87,452
Total liabilities and equity	$692,204			$644,588

Net interest income		$5,097			$4,707
Interest rate spread (3)			2.91%			2.90%
Net interest-earning assets (4)	$130,903			$118,487

Net interest margin (5)			3.11%			3.12%
Average interest-earning assets to interest-bearing liabilities			124.99%			124.48%

(1) Yields and rates for the three months ended December 31, 2013 and 2012 are annualized.
(2) Includes loans held for sale.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
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

	Three Months Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$744	$(416)	$328
Investment securities	(12)	(8)	(20)
Federal funds sold and other short-
term investments	(4)	3	(1)
Total interest income	728	(421)	307

Interest expense:
Savings deposits	7	(23)	(16)
Money market	11	(16)	(5)
NOW accounts	4	(8)	(4)
Certificates of deposits	(49)	(128)	(177)
Total deposits	(27)	(175)	(202)
Borrowed funds	97	22	119
Total interest expense	70	(153)	(83)
Change in net interest income	$657	$(267)	$390

(1) Includes loans held for sale.

Interest Income. Interest income for the three months ended December 31, 2013 increased $307,000, or 5.0%, to $6.4 million over the same period of 2012, primarily as a result of a $328,000 increase in loan interest income due to an increase in average loan balances of $62.3 million. The average yield on interest-earning assets decreased 13 basis points to 3.93% for the three months ended December 31, 2013, compared to 4.06% for the same period in 2012 reflective of the current interest environment.

    Interest Expense. Interest expense decreased $83,000, or 5.9%, to $1.3 million for the three months ended December 31, 2013 compared to the same period in 2012. This decrease was primarily caused by a decrease in deposit interest expense of $202,000 due to a decrease in rates. This was partially offset by an increase in borrowing interest expense of $119,000 due to an increase in balances and borrowing rates of 8 basis points. The average cost of funds decreased to 1.02% for the three months ended December 31, 2013, a decrease of 14 basis points from a cost of funds of 1.16% for the same period in 2012. The decrease in the cost of funds is partially due to the current low interest rate environment and management’s focus on obtaining core deposits.

   Net Interest Income. Net interest income for the three months ended December 31, 2013 was $5.1 million, an increase of $390,000, or 8.3%, over the same period of 2012. This was due to a $83,000 decrease in interest expense for the three months ended December 31, 2013 compared to the same period in 2012 and an increase in interest income of $307,000 for the three months December 31, 2013 over the same period in 2012.

Provision for Loan Losses. The Company’s provision for loan loss expense was $150,000 for the three months ended December 31, 2013 compared to $175,000 for the three months ended December 31, 2012.  The decrease in the provision was due to a decrease in delinquent non-accrual and impaired loans offset by an increase in loan growth.  As of December 31, 2013, the Company’s total allowance for loan losses of $5.5 million increased $78,000 compared to June 30, 2013. The decrease in the allowance for loan losses to 1.10% of total loans as of December 31, 2013 compared to 1.19% of total loans as of December 31, 2012 was deemed appropriate due to a decrease in delinquent, non-accrual and impaired loans as well as an overall improvement in the economy. The allowance for loan losses covers 184.9% of our non-performing loans at December 31, 2013, compared to 136.1% at June 30, 2013 and 116.6% at December 31, 2012.

    Non-interest Income. Total non-interest income was $911,000 for the three months ended December 31, 2013, a decrease of $161,000 or 15.0% from the same period a year ago. The decrease in non-interest income was primarily due to a decrease on the gain on sales of loans, net, of $221,000 or 68.9% for the three months ended December 31, 2013 compared to the same period a year ago. These decreases were partially offset by an increase in customer service fees of $56,000, or 11.1%, for the three months ended December 31, 2013 compared to the same period for 2012 due to a new fee structure.

Non-interest Expense. Total non-interest expense decreased $120,000, or 2.7%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This included $408,000 of non-recurring charges due to the proxy contest described previously. There was a $261,000, or 10.3%, decrease in salaries and employee benefits due to the Company’s restructuring of its senior management team, as well as a significant reduction in expenses related to grants under the 2008 Equity Incentive Plan. There were also a $53,000 decrease in data processing services due to a change in the contract and a $13,000 decrease in advertising expenses, which were offset by a $6,000 increase in occupancy and equipment expenses, a $11,000 increase in FDIC insurance expenses, a $175,000 increase in other general and administrative expenses and a net loss of $15,000 on other real estate owned.

Income Taxes. Income tax expense increased $124,000 for the three months ended December 31, 2013 compared to the same period for 2012. Our combined federal and state effective tax rate was 36.1% for the three months ended December 31, 2013 compared to 37.0% for the three months ended December 31, 2012.

Comparison of Operating Results for the Six Months Ended December 31, 2013 and December 31, 2012

Net Income. The Company had a $696,000 increase in net income for the six months ended December 31, 2013 to $2.2 million, or $0.41 per fully diluted share, as compared to $1.5 million, or $0.28 per fully diluted share, for the same period in 2012. For the six months ended December 31, 2013, net income included non-recurring charges of $410,000 related to a proxy contest included in non-interest expense. The Company had an increase in net interest income of $477,000, or 5.0%, for the six months ended December 31, 2013 compared to the same period in 2012 due to a decrease in total interest expense of $230,000 or 8.2%, and an increase in interest and dividend income of $247,000, or 2.0%. The provision for loan losses increased $25,000 for the six months ended December 31, 2013 compared to the same period in 2012 primarily due to the increase in loan growth.  For the six months ended December 31, 2013 there was a decrease in total non-interest income of $24,000 compared to the six months ended December 31, 2012. Non-interest expense decreased $579,000 or 6.5%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Our combined federal and state effective tax rate was 36.1% for the six months ended December 31, 2013 compared to 38.2% for the same period in 2012.

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

	Six Months Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$480,962	$11,237	4.67%	$424,717	$10,856	5.11%
Investment securities	145,520	1,318	1.81	148,498	1,460	1.97
Federal funds sold and other short-term investments	16,326	22	0.27	16,972	14	0.16
Total interest earning assets	642,808	12,577	3.91	590,187	12,330	4.18
Allowance for loan losses	(5,490)			(5,088)
Total interest-earning assets less allowance for loan losses	637,318			585,099
Non-interest-earning assets	44,909			45,151
Total assets	$682,227			$630,250

Interest-bearing liabilities:
Savings deposits	$110,433	75	0.14	$97,482	106	0.22
Money market	83,617	143	0.34	65,402	136	0.42
NOW accounts	45,362	61	0.27	40,005	67	0.33
Certificates of deposit	163,445	1,268	1.55	175,192	1,595	1.82
Total deposits	402,857	1,547	0.77	378,081	1,904	1.01
Borrowed funds	113,533	1,045	1.84	94,134	918	1.95
Total interest-bearing liabilities	516,390	2,592	1.00	472,215	2,822	1.20
Demand deposits	76,442			64,507
Other non-interest-bearing liabilities	5,185			5,781
Total liabilities	598,017			542,503
Equity	84,210			87,747
Total liabilities and equity	$682,227			$630,250

Net interest income		$9,985			$9,508
Interest rate spread (3)			2.91%			2.98%
Net interest-earning assets (4)	$126,418			$117,972

Net interest margin (5)			3.11%			3.22%
Average interest-earning assets to interest-bearing liabilities			124.48%			124.98%

(1) Yields and rates for the six months ended December 31, 2013 and 2012 are annualized.
(2) Includes loans held for sale.
(3) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the period indicated.
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

	Six Months Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$1,363	$(982)	$381
Investment securities	(29)	(113)	(142)
Federal funds sold and other short-
term investments	(1)	9	8
Total interest income	1,333	(1,086)	247

Interest expense:
Savings deposits	13	(44)	(31)
Money market	34	(27)	7
NOW accounts	8	(14)	(6)
Certificates of deposits	(102)	(225)	(327)
Total deposits	(47)	(310)	(357)
Borrowed funds	181	(54)	127
Total interest expense	134	(364)	(230)
Change in net interest income	$1,200	$(723)	$477

(1) Includes loans held for sale.

Interest Income. Interest income for the six months ended December 31, 2013 increased $247,000, or 2.0%, to $12.6 million over the same period of 2012, primarily as a result of a $381,000 increase in loan interest income due to an increase in the average loan balances of $56.2 million.  The increase in loan interest income was partially offset by a $142,000 decrease in debt security income for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

    Interest Expense. Interest expense decreased $230,000, or 8.2%, to $2.6 million for the six months ended December 31, 2013. This decrease was primarily caused by a decrease in deposit interest expense of $357,000 due to a decrease in rates. This was partially offset by an increase in borrowing interest expense of $127,000 due to an increase in balances, offset by a decline in rates. The average cost of funds decreased to 1.00% for the six months ended December 31, 2013, a decrease of 20 basis points from a cost of funds of 1.20% for the same period in 2012.

   Net Interest Income. Net interest income for the six months ended December 31, 2013 was $10.0 million, an increase of $477,000 or 5.0%, over the same period of 2012. This was due to a $230,000 decrease in interest expense and an increase of $247,000 in interest income for the six months ended December 31, 2013 compared to the same period in 2012.

Provision for Loan Losses. The Company’s provision for loan loss expense was $250,000 for the six months ended December 31, 2013 compared to $225,000 for the six months ended December 31, 2012.  The increase in the provision was due to an increase in loan growth offset by improved asset quality.  The decrease in the allowance for loan losses to 1.10% of total loans as of December 31, 2013 compared to 1.19% of total loans as of December 31, 2012 was deemed appropriate due to a decrease in delinquent, non-accrual and impaired loans as well as an overall improvement in the economy. In comparing December 31, 2013 to June 30, 2013, delinquent, impaired and non-accrual loans have decreased. The allowance for loan losses covers 184.9% of our non-performing loans at December 31, 2013, compared to 136.1% at June 30, 2013 and 116.6% at December 31, 2012.

            Non-interest Income. Total non-interest income was $2.0 million for the six months ended December 31, 2013, a decrease of $24,000, or 1.2%, from the same period a year ago. There was a decrease on the gain on sales of loans, net of $331,000 or 64.1% for the six months ended December 31, 2013 compared to the same period a year ago due to a decrease in the volume of loan refinances.  There was also a decrease in the cash surrender value of bank-owned life insurance of $12,000 or 4.4% for the six months ended December 31, 2013 compared to the same period in 2012. These decreases were partially offset by increases in customer service fees of $110,000 or 10.8% due to change in fee structure, and an increase in other non-interest income of $209,000 which was primarily due to an increase in the fair value of mortgage servicing rights.

Non-interest Expense. Non-interest expense decreased $579,000, or 6.5%, to $8.3 million for the six months ended December 31, 2013 compared to the same period for 2012. This included $410,000 of non-recurring charges due to a proxy contest as previously described. There was a $520,000, or 10.4%, decrease in salaries and employee benefits due to the Company’s restructuring of its senior management team, as well as a significant reduction in expenses related to grants under the 2008 Equity Incentive Plan. There were also decreases in data processing services of $91,000 due to a change in the contract, advertising expenses of $17,000, and other general and administrative expenses of $30,000.

Income Taxes. Income tax expense increased $311,000 for the six months ended December 31, 2013 compared to the same period for 2012. Our combined federal and state effective tax rate was 36.1% for the six months ended December 31, 2013 compared to 38.2% for the six months ended December 31, 2012.

Minimum Regulatory Capital Requirements. As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of December 31, 2013 and June 30, 2013 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2013:

Total capital (to risk weighted assets):
Consolidated	$89,977	17.4%	$41,417	8.0%	N/A	N/A
Bank	83,429	16.2	41,265	8.0	$51,581	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	84,475	16.3	$20,709	4.0	N/A	N/A
Bank	77,928	15.1	20,632	4.0	30,949	6.0

Tier 1 capital (to average assets):
Consolidated	84,475	12.2	$27,665	4.0	N/A	N/A
Bank	77,928	11.3	27,529	4.0	34,411	5.0

As of June 30, 2013:

Total capital (to risk weighted assets):
Consolidated	$88,670	19.1%	$37,077	8.0%	N/A	N/A
Bank	80,350	17.5	36,788	8.0	$45,985	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	83,248	18.0	18,538	4.0	N/A	N/A
Bank	74,928	16.3	18,394	4.0	27,591	6.0

Tier 1 capital (to average assets):
Consolidated	83,248	12.7	26,240	4.0	N/A	N/A
Bank	74,928	11.6	25,827	4.0	32,284	5.0

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

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2013, cash and cash equivalents totaled $14.9 million, or 2.2% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2013 and June 30, 2013.

	December 31, 2013	June 30, 2013
	(In Thousands)
Commitments to grant loans (1)	$37,839	$63,607
Commercial loan lines-of-credit (2)	34,098	29,882
Unused portions of home equity lines-of-credit (3)	34,000	34,498
Unused portion of construction loans (4)	22,730	25,164
Unused portion of mortgage loans	16	26
Unused portion of personal lines-of-credit (5)	1,861	1,852
Standby letters of credit (6)	545	548
Total loan commitments	$131,089	$155,577

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

The following table sets forth, as of December 31, 2013, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-14.28%
300 basis point increase in rates	-9.89%
200 basis point increase in rates	-5.64%
100 basis point increase in rates	-1.72%
100 basis point decrease in rates	-7.00%

As indicated in the table above, the result of a 200 basis point increase in interest rates is estimated to decrease net interest income by 5.64% and 9.89% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 7.00%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended December 31, 2013 that were discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 (the “2013 10-K”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that the Company believes are most important for you to consider are contained in the section entitled “Risk Factors” in the Company’s 2013 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In August 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Seventh Stock Repurchase Program”) for the purchase of up to 289,106 shares, or approximately 5% of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of December 31, 2013, there were 98,546 shares that may be repurchased under the Seventh Stock Repurchase Program, and the Company intends to complete all repurchases under the program within twelve months from the first date of repurchase under the Seventh Stock Repurchase Program.

There were no repurchases of common stock for the three months ending December 31, 2013.

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
101
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Net Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, initially filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on June 9, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2012.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on August 12, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on January 19, 2007.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for the quarter ended December 31, 2012, as filed with the SEC on February 12, 2013.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-33144) as filed with the SEC on November 7, 2013.

(10)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-33144) for quarter ended March 31, 2008, as filed with the SEC on May 15, 2009.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-33144) for year ended June 30, 2013, as filed with the SEC on September 17, 2013.

@	Denotes management compensation plan or contract.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 12, 2014	/s/ Glenn S. Welch
Glenn S. Welch
Chief Executive Officer and President

Date: February 12, 2014	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer and Treasurer