Form 10-Q
period 2014-03-31
Hampden Bancorp, Inc.
filed 2014-05-14
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 6, 2014 there were 5,654,136 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

ASSETS
	March 31,	June 30,
	2014	2013
Cash and due from banks	$11,375	$13,737
Federal funds sold and other short-term investments	22,096	11,881
Cash and cash equivalents	33,471	25,618

Securities available for sale, at fair value	145,815	138,730
Federal Home Loan Bank of Boston stock, at cost	6,815	5,092
Loans held for sale	370	1,274
Loans, net of allowance for loan losses of $5,618
at March 31, 2014 and $5,414 at June 30, 2013	498,674	450,347
Other real estate owned	1,240	1,221
Premises and equipment, net	4,704	5,010
Accrued interest receivable	1,737	1,636
Deferred tax asset, net	4,881	4,584
Bank-owned life insurance	17,337	16,956
Other assets	2,563	2,494
Total assets	$717,607	$652,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$503,498	$474,798
Short-term borrowings	13,000	4,500
Long-term debt	108,412	82,492
Mortgagors' escrow accounts	1,169	1,100
Accrued expenses and other liabilities	5,661	6,413
Total liabilities	631,740	569,303

Commitments and contingencies

Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	-	-
Common stock ($.01 par value, 25,000,000 shares authorized; 8,025,895 issued
at March 31, 2014 and 7,982,976 issued at June 30, 2013; 5,654,136 outstanding at March 31, 2014 and 5,629,099 outstanding at June 30, 2013)	80	80
Additional paid-in capital	80,313	79,926
Unearned compensation - ESOP (328,597 shares unallocated at March 31, 2014 and
360,397 shares unallocated at June 30, 2013)	(3,286)	(3,604)
Unearned compensation - equity incentive plan	(10)	(16)
Retained earnings	36,749	34,450
Accumulated other comprehensive income (loss)	(182)	346
Treasury stock, at cost (2,371,759 shares at March 31, 2014 and 2,353,877 shares at June 30, 2013)	(27,797)	(27,523)
Total stockholders' equity	85,867	83,659
	$717,607	$652,962

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$5,699	$5,268	$16,936	$16,124
Debt securities	701	640	2,009	2,086
Dividends	27	5	37	19
Federal funds sold and other short-term investments	7	11	29	25
Total interest and dividend income	6,434	5,924	19,011	18,254

Interest expense:
Deposits	726	895	2,273	2,799
Borrowings	566	451	1,611	1,369
Total interest expense	1,292	1,346	3,884	4,168

Net interest income	5,142	4,578	15,127	14,086
Provision for loan losses	150	100	400	325
Net interest income, after provision for loan losses	4,992	4,478	14,727	13,761

Non-interest income:
Customer service fees	504	469	1,634	1,489
Gain on sales of securities, net	-	114	-	114
Gain on sales of loans, net	40	231	225	748
Increase in cash surrender value of bank-owned life insurance	121	128	381	400
Other	123	236	562	465
Total non-interest income	788	1,178	2,802	3,216

Non-interest expense:
Salaries and employee benefits	2,407	2,369	6,906	7,388
Occupancy and equipment	485	510	1,415	1,420
Data processing services	268	275	682	779
Advertising	134	122	390	395
Net loss (gain) on other real estate owned	50	(19)	69	(31)
FDIC insurance assessment	98	88	294	256
Other general and administrative	742	1,001	2,693	2,984
Total non-interest expense	4,184	4,346	12,449	13,191

Income before income taxes	1,596	1,310	5,080	3,786

Income tax provision	575	485	1,831	1,430
Net income	$1,021	$825	$3,249	$2,356

Earnings per share:
Basic	$0.19	$0.15	$0.61	$0.43
Diluted	$0.19	$0.15	$0.60	$0.42

Weighted average shares outstanding:
Basic	5,313,484	5,389,400	5,296,098	5,429,139
Diluted	5,439,177	5,560,481	5,427,953	5,557,921

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net income	$1,021	$825	$3,249	$2,356

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	579	(522)	(825)	(595)
Reclassification adjustment for gains realized in income	-	(114)	-	(114)
Net unrealized gains (losses)	579	(636)	(825)	(709)
Tax effect	209	(237)	(297)	(233)
Other comprehensive income (loss), net-of-tax	370	(399)	(528)	(476)
Comprehensive income	$1,391	$426	$2,721	$1,880

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except share and per share data)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other
	Common Stock		Paid-in	Compensation	Equity	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	- ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Total

Balance at June 30, 2012	5,968,395	$80	$78,995	$(4,028)	$(225)	$32,473	$2,117	$(22,252)	$87,160
Comprehensive income	-	-	-	-	-	2,356	(476)	-	1,880
Issuance of common stock for exercise of stock options	30,828	-	326	-	-	-	-	-	326
Cash dividends paid ($0.13 per share)	-	-	-	-	-	(726)	-	-	(726)
Common stock repurchased	(213,138)	-	-	-	-	-	-	(2,878)	(2,878)
Stock-based compensation	-	-	266	-	207	-	-	-	473
Tax benefit from equity incentive plan vesting	-	-	106	-	-	-	-	-	106
ESOP shares allocated or committed to be allocated (31,800 shares)	-	-	86	318	-	-	-	-	404
Balance at March 31, 2013	5,786,085	$80	$79,779	$(3,710)	$(18)	$34,103	$1,641	$(25,130)	$86,745

Balance at June 30, 2013	5,629,099	80	79,926	(3,604)	(16)	34,450	346	(27,523)	83,659
Comprehensive income	-	-	-	-	-	3,249	(528)	-	2,721
Issuance of common stock for exercise of stock options	42,919	-	163	-	-	-	-	-	163
Cash dividends paid ($0.18 per share)	-	-	-	-	-	(950)	-	-	(950)
Common stock repurchased	(17,882)	-	-	-	-	-	-	(274)	(274)
Stock-based compensation	-	-	27	-	6	-	-	-	33
Tax benefit from equity incentive plan vesting	-	-	1	-	-	-	-	-	1
ESOP shares allocated or committed to be allocated (31,800 shares)	-	-	196	318	-	-	-	-	514
Balance at March 31, 2014	5,654,136	$80	$80,313	$(3,286)	$(10)	$36,749	$(182)	$(27,797)	$85,867

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,249	$2,356
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	400	325
Change in fair value of mortgage servicing rights	44	(149)
Net amortization of premiums on securities	285	614
Depreciation and amortization	513	544
Gain on sales of securities, net	-	(114)
Loans originated for sale	(13,394)	(24,271)
Proceeds from loan sales	14,523	24,897
Gain on sales of loans, net	(225)	(748)
Net loss (gain) on other real estate owned	69	(31)
Increase in cash surrender value of bank-owned
life insurance	(381)	(400)
Deferred tax expense (benefit)	2	(69)
ESOP expense	514	404
Stock-based compensation	33	473
Tax benefit from equity incentive plan vesting	(1)	(106)
Net change in:
Accrued interest receivable	(101)	(2)
Other assets	(114)	144
Accrued expenses and other liabilities	(752)	391
Net cash provided by operating activities	4,664	4,258

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	3,189
Maturities and calls	1,461	178
Principal payments	22,384	33,633
Purchases	(32,040)	(38,388)
Purchase of loans	(2,640)	(4,115)
Loan originations, net of principal payments	(46,547)	(28,933)
Purchase of Federal Home Loan Bank stock	(1,723)	(89)
Proceeds from sale of other real estate owned	372	809
Purchase of bank-owned life insurance	-	(221)
Purchase of premises and equipment	(207)	(583)
Net cash used in investing activities	(58,940)	(34,520)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Net change in deposits	28,700	43,230
Net change in repurchase agreements	-	(1,784)
Net change in short-term borrowings	8,500	4,000
Proceeds from issuance of long-term debt	53,169	15,500
Repayment of long-term debt	(27,249)	(9,251)
Net change in mortgagors' escrow accounts	69	66
Tax benefit from equity incentive plan vesting	1	106
Issuance of common stock for exercise of stock options	163	326
Repurchase of common stock	(274)	(2,878)
Payment of dividends on common stock	(950)	(726)
Net cash provided by financing activities	62,129	48,589

Net change in cash and cash equivalents	7,853	18,327
Cash and cash equivalents at beginning of period	25,618	27,923
Cash and cash equivalents at end of period	$33,471	$46,250

Supplemental cash flow information:
Interest paid on deposits	$2,273	$2,799
Interest paid on borrowings	1,615	1,125
Income taxes paid	1,220	960
Transfers from loans to other real estate owned	460	413

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim periods ended March 31, 2014 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2013 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 17, 2013.

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

2. Recent Accounting Pronouncements

        During the quarter ended September 30, 2013, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, related to disclosure of amounts reclassified out of accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per share for the three and nine month periods ended March 31, 2014 and 2013 have been computed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net income applicable to common stock (in thousands)	$1,021	$825	$3,249	$2,356

Average number of shares issued	8,023,200	7,982,275	8,015,915	7,965,988
Less: average unallocated ESOP shares	(335,557)	(377,953)	(346,248)	(388,644)
Less: average treasury stock	(2,371,759)	(2,197,270)	(2,371,088)	(2,109,171)
Less: average unvested restricted stock awards	(2,400)	(17,652)	(2,481)	(39,034)
Average number of basic shares outstanding	5,313,484	5,389,400	5,296,098	5,429,139

Plus: dilutive unvested restricted stock awards	1,488	14,269	1,447	27,363
Plus: dilutive stock option shares	124,205	156,812	130,408	101,419
Average number of diluted shares outstanding	5,439,177	5,560,481	5,427,953	5,557,921

Basic earnings per share	$0.19	$0.15	$0.61	$0.43
Diluted earnings per share	$0.19	$0.15	$0.60	$0.42

4. Dividends

On February 4, 2014, the Company declared a cash dividend of $0.06 per common share which is payable on February 28, 2014 to stockholders of record as of the close of business on February 14, 2014.

On May 6, 2014, the Company declared a cash dividend of $0.06 per common share which is payable on May 30, 2014 to stockholders of record as of the close of business on May 16, 2014.

5. Loan Commitments

Outstanding loan commitments totaled $132.0 million at March 31, 2014 and $155.6 million at June 30, 2013. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2014 and June 30, 2013 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2014	(In Thousands)
Debt securities:
Municipal bonds	$-	$11,754	$-	$11,754
Corporate bonds	-	3,093	-	3,093
Residential mortgage-backed securities:
Government-sponsored enterprise	-	129,089	-	129,089
Non-government-sponsored enterprise	-	1,803	-	1,803
Total debt securities	-	145,739	-	145,739
Marketable equity securities	76	-	-	76
Mortgage servicing rights	-	-	780	780
Total assets measured at fair value on a recurring basis	$76	$145,739	$780	$146,595

June 30, 2013
Debt securities:
Municipal bonds	$-	$395	$-	$395
Corporate bonds	-	3,076	-	3,076
Residential mortgage-backed securities:
Government-sponsored enterprise	-	132,988	-	132,988
Non-government-sponsored enterprise	-	2,203	-	2,203
Total debt securities	-	138,662	-	138,662
Marketable equity securities	68	-	-	68
Mortgage servicing rights	-	-	654	654
Total assets measured at fair value on a recurring basis	$68	$138,662	$654	$139,384

The table below presents, for the three and nine months ended March 31, 2014 and 2013, the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Mortgage Servicing Rights
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In Thousands)
Beginning balance	$783	$444	$654	$445
Changes in fair value	(17)	(47)	44	(149)
Capitalized servicing assets	14	166	82	267
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$780	$563	$780	$563

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs, charge-offs, and specific loss allocations of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets measured at fair value on a non-recurring basis as of March 31, 2014 and June 30, 2013.

	Level 1	Level 2	Level 3
March 31, 2014	(In Thousands)
Other real estate owned	$-	$-	$1,240

June 30, 2013
Impaired loans	$-	$-	$292
Other real estate owned	-	-	1,221
Total assets	$-	$-	$1,513

During the nine months ended March 31, 2014 there were no transfers from levels 1, 2, or 3.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $50,000 and $69,000 loss on OREO for the three and nine months ended March 31, 2014, compared to a gain on OREO of $19,000 and $31,000 for the same periods in 2013, respectively. At March 31, 2014 and June 30, 2013, the amount of OREO represents the carrying value, net of related charge-offs and write-downs for which adjustments are based on current appraised value of the collateral or, where current appraised value is not obtained, management’s discounted estimate of the fair value of the collateral.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$33,471	$33,471	$-	$-	$33,471
Securities available for sale	145,815	76	145,739	-	145,815
Federal Home Loan Bank stock	6,815	-	-	6,815	6,815
Loans held for sale	370	-	-	370	370
Loans, net	498,674	-	-	504,816	504,816
Accrued interest receivable	1,737	-	-	1,737	1,737
Mortgage servicing rights (1)	780	-	-	780	780

Financial liabilities:
Deposits	503,498	-	-	505,316	505,316
Short-term borrowings	13,000	-	13,000	-	13,000
Long-term debt	108,412	-	119,861	-	119,861
Mortgagors' escrow accounts	1,169	-	-	1,169	1,169

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,618	$25,618	$-	$-	$25,618
Securities available for sale	138,730	68	138,662	-	138,730
Federal Home Loan Bank stock	5,092	-	-	5,092	5,092
Loans held for sale	1,274	-	-	1,274	1,274
Loans, net	450,347	-	-	459,018	459,018
Accrued interest receivable	1,636	-	-	1,636	1,636
Mortgage servicing rights (1)	654	-	-	654	654

Financial liabilities:
Deposits	474,798	-	-	477,059	477,059
Short-term borrowings	4,500	-	4,500	-	4,500
Long-term debt	82,492	-	82,527	-	82,527
Mortgagors' escrow accounts	1,100	-	-	1,100	1,100

(1) Included in other assets.

7. Securities Available For Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$11,754	$-	$-	$11,754
Corporate bonds	3,029	64	-	3,093
Residential mortgage-backed securities:
Government-sponsored enterprise	129,468	1,599	(1,978)	129,089
Non-government-sponsored enterprise	1,797	15	(9)	1,803
Total debt securities	146,048	1,678	(1,987)	145,739
Marketable equity securities	51	25	-	76
Total securities available for sale	$146,099	$1,703	$(1,987)	$145,815

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Municipal bonds	$395	$-	$-	$395
Corporate bonds	3,036	40	-	3,076
Residential mortgage-backed securities:
Government-sponsored enterprise	132,498	1,916	(1,426)	132,988
Non-government-sponsored enterprise	2,209	10	(16)	2,203
Total debt securities	138,138	1,966	(1,442)	138,662
Marketable equity securities	51	17	-	68
Total securities available for sale	$138,189	$1,983	$(1,442)	$138,730

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2014 is set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$9,523	$9,523
Over 1 year through 5 years	5,260	5,324
Total bonds and obligations	14,783	14,847
Residential mortgage-backed securities:
Government-sponsored enterprise	129,468	129,089
Non-government-sponsored enterprise	1,797	1,803
Total debt securities	$146,048	$145,739

Information pertaining to securities with gross unrealized losses at March 31, 2014 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2014:
Residential mortgage-backed securities:
Government-sponsored enterprise	$894	$50,812	$1,084	$27,008	$1,978	$77,820
Non-government-sponsored enterprise	7	769	2	195	9	964
	$901	$51,581	$1,086	$27,203	$1,987	$78,784
June 30, 2013:
Residential mortgage-backed securities:
Government-sponsored enterprise	1,337	68,456	89	6,142	1,426	74,598
Non-government-sponsored enterprise	5	330	11	1,047	16	1,377
	$1,342	$68,786	$100	$7,189	$1,442	$75,975

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”).

At March 31, 2014, forty-two debt securities had unrealized losses with aggregate depreciation of 2.5% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. Because the majority of these securities have been issued by government-sponsored agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At March 31, 2014, the Company held ten securities issued by private mortgage originators that had unrealized losses that had a fair value of $964,000 compared to an amortized cost of $973,000. All of these investments are “Senior” Class tranches and have underlying credit enhancements. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether credit losses have occurred. Management has determined that no credit losses have occurred as of March 31, 2014.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	At March 31, 2014		At June 30, 2013
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
1-4 family residential	$107,391	21.41%	$107,617	23.75%	$(226)	(0.21	) %
Commercial	200,102	39.89	167,381	36.95	32,721	19.55
Home equity:
First lien	36,962	7.37	36,093	7.97	869	2.41
Second lien	40,357	8.05	42,328	9.34	(1,971)	(4.66)
Construction:
Residential	3,703	0.74	3,736	0.82	(33)	(0.88)
Commercial	27,284	5.44	21,237	4.69	6,047	28.47
Total mortgage loans on real estate	415,799	82.90	378,392	83.52	37,407	9.89

Other loans:
Commercial	53,477	10.66	43,566	9.62	9,911	22.75
Consumer:
Manufactured homes	21,863	4.36	21,716	4.79	147	0.68
Automobile and other secured loans	8,027	1.60	7,682	1.70	345	4.49
Other	2,424	0.48	1,679	0.37	745	44.37
Total other loans	85,791	17.10	74,643	16.48	11,148	14.94
Total loans	501,590	100.00%	453,035	100.00%	$48,555	10.72%
Other items:
Net deferred loan costs	2,702		2,726
Allowance for loan losses	(5,618)		(5,414)
Total loans, net	$498,674		$450,347

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due unless an evaluation clearly indicates that the loan is well secured and in the process of collection. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, adjusted for market conditions and selling expenses, if the loan is collateral dependent.

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

General Allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended March 31, 2014.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process specific loans with risk ratings of six (special mention) or higher are analyzed to determine their potential risk of loss. This process concentrates on watch list, non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

Commercial real estate – Loans in these segments are primarily income-producing properties throughout Massachusetts and Connecticut. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management requires annual borrower financial statements, obtains rent rolls annually and continually monitors the cash flows of these loans.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial construction and commercial loans. The Company engages an independent third-party to review a statistically significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. All loans rated 6 or worse are reviewed on a quarterly basis by management and semi-annually by an independent third party. At origination, management assigns risk ratings to 1-4 family residential loans, home equity loans, residential construction loans, manufactured home loans, and other consumer loans. The Company updates these risk ratings during the term of the loan based primarily on delinquency, bankruptcy, or tax delinquency.

The following table presents the Company’s loans by risk rating at March 31, 2014 and June 30, 2013:

March 31, 2014
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$104,533	$187,506	$36,962	$40,171	$3,703	$27,284
Loans rated 6	1,870	9,481	-	-	-	-
Loans rated 7	842	3,115	-	186	-	-
Loans rated 8	146	-	-	-	-	-
Loans rated 9	-	-	-	-	-	-
	$107,391	$200,102	$36,962	$40,357	$3,703	$27,284

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$48,493	$21,534	$8,027	$2,423	$480,636	452483209422309
Loans rated 6	969	60	-	1	12,381
Loans rated 7	4,008	99	-	-	8,250
Loans rated 8	7	170	-	-	323
Loans rated 9	-	-	-	-	-
	$53,477	$21,863	$8,027	$2,424	$501,590

June 30, 2013
	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$105,529	$153,513	$36,093	$41,963	$3,736	$21,237
Loans rated 6	835	7,624	-	-	-	-
Loans rated 7	686	6,244	-	115	-	-
Loans rated 8	567	-	-	250	-	-
Loans rated 9	-	-	-	-	-	-
	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237

	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$36,827	$21,398	$7,682	$1,678	$429,656	74328947289
Loans rated 6	994	146	-	-	9,599
Loans rated 7	5,745	36	-	1	12,827
Loans rated 8	-	136	-	-	953
Loans rated 9	-	-	-	-	-
	$43,566	$21,716	$7,682	$1,679	$453,035

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

The following are summaries of past due and non-accrual loans at March 31, 2014 and June 30, 2013:

			90 Days
	30-59 Days	60-89 Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
March 31, 2014	(In Thousands)
Mortgage loans on real estate:
1-4 family residential	$703	$238	$1,991	$2,932	$2,370
Commercial	1,020	-	412	1,432	548
Home equity:
Second lien	16	105	57	178	108
Commercial	17	-	1,507	1,524	1,507
Consumer:
Manufactured homes	312	182	60	554	95
Other	26	1	-	27	-
Total	$2,094	$526	$4,027	$6,647	$4,628

June 30, 2013
Mortgage loans on real estate:
1-4 family residential	$642	$-	$1,013	$1,655	$1,405
Commercial	148	-	-	148	148
Home equity:
Second lien	180	29	268	477	335
Commercial	16	75	1,984	2,075	1,988
Consumer:
Manufactured homes	115	-	103	218	103
Automobile and other secured loans	18	-	-	18	-
Other	1	-	-	1	-
Total	$1,120	$104	$3,368	$4,592	$3,979

At March 31, 2014 and June 30, 2013 there were no loans past due 90 days or more and still accruing.

The following are summaries of impaired loans at March 31, 2014 and June 30, 2013:

	March 31, 2014			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
1-4 family residential	$2,358	$2,506	$-	$1,405	$1,676	$-
Commercial	4,745	4,745	-	5,962	5,962	-
Home equity:
Second lien	108	112	-	335	335	-
Other loans:
Commercial	3,883	3,891	-	4,408	4,415	-
Manufactured homes	96	95	-	103	103	-
Total	11,190	11,349	-	12,213	12,491	-
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	540	540	12	2,208	2,208	32
Other loans:
Commercial	-	-	-	533	533	-
Total	540	540	12	2,741	2,741	32
Total impaired loans	$11,730	$11,889	$12	$14,954	$15,232	$32

Information pertaining to impaired loans for the three and nine months ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average	Interest Income		Average	Interest Income
	Recorded			Recorded
	Investment on		Recognized on	Investment on		Recognized on
	Impaired Loans	Recognized	a Cash Basis	Impaired Loans	Recognized	a Cash Basis
Mortgage loans on real estate:	(In Thousands)
1-4 family residential	$1,589	$25	$12	$1,681	$-	$10
Commercial	5,101	57	55	11,389	173	179
Home equity:
First lien	-	-	-	29	-	-
Second lien	110	1	1	347	2	1
Commercial	4,223	55	36	4,355	17	41
Consumer:
Manufactured homes	80	2	1	102	-	-
Total loans	$11,104	$140	$105	$17,903	$192	$231

	Nine Months Ended March 31, 2014			Nine Months Ended March 31, 2013
	Average	Interest Income		Average	Interest Income
	Recorded			Recorded
	Investment on		Recognized on	Investment on		Recognized on
	Impaired Loans	Recognized	a Cash Basis	Impaired Loans	Recognized	a Cash Basis
Mortgage loans on real estate:	(In Thousands)
1-4 family residential	$1,414	$61	$38	$1,534	$19	$51
Commercial	6,460	163	161	11,451	483	564
Home equity:
First lien	-	-	-	42	2	2
Second lien	230	4	4	214	11	5
Commercial	4,511	166	110	4,133	93	112
Consumer:
Manufactured homes	80	4	2	137	10	-
Total loans	$12,694	$398	$315	$17,511	$618	$734

At March 31, 2014, the Company had two impaired loans that had $451,000 committed to be advanced. The $11.7 million of impaired loans as of March 31, 2014 include $4.6 million of non-accrual loans and $4.7 million of accruing troubled debt restructured loans. The remaining $2.4 million of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $11.7 million of impaired loans, $7.1 million, or 60.5%, are current with all payment terms. As of June 30, 2013, the $15.0 million of impaired loans included $4.0 million of non-accrual loans and $7.3 million of accruing troubled debt restructured loans. The remaining $3.7 million of impaired loans are loans that the Company believed, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $15.0 million of impaired loans, $11.0 million, or 73%, were current with all payment terms as of June 30, 2013.

The Company had no new TDR loan relationships in the three and nine months ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

Information pertaining to the allowance for loan losses and recorded investment in loans at and for the three and nine months ended March 31, 2014 and 2013 follows:

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Three Months Ended March 31, 2014	(In Thousands)
Balance at December 31, 2013	$689	$2,360	$236	$302	$33	$315	$1,079	$411	$33	$34	$5,492
Charge-offs	(4)	(5)	-	-	-	-	-	(26)	(3)	(4)	(42)
Recoveries	-	-	-	-	-	-	16	-	2	-	18
Provision	32	60	12	12	1	8	15	7	3	-	150
Balance at March 31, 2014	$717	$2,415	$248	$314	$34	$323	$1,110	$392	$35	$30	$5,618

Three Months Ended March 31, 2013
Balance at December 31, 2012	$791	$2,370	$167	$293	$40	$25	$1,013	$394	$26	$8	$5,127
Charge-offs	(13)	-	-	-	-	-	(11)	(6)	(28)	(1)	(59)
Recoveries	2	-	1	-	-	-	99	-	-	-	102
Provision (credit)	(27)	(113)	46	(5)	(13)	189	(80)	57	33	13	100
Balance at March 31, 2013	$753	$2,257	$214	$288	$27	$214	$1,021	$445	$31	$20	$5,270

Nine Months Ended March 31, 2014
Balance at June 30, 2013	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Charge-offs	(102)	(26)	-	-	-	-	-	(107)	(3)	(5)	(243)
Recoveries	-	-	4	-	-	-	30	-	13	-	47
Provision	57	226	11	12	1	8	15	67	(9)	12	400
Balance at March 31, 2014	$717	$2,415	$248	$314	$34	$323	$1,110	$392	$35	$30	$5,618

Nine Months Ended March 31, 2013
Balance at June 30, 2012	$865	$2,360	$206	$280	$38	$20	$969	$375	$25	$10	$5,148
Charge-offs	(126)	(87)	(50)	-	-	-	(11)	(6)	(28)	(9)	(317)
Recoveries	7	-	3	-	-	-	99	-	-	5	114
Provision (credit)	7	(16)	55	8	(11)	194	(36)	76	34	14	325
Balance at March 31, 2013	$753	$2,257	$214	$288	$27	$214	$1,021	$445	$31	$20	$5,270

	1-4 Family Residential	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
At March 31, 2014	(In Thousands)
Allowance:
Impaired loans	$-	$12	$-	$-	$-	$-	$-	$-	$-	$-	$12
Non-impaired loans	717	2,403	248	314	34	323	1,110	392	35	30	5,606
Total allowance for loan losses	$717	$2,415	$248	$314	$34	$323	$1,110	$392	$35	$30	$5,618

Loans:
Impaired loans	$2,358	$5,285	$-	$108	$-	$-	$3,883	$96	$-	$-	$11,730
Non-impaired loans	105,033	194,817	36,962	40,249	3,703	27,284	49,594	21,767	8,027	2,424	489,860
Total loans	$107,391	$200,102	$36,962	$40,357	$3,703	$27,284	$53,477	$21,863	$8,027	$2,424	$501,590

At June 30, 2013
Allowance:
Impaired loans	$-	$32	$-	$-	$-	$-	$-	$-	$-	$-	$32
Non-impaired loans	762	2,183	233	302	33	315	1,065	432	34	23	5,382
Total allowance for loan losses	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414

Loans:
Impaired loans	$1,405	$8,170	$-	$335	$-	$-	$4,941	$103	$-	$-	$14,954
Non-impaired loans	106,212	159,211	36,093	41,993	3,736	21,237	38,625	21,613	7,682	1,679	438,081
Total loans	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237	$43,566	$21,716	$7,682	$1,679	$453,035

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2014 and June 30, 2013, the Company was servicing loans for participants aggregating $34.0 million and $35.0 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at March 31, 2014 and June 30, 2013 and our consolidated results of operations for the three and nine months ended March 31, 2014 and 2013, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse effect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality and composition of our loan or investment portfolio, demand for financial services in our market area, changes in real estate values in our market area, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, and changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, including the section titled Item 1A –“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Overview

Total Assets. The Company’s total assets increased $64.6 million, or 9.9%, from $653.0 million at June 30, 2013 to $717.6 million at March 31, 2014. Net loans, including loans held for sale, increased $47.4 million, or 10.5%, from $451.6 million at June 30, 2013 to $499.0 million at March 31, 2014. Securities available for sale increased $7.1 million, or 5.1%, to $145.8 million and cash and cash equivalents increased $7.9 million, or 30.7%, to $33.5 million at March 31, 2014.  Deposits increased $28.7 million, or 6.0%, from $474.8 million at June 30, 2013 to $503.5 million at March 31, 2014.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited consolidated financial statements. Current period purchases of municipal bonds were partially offset by the principal payments and unrealized losses on residential mortgage-backed securities during the nine months ended March 31, 2014.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements. The increases in commercial real estate, commercial, and commercial construction loans were due to the Company’s increased emphasis on obtaining commercial lending relationships.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the nine months ended March 31, 2014, loans sold totaled $14.5 million. Of the $14.5 million of loans sold, $6.4 million were sold on a servicing-released basis and $8.1 million were sold on a servicing-retained basis.

 Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	At March 31,	At June 30,
	2014	2013
	(Dollars in Thousands)

Total non-performing loans	$4,628	$3,979
Other real estate owned	1,240	1,221
Total non-performing assets	$5,868	$5,200

Performing troubled debt restructurings, not reported above	$4,733	$7,258

Ratios:
Non-performing loans to total loans	0.92%	0.88%
Non-performing assets to total assets	0.82%	0.80%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2013 to March 31, 2014, commercial non-performing loans have decreased $481,000; residential mortgage non-performing loans have increased $965,000; consumer, including home equity and manufactured homes, non-performing loans have decreased $235,000. In addition, commercial real estate non-performing loans have increased $400,000. The increase in residential mortgage non-performing loans is due to one loan totaling $1.4 million. This loan is adequately collateralized and the property is currently for sale. At March 31, 2014, the Company had fourteen troubled debt restructurings (TDRs) totaling approximately $5.3 million, of which $550,000 is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to $263,000 for the nine month period ended March 31, 2014. At June 30, 2013, the Company had sixteen TDRs consisting of commercial and mortgage loans totaling approximately $7.8 million, of which $580,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to $239,000 for the year ended June 30, 2013.

As of March 31, 2014, loans on non-accrual status totaled $4.6 million which consisted of $4.0 million in loans that were 90 days or greater past due and $600,000 in loans that are current or less than 30 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of March 31, 2014, there were no commercial real estate non-accrual loans less than 90 days past due.  1-4 family residential non-accrual loans less than 90 days past due were $379,000, commercial non-accrual loans less than 90 days past due were $135,000, manufactured homes non-accrual less than 90 days past due were $35,000 and home equity second lien non-accrual loans less than 90 days past due were $51,000.  All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of collateral if the loan is collateral dependent and any change in present value is recorded within the provision for loan loss. Impaired loans decreased to $11.7 million at March 31, 2014 from $ 15.0 million at June 30, 2013. The Company established specific reserves aggregating $12,000 and $32,000 for impaired loans at March 31, 2014 and June 30, 2013, respectively.  Such reserves relate to one impaired loan relationships with a carrying value of $540,000, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of March 31, 2014.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At March 31, 2014, the Company had nine properties with a carrying value of $1.2 million classified as OREO. Two of these properties were commercial properties valued at $562,000, one property was a residential property valued at $155,000, two properties were home equity second-lien properties valued at $468,000 and four properties were manufactured homes valued at $55,000 in aggregate.

Allowance for Loan Losses. The following table sets forth ratios relating to the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.01%	0.04%	0.05%
Allowance for loan losses to non-performing loans at end of period	121.39%	133.49%	121.39%	133.49%
Allowance for loan losses to total loans at end of period	1.12%	1.19%	1.12%	1.19%

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by-loan basis to determine if any specific allowance is required for the allowance for loan loss by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the impaired loan has a shortfall in the expected future cash flows then a specific allowance will be placed on the loan in that amount. However, the Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Residential, commercial real estate and construction loans are secured by real estate. Except for one, all commercial loans are secured by all business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary of a borrower.

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

Loan Servicing.  In the ordinary course of business, the Company sells residential real estate loans to the secondary market.  The Company retains servicing on certain loans sold and earns servicing fees of 0.25% per annum based on the monthly outstanding balance of the loans serviced.  The Company recognizes servicing assets each time it undertakes an obligation to service loans sold.  The Company’s mortgage servicing asset valuation is performed on a quarterly basis by an independent third party, using a statistical valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset.  For the nine months ended March 31, 2014, the increase in the fair market value of mortgage servicing assets was $44,000.

The changes in servicing assets measured using fair value are on page 12. There are no recourse provisions for the loans that are serviced for others.  The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the nine months ended March 31, 2014 and 2013, amounts recognized for loan servicing fees amounted to $254,000 and $271,000, respectively, which are included in other non-interest income in the consolidated statements of net income.  The unpaid principal balance of mortgages serviced for others was $70.1 million and $67.7 million at March 31, 2014 and June 30, 2013, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At March 31,		At June 30,
	2014		2013
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$85,633	17.01%	$74,081	15.60%	$11,552	15.59%
Savings deposits	104,162	20.69	104,893	22.09	(731)	(0.70)
Money market	97,286	19.32	84,277	17.75	13,009	15.44
NOW accounts	46,144	9.16	46,220	9.73	(76)	(0.16)
Total transaction accounts	333,225	66.18	309,471	65.18	23,754	7.68
Certificates of deposit	170,273	33.82	165,327	34.82	4,946	2.99
Total deposits	$503,498	100.00%	$474,798	100.00%	$28,700	6.04%

Deposits increased $28.7 million, or 6.04%, to $503.5 million at March 31, 2014 from $474.8 million at June 30, 2013.

Borrowings include advances from the FHLB and have increased $34.4 million, or 39.6%, to $121.4 million at March 31, 2014 from $87.0 million at June 30, 2013. The Company primarily used these FHLB borrowings to fund its loan demand.

Stockholders’ Equity. Stockholders’ equity increased $2.2 million, or 2.6%, to $85.9 million at March 31, 2014 from $83.7 million at June 30, 2013. During the nine months ended March 31, 2014, the Company purchased 17,622 shares of Company stock for $270,000 at an average price of $15.30 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 260 shares of Company stock, at an average price of $15.52 per share, in the nine months ended March 31, 2014 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from an employee plan participant for settlement of tax withholding obligations. In addition, there was a $528,000 decrease in accumulated other comprehensive income from June 30, 2013 to March 31, 2014 due to the continued impact of the rising interest rate environment on the fair value of securities available for sale. Offsets to the increase in treasury stock and decrease in accumulated other comprehensive income were a $2.3 million increase in retained earnings, a $387,000 increase in additional paid-in capital, a $318,000 decrease in ESOP unearned compensation and a $6,000 decrease in equity incentive plan unearned compensation. Our ratio of capital to total assets decreased to 12.0% at March 31, 2014 compared to 12.8% at June 30, 2013. The Company’s book value per share as of March 31, 2014 was $15.19 compared to $14.86 at June 30, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

Net Income. The Company had a $196,000 increase in net income for the three months ended March 31, 2014 to $1.0 million, or $0.19 per fully diluted share, as compared to $825,000, or $0.15 per fully diluted share, for the same period in 2013. The Company had an increase in net interest income of $564,000, or 12.3%, for the three months ended March 31, 2014 compared to the same period in 2013 due to an increase in interest and dividend income of $510,000, or 8.6%, and a decrease in total interest expense of $54,000 or 4.0%. The provision for loan losses increased $50,000 for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the increase in loan growth.  For the three months ended March 31, 2014 there was a decrease in total non-interest income of $390,000 compared to the three months ended March 31, 2013. Non-interest expense decreased $162,000, or 3.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our combined federal and state effective tax rate was 36.0% for the three months ended March 31, 2014 compared to 37.0% for the same period in 2013.

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

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$502,626	$5,699	4.54%	$438,407	$5,268	4.81%
Investment securities	151,224	728	1.93	152,208	645	1.70
Federal funds sold and other short-term investments	13,691	7	0.20	17,640	11	0.25
Total interest earning assets	667,541	$6,434	3.86%	608,255	$5,924	3.90%
Allowance for loan losses	(5,540)			(5,152)
Total interest-earning assets less allowance for loan losses	662,001			603,103
Non-interest-earning assets	42,908			43,889
Total assets	$704,909			$646,992

Interest-bearing liabilities:
Savings deposits	$104,279	$32	0.12%	$100,104	$50	0.20%
Money market	91,201	79	0.35	81,327	79	0.39
NOW accounts	48,555	33	0.27	40,109	31	0.31
Certificates of deposit	166,026	582	1.40	170,384	735	1.73
Total deposits	410,061	726	0.71	391,924	895	0.91
Borrowed funds	125,599	566	1.80	96,042	451	1.88
Total interest-bearing liabilities	535,660	$1,292	0.96%	487,966	$1,346	1.09%
Demand deposits	78,248			66,168
Other non-interest-bearing liabilities	5,282			5,985
Total liabilities	619,190			560,119
Equity	85,719			86,873
Total liabilities and equity	$704,909			$646,992

Net interest income		$5,142			$4,578
Interest rate spread (3)			2.90%			2.79%
Net interest-earning assets (4)	$131,881			$120,289

Net interest margin (5)			3.08%			3.01%
Average interest-earning assets to interest-bearing liabilities			124.62%			124.65%

(1) Yields and rates for the three months ended March 31, 2014 and 2013 are annualized.
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

	Three Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$740	$(309)	$431
Investment securities	(4)	87	83
Federal funds sold and other short-
term investments	(2)	(2)	(4)
Total interest income	734	(224)	510

Interest expense:
Savings deposits	2	(20)	(18)
Money market	9	(9)	-
NOW accounts	6	(4)	2
Certificates of deposits	(18)	(135)	(153)
Total deposits	(1)	(168)	(169)
Borrowed funds	134	(19)	115
Total interest expense	133	(187)	(54)
Change in net interest income	$601	$(37)	$564

(1) Includes loans held for sale.

Interest Income. Interest income for the three months ended March 31, 2014 increased $510,000, or 8.6%, to $6.4 million over the same period of 2013, primarily as a result of a $431,000 increase in loan interest income due to an increase in average loan balances of $64.2 million. The average yield on interest-earning assets decreased four basis points to 3.86% for the three months ended March 31, 2014, compared to 3.90% for the same period in 2013 reflective of the current interest environment.

    Interest Expense. Interest expense decreased $54,000, or 4.0%, to $1.3 million for the three months ended March 31, 2014 compared to the same period in 2013. This decrease was primarily caused by a decrease in deposit interest expense of $169,000 due to a decrease in rates, offset by an increase in average balances. This was partially offset by an increase in borrowing interest expense of $115,000 due to an increase in the average balances of $29.6 million and a decrease borrowing rates of eight basis points. The average cost of funds decreased to 0.96% for the three months ended March 31, 2014, a decrease of 13 basis points from a cost of funds of 1.09% for the same period in 2013. The decrease in the cost of funds is partially due to the current low interest rate environment and management’s focus on obtaining core deposits.

Net Interest Income. Net interest income for the three months ended March 31, 2014 was $5.1 million, an increase of $564,000, or 12.3%, over the same period of 2013. This was due to an increase in interest income of $510,000 and a $54,000 decrease in interest expense for the three months ended March 31, 2014 compared to the same period in 2013.

Provision for Loan Losses. The Company’s provision for loan loss expense was $150,000 for the three months ended March 31, 2014 compared to $100,000 for the three months ended March 31, 2013.  The increase in the provision was due to the increase in loan growth.  As of March 31, 2014, the Company’s total allowance for loan losses of $5.6 million increased $204,000 compared to June 30, 2013. The decrease in the allowance for loan losses to 1.12% of total loans as of March 31, 2014 compared to 1.19% of total loans as of March 31, 2013 was deemed appropriate due to an overall improvement in the economy. The allowance for loan losses covers 121.39% of our non-performing loans at March 31, 2014, compared to 136.1% at June 30, 2013 and 133.49% at March 31, 2013.

            Non-interest Income. Total non-interest income was $788,000 for the three months ended March 31, 2014, a decrease of $390,000 or 33.1% from the same period of 2013. The decrease in non-interest income was primarily due to a decrease on the gain on sales of loans, net, of $191,000, or 82.7%, for the three months ended March 31, 2014 compared to the same period in 2013 due to decreases in volume and refinance activity. In addition there was a decrease in sales of securities of $114,000 and a decrease of $113,000, or 47.9%, in other non-interest income. These decreases were partially offset by an increase in customer service fees of $35,000, or 7.5%, for the three months ended March 31, 2014 compared to the same period for 2013 due to a new fee structure.

Non-interest Expense Total non-interest expense decreased $162,000, or 3.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the three months ended March 31, 2014 there was a $259,000, or 25.9%, decrease in other general and administrative expenses, a $25,000 decrease in occupancy and equipment, and a $7,000 decrease in data processing services reflective of the Company’s cost reduction strategy. These increases were offset by a $38,000, or 1.6%, increase in salaries and employee benefits which reflects the increase in ESOP expense due to an increase in the Company’s stock price. In the three months ended March 31, 2014 there was a $50,000 write-down on other real estate owned compared to a $19,000 gain on OREO for the three months ended March 31, 2013.

Income Taxes. Income tax expense increased $90,000 for the three months ended March 31, 2014 compared to the same period for 2013. Our combined federal and state effective tax rate was 36.0% for the three months ended March 31, 2014 compared to 37.0% for the three months ended March 31, 2013.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and March 31, 2013

Net Income. The Company had an $893,000 increase in net income for the nine months ended March 31, 2014 to $3.2 million, or $0.60 per fully diluted share, as compared to $2.4 million, or $0.42 per fully diluted share, for the same period in 2013. For the nine months ended March 31, 2014, net income included non-recurring charges of $410,000 related to a proxy contest included in non-interest expense. The Company had an increase in net interest income of $1.0 million, or 7.4%, for the nine months ended March 31, 2014 compared to the same period in 2013 due to an increase in interest and dividend income of $757,000, or 4.2% and a decrease in total interest expense of $284,000 or 6.8%. The provision for loan losses increased $75,000 for the nine months ended March 31, 2014 compared to the same period in 2013 primarily due to the increase in loan growth.  For the nine months ended March 31, 2014 there was a decrease in total non-interest income of $414,000 compared to the nine months ended March 31, 2013. Non-interest expense decreased $742,000 or 5.6%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. Our combined federal and state effective tax rate was 36.0% for the nine months ended March 31, 2014 compared to 37.8% for the same period in 2013.

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

	Nine Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield /Rate (1)	Average Outstanding Balance	Interest	Yield /Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Loans (2)	$488,078	$16,936	4.63%	$429,236	$16,124	5.01%
Investment securities	147,393	2,046	1.85	149,717	2,105	1.87
Federal funds sold and other short-term investments	15,461	29	0.25	17,191	25	0.19
Total interest earning assets	650,932	$19,011	3.89%	596,144	$18,254	4.08%
Allowance for loan losses	(5,507)			(5,132)
Total interest-earning assets less allowance for loan losses	645,425			591,012
Non-interest-earning assets	44,252			44,737
Total assets	$689,677			$635,749

Interest-bearing liabilities:
Savings deposits	$108,411	$107	0.13%	$98,343	$156	0.21%
Money market	86,108	223	0.35	70,633	215	0.41
NOW accounts	46,411	93	0.27	40,039	98	0.33
Certificates of deposit	164,293	1,850	1.50	173,613	2,330	1.79
Total deposits	405,223	2,273	0.75	382,628	2,799	0.98
Borrowed funds	117,496	1,611	1.83	94,761	1,369	1.93
Total interest-bearing liabilities	522,719	$3,884	0.99%	477,389	$4,168	1.16%
Demand deposits	77,035			65,052
Other non-interest-bearing liabilities	5,217			5,848
Total liabilities	604,971			548,289
Equity	84,706			87,460
Total liabilities and equity	$689,677			$635,749

Net interest income		$15,127			$14,086
Interest rate spread (3)			2.90%			2.92%
Net interest-earning assets (4)	$128,213			$118,755

Net interest margin (5)			3.10%			3.15%
Average interest-earning assets to interest-bearing liabilities			124.53%			124.88%

(1) Yields and rates for the nine months ended March 31, 2014 and 2013 are annualized.
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

	Nine Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest income:
Loans (1)	$2,102	$(1,290)	$812
Investment securities	(32)	(27)	(59)
Federal funds sold and other short-
term investments	(3)	7	4
Total interest income	2,067	(1,310)	757

Interest expense:
Savings deposits	15	(64)	(49)
Money market	43	(35)	8
NOW accounts	14	(19)	(5)
Certificates of deposits	(120)	(360)	(480)
Total deposits	(48)	(478)	(526)
Borrowed funds	315	(73)	242
Total interest expense	266	(550)	(284)
Change in net interest income	$1,800	$(759)	$1,041

(1) Includes loans held for sale.

Interest Income. Interest income for the nine months ended March 31, 2014 increased $757,000, or 5.04%, to $19.0 million over the same period of 2013, primarily as a result of an $812,000 increase in loan interest income due to an increase in the average loan balances of $58.8 million offset by a decrease in rates.  The increase in loan interest income was partially offset by a $77,000 decrease in debt security income for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 due to a decrease in average balances and rate.

    Interest Expense. Interest expense decreased $284,000, or 6.8%, to $3.9 million for the nine months ended March 31, 2014. This decrease was primarily caused by a decrease in deposit interest expense of $526,000 due to a decrease in rates offset by an increase in average balances. This was partially offset by an increase in borrowing interest expense of $242,000 due to an increase in average balances, offset by a decline in rates. The average cost of funds decreased to 0.99% for the nine months ended March 31, 2014, a decrease of 17 basis points from a cost of funds of 1.16% for the same period in 2013.

Net Interest Income. Net interest income for the nine months ended March 31, 2014 was $15.1 million, an increase of $1.0 million or 7.4%, over the same period of 2013. This was due to an increase of $757,000 in interest income and a $284,000 decrease in interest expense for the nine months ended March 31, 2014 compared to the same period in 2013.

Provision for Loan Losses. The Company’s provision for loan loss expense was $400,000 for the nine months ended March 31, 2014 compared to $325,000 for the nine months ended March 31, 2013.  The increase in the provision was due to an increase in loan growth. The decrease in the allowance for loan losses to 1.12% of total loans as of March 31, 2014 compared to 1.19% of total loans as of March 31, 2013 was deemed appropriate due to an overall improvement in the economy. In comparing March 31, 2014 to June 30, 2013, impaired loans have decreased to $11.7 million from $15.0 million. The allowance for loan losses covers 121.39% of our non-performing loans at March 31, 2014, compared to 136.1% at June 30, 2013 and 133.49% at March 31, 2013.

Non-interest Income. Total non-interest income was $2.8 million for the nine months ended March 31, 2014, a decrease of $414,000, or 12.9%, from the same period a year ago. There was a decrease on the gain on sales of loans, net of $523,000 or 69.9% for the nine months ended March 31, 2014 compared to the same period a year ago due to a decrease in the volume of loan refinances, and a decrease in the cash surrender value of bank-owned life insurance of $19,000 or 4.8% for the nine months ended March 31, 2014 compared to the same period in 2013. In addition there was a decrease of $114,000 in gains on the sales of securities. These decreases were partially offset by increases in customer service fees of $145,000 or 9.7% due to change in fee structure, and an increase in other non-interest income of $97,000 which was primarily due to an increase in the fair value of mortgage servicing rights. In addition, the nine months ended March 31, 2014 there was a $69,000 loss on OREO which was due to a $50,000 write-down on that occurred during the third quarter compared to a $31,000 gain on OREO for the nine months ended March 31, 2013.

Non-interest Expense. Non-interest expense decreased $742,000, or 5.6%, to $12.4 million for the nine months ended March 31, 2014 compared to the same period for 2013. This included $410,000 of non-recurring charges due to a proxy contest as previously described. There was a $482,000, or 6.5%, decrease in salaries and employee benefits due to the Company’s restructuring of its senior management team, as well as a significant reduction in expenses related to grants under the 2008 Equity Incentive Plan. There were also decreases in data processing services expense of $97,000 due to a change in the contract, advertising expenses of $5,000, and other general and administrative expenses of $291,000.

Income Taxes. Income tax expense increased $401,000 for the nine months ended March 31, 2014 compared to the same period for 2013. Our combined federal and state effective tax rate was 36.0% for the nine months ended March 31, 2014 compared to 37.8% for the nine months ended March 31, 2013.

Minimum Regulatory Capital Requirements. As of March 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized Hampden Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed Hampden Bank’s category. The Company’s and Bank’s capital amounts and ratios as of March 31, 2014 and June 30, 2013 are presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of March 31, 2014:

Total capital (to risk weighted assets):
Consolidated	$91,195	17.7%	$41,167	8.0%	N/A	N/A
Bank	84,840	16.6	40,916	8.0	$51,145	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	85,566	16.6	$20,583	4.0	N/A	N/A
Bank	79,211	15.5	20,458	4.0	30,687	6.0

Tier 1 capital (to average assets):
Consolidated	85,566	12.2	$28,165	4.0	N/A	N/A
Bank	79,211	11.3	28,071	4.0	34,411	5.0

As of June 30, 2013:

Total capital (to risk weighted assets):
Consolidated	$88,670	19.1%	$37,077	8.0%	N/A	N/A
Bank	80,350	17.5	36,788	8.0	$45,985	10.0%

Tier 1 capital (to risk weighted assets):
Consolidated	83,248	18.0	18,538	4.0	N/A	N/A
Bank	74,928	16.3	18,394	4.0	27,591	6.0

Tier 1 capital (to average assets):
Consolidated	83,248	12.7	26,240	4.0	N/A	N/A
Bank	74,928	11.6	25,827	4.0	32,284	5.0

Liquidity Risk Management. Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by the Company’s Senior Vice President and Director of Finance, who monitors on a daily basis the adequacy of the Company’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews the Company’s liquidity on a monthly basis, and by the Board of Directors of the Company, which reviews the adequacy of our liquidity resources on a quarterly basis.

The Company’s primary sources of funds are from deposits, amortization of loans, prepayments and the maturity of mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At March 31, 2014, cash and cash equivalents totaled $33.5 million, or 4.7% of total assets.

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

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of March 31, 2014 and June 30, 2013.

	March 31, 2014	June 30, 2013
	(In Thousands)
Commitments to grant loans (1)	$33,134	$63,607
Commercial loan lines-of-credit (2)	40,757	29,882
Unused portions of home equity lines-of-credit (3)	35,284	34,498
Unused portion of construction loans (4)	20,378	25,164
Unused portion of mortgage loans	12	26
Unused portion of personal lines-of-credit (5)	1,860	1,852
Standby letters of credit (6)	530	548
Total loan commitments	$131,955	$155,577

(1)	Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2)	The majority of Commercial lines-of-credit are written on a demand basis.
(3)	Unused portions of home equity lines-of-credit are available to the borrower for up to 20 years.
(4)	Unused portions of construction loans are generally available to the borrower for up to eighteen months for development loans and up to one year for other construction loans.
(5)	Unused portions of personal lines-of-credit are available to customers in "good standing" indefinitely.
(6)	Standby letters of credit are generally available for one year or less.

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

The following table sets forth, as of March 31, 2014, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Percentage Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	-14.62%
300 basis point increase in rates	-10.09%
200 basis point increase in rates	-5.65%
100 basis point increase in rates	-1.63%
100 basis point decrease in rates	-7.39%

As indicated in the table above, the result of a 200 basis point increase in interest rates is estimated to decrease net interest income by 5.65% and 10.09% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 7.39%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended March 31, 2014 that were discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 (the “2013 10-K”). In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that the Company believes are most important for you to consider are contained in the section entitled “Risk Factors” in the Company’s 2013 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)
Repurchase of Our Equity Securities – In August 2012, the Company announced that its Board of Directors authorized a stock repurchase program (the “Seventh Stock Repurchase Program”) for the purchase of up to 289,106 shares, or approximately 5% of the Company’s then outstanding common stock. Repurchases, which will be conducted through open market purchases, will be made from time to time depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company. As of March 31, 2014, there were 98,546 shares that may be repurchased under the Seventh Stock Repurchase Program, and the Company has determined to extend the duration of the program and intends to complete all repurchases under the program by December 2014. There were no repurchases of common stock for the three months ending March 31, 2014.

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
101
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Net Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

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

HAMPDEN BANCORP, INC.

Date: May 14, 2014	/s/ Glenn S. Welch
Glenn S. Welch
Chief Executive Officer and President

Date: May 14, 2014	/s/ Robert A. Massey
Robert A. Massey
Chief Financial Officer and Treasurer