Form 10-K
period 2014-06-30
Hampden Bancorp, Inc.
filed 2014-09-12
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2014

COMMISSION FILE NUMBER: 001-33144
HAMPDEN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5714154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
19 HARRISON AVE. SPRINGFIELD, MASSACHUSETTS	01102 (Zip Code)
(Address of principal executive offices)

(413) 736-1812
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒.
Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.  Yes ☐     No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒     No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☒.
Based upon the closing price of the registrant’s common stock as of December 31, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $76,998,665.
The number of shares of Common Stock outstanding as of September 10, 2014 was 5,532,018.

Documents Incorporated By Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2014.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

Part I

Item 1.      Business

General

Hampden Bancorp, Inc. (the “Company”), a Delaware corporation that became the holding company of Hampden Bank (the “Bank”) in 2007, is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank completed its conversion to the holding company structure on January 16, 2007. The information set forth in this Annual Report on Form 10-K for Hampden Bancorp, Inc. and its subsidiaries, the Bank, and Hampden LS, Inc., including the consolidated financial statements and related financial data, relates primarily to the Bank. The Bank has three wholly-owned subsidiaries: Hampden Investment Corporation and Hampden Investment Corporation II, both of which engage in buying, selling, holding and otherwise dealing in securities, and Hampden Insurance Agency, which ceased selling insurance products in November of 2000 and remains inactive.  All significant intercompany accounts and transactions have been eliminated in consolidation.
Established in 1852 and headquartered in Springfield, Massachusetts, the Bank is a full service, community bank that offers a variety of loan and deposit products from its ten office locations in Springfield, Agawam, Longmeadow, West Springfield, Wilbraham and Indian Orchard, Massachusetts, as well as insurance and investment products through its Financial Services Division, Hampden Financial. The Bank offers customers the latest in internet banking, including on-line banking and bill payment services.
Available Information

The Company makes available free of charge through its website at www.hampdenbank.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s reports filed with or furnished to the SEC are also available at the SEC’s website at www.sec.gov. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K.
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

The Bank is headquartered in Springfield, Massachusetts. All of the Bank's offices are located in Hampden County. Springfield is the third largest city in Massachusetts, located in south western Massachusetts, 90 miles west of Boston and 30 miles north of Hartford, Connecticut, connected by major interstate highways. A diversified mix of industry groups operate within Hampden County, including manufacturing, health care, higher education, wholesale/retail trade and service. The major employers in the area include MassMutual Financial Group, Baystate Health System, several area universities and colleges, and Big Y supermarkets. The county in which Hampden Bank currently operates includes a mixture of suburban, rural, and urban markets. According to 2010 census data, Hampden Bank's market area is projected to remain substantially unchanged in population and household growth through 2015.

Competition

The Company faces intense competition in attracting deposits and loans from financial institutions and credit unions operating in its market area and, to a lesser extent, from other financial service companies, such as brokerage firms, insurance companies, mortgage companies and mortgage brokers. The Company also faces competition for depositors’ funds from money market funds, mutual funds and other corporate and government securities. Large super-regional banks such as Bank of America, Santander, Citizens and TD Bank operate in the Company’s market area. These institutions have significantly greater resources than the Company. We expect the competition in our market area to continue.

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

Lending Activities

General. The Company's gross loan portfolio amounted to $510.6 million at June 30, 2014, representing 72.8% of total assets at that date. In its lending activities, the Company originates commercial real estate loans, residential real estate loans secured by one- to four-family residences, residential and commercial construction loans, commercial and industrial loans, home equity lines of credit, fixed rate home equity loans and other personal consumer loans. While the Company makes loans throughout Massachusetts, most of its lending activities are concentrated in Hampden and Hampshire Counties. Loans originated and purchased totaled $191.9 million in the fiscal year ended June 30, 2014 (“fiscal 2014”) and $161.1 million in the fiscal year ended June 30, 2013 (“fiscal 2013”). Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $10.1 million during fiscal 2014 and $22.6 million in fiscal 2013, and residential mortgage loans sold into the secondary market, on a servicing-released basis, totaled $7.7 million during fiscal 2014 and $9.1 million during fiscal 2013. At June 30, 2014, the Company’s largest loan was $8.9 million, and the average balance of the Company’s ten largest loans was $5.8 million.
The following table summarizes the composition of the Company's loan portfolio as of the dates indicated:

	June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Mortgage loans on real estate:
Commercial	$200,750	39.31%	$167,381	36.95%	$152,965	37.43%	$151,395	37.79%	$138,746	33.35%
Residential	107,498	21.05%	107,617	23.75%	112,294	27.48%	121,462	30.32%	130,977	31.49%
Home equity	76,144	14.91%	78,421	17.31%	72,983	17.86%	62,975	15.72%	65,006	15.63%
Construction	39,996	7.84%	24,973	5.51%	6,553	1.60%	5,265	1.31%	13,460	3.24%
Total mortgage loans on real estate	424,388	83.11%	378,392	83.52%	344,795	84.37%	341,097	85.15%	348,189	83.70%
Other loans:
Commercial	54,756	10.72%	43,566	9.62%	35,567	8.70%	35,739	8.92%	42,539	10.23%
Consumer and other	31,504	6.17%	31,077	6.86%	28,323	6.93%	23,742	5.93%	25,257	6.07%
Total other loans	86,260	16.89%	74,643	16.48%	63,890	15.63%	59,481	14.85%	67,796	16.30%
Total loans	510,648	100.00%	453,035	100.00%	408,685	100.00%	400,578	100.00%	415,985	100.00%
Other items:
Net deferred loan costs	2,638		2,726		2,807		2,603		2,943
Allowance for loan losses	(5,651)		(5,414)		(5,148)		(5,473)		(6,314)
Total loans, net	$507,635		$450,347		$406,344		$397,708		$412,614

Commercial Real Estate Loans.  The Company originated $50.8 million and $30.9 million of commercial real estate loans in fiscal 2014 and fiscal 2013, respectively, and had $200.8 million of commercial real estate loans with an average yield of 5.2% in its portfolio as of June 30, 2014, representing 39.31% of the total gross loan portfolio on such date. The Company intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

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

Residential Real Estate Loans.  The Company offers fixed-rate and adjustable-rate residential mortgage loans. These loans have original maturities of up to 30 years and generally have maximum loan amounts of up to $1.0 million. In its residential mortgage loan originations, the Company lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and immediately sells all of its 100% loan-to-value ratio loans.  For fiscal year 2014, the Company originated 47 loans with a loan-to-value ratio of 95% or greater, of which 100% were sold. Hampden Bank has an Asset Liability Committee, which evaluates whether the Company should retain or sell any fixed rate loans that have maturities greater than 15 years. As of June 30, 2014, the residential real estate mortgage loan portfolio totaled $107.5 million, or 21.05% of the total gross loan portfolio on that date, and had an average yield of 4.3%. Of the residential mortgage loans outstanding on that date, $62.5 million were adjustable-rate loans with an average yield of 4.3% and $45.0 million were fixed-rate mortgage loans with an average yield of 4.4%. Residential mortgage loan originations totaled $29.8 million and $48.5 million for fiscal 2014 and fiscal 2013, respectively.

A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000. If appropriate, flood insurance is required for all properties securing real estate loans made by the Company.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to the Federal National Mortgage Association ("Fannie Mae") and earns a fee equal to 0.25% of the loan amount outstanding for providing these services.  Loans which the Company originates that have a higher risk profile or are outside of our normal underwriting standards are sold to a third party along with the servicing rights.  The total of loans serviced for third parties as of June 30, 2014 is $71.8 million.

The adjustable-rate mortgage loans (“ARM loans”) offered by the Company make up the largest portion of the residential mortgage loans held in portfolio. At June 30, 2014, ARM loans totaled $62.5 million, or 58.1% of total residential loans outstanding at that date. The Company originates ARM loans with a maximum loan-to-value ratio of up to 95% with private mortgage insurance. Generally, any ARM Loan with a loan-to-value ratio greater than 85% requires private mortgage insurance. ARM loans are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury Index, or CMT Index, plus add-on margins of varying amounts, for periods of 1, 3, and 5 years. Maximum interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce the Company’s exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise, resulting in higher payments. These higher payments may increase the risk of default or prepayments.

In light of the national housing crisis, rising unemployment, and a weakening economy, the Company offers a short term relief program, that provides our residential mortgage customers with the ability to overcome temporary financial pressures. The modification program is available to current customers that have a mortgage loan held in portfolio. The modification plan is designed to provide short term relief of generally three to six months due to job loss, reduced income, a need to restructure debt, or other events that have caused or will cause a borrower to be unable to keep current with mortgage payments. The plan is offered on a case-by-case basis and only after a review of the borrower’s current financial condition and a determination that such a plan is likely to provide to the borrowers the ability to maintain current monthly payments going forward. Debt to income ratios demonstrating an ability to pay must be achieved for a modification plan to be in place. Under this modification program, the borrower’s future principal payments are accelerated in order to return to the original rate and term of the original contract, and accordingly these loans are not classified as troubled debt restructurings.

Home Equity Loans.  The Company offers home equity lines of credit and home equity term loans. The Company originated $14.2 million and $19.9 million of home equity lines of credit and loans during fiscal 2014 and fiscal 2013, respectively, and at June 30, 2014 had $76.1 million of home equity lines of credit and loans outstanding, representing 14.91% of the loan portfolio, with an average yield of 3.7% at that date. Approximately 47.7% of the Company’s home equity lines of credit and loans are classified as first in priority liens.

Home equity lines of credit and loans are secured by first or second mortgages on one- to four-family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. The lines of credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal. The undrawn portion of home equity lines of credit totaled $35.7 million at June 30, 2014.

Commercial Loans.  The Company originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. The Company originated $39.6 million and $13.2 million in commercial loans during fiscal 2014 and fiscal 2013, respectively, and as of June 30, 2014 had $54.8 million in commercial loans in its portfolio, representing 10.72% of the loan portfolio, with an average yield of 4.2%.

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

Construction Loans.  The Company offers residential and commercial construction loans. The majority of commercial construction loans are written to become permanent financing. The Company originated $43.6 million and $40.1 million of construction loans during fiscal 2014 and fiscal 2013, respectively, and at June 30, 2014 had $40.0 million of construction loans outstanding, representing 7.84% of the loan portfolio.

We originate fixed-rate and adjustable-rate loans to individuals for their primary residence.  We also make construction loans for commercial development projects, including office buildings, senior housing facilities, apartment buildings, industrial buildings, retail complexes and medical facilities.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually a period of 6 – 24 months.  At the end of the construction phase, the loan generally converts to a permanent mortgage loan.  Before making a commitment to make a construction loan, we require an appraisal of the property on an “as-is” and “as-completed” basis by an independent appraiser.  We also require an inspection of the ongoing project before disbursement of funds during the construction process.

At June 30, 2014, our largest outstanding residential construction loan was $608,000, of which $595,000 was outstanding.  At June 30, 2014, our largest commercial construction loan was $6.5 million, of which $6.3 million was outstanding for the development of an apartment building.  These loans were performing in accordance with their original terms at June 30, 2014.

Consumer and Other Loans.  The Company originates a variety of consumer and other loans, auto loans and loans secured by passbook savings or certificate accounts. The Company also purchases manufactured home loans and automobile loans from third parties. The Company originated $13.9 million and $8.6 million of consumer and other loans, including purchases of manufactured home and automobile loans, during fiscal 2014 and fiscal 2013, respectively, and at June 30, 2014 had $31.5 million of consumer and other loans outstanding. Of the $13.9 million of originations in 2014, $2.3 million consists of purchased automobile loans and $3.0 million consists of purchased manufactured housing loans. Consumer and other loans outstanding represented 6.17% of the loan portfolio at June 30, 2014, with an average yield of 7.95%.

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

The Company makes commitments to loan applicants based on specific terms and conditions.  As of June 30, 2014, the Company had commitments to grant loans of $20.4 million, unadvanced funds on home equity lines of credit totaling $35.7 million, unadvanced funds on overdraft lines of credit totaling $1.8 million, unadvanced funds on commercial lines of credit totaling $37.8 million, unadvanced funds due mortgagors and on construction loans totaling $37.9 million and standby letters of credit totaling $500,000.

Generally, the Company charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports. For information regarding the Company’s recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Hampden Bancorp, Inc. and its subsidiaries, beginning on page F-10.

The following table sets forth certain information concerning the Company’s portfolio loan originations:

	For the Years Ended June 30,
	2014	2013	2012	2011	2010
	(In Thousands)
Loans at beginning of year	$453,035	$408,685	$400,578	$415,985	$387,742
Originations: Mortgage loans on real estate:
Residential	29,785	48,458	35,821	34,306	33,148
Commercial	50,757	30,884	15,832	18,781	13,973
Construction	43,594	40,090	9,524	8,779	20,444
Home equity	14,211	19,858	26,609	15,494	19,927
Total mortgage loans on real estate originations	138,347	139,290	87,786	77,360	87,492
Other loans:
Commercial business	39,582	13,161	15,957	8,629	23,755
Consumer and other	8,602	2,037	1,725	1,448	1,858
Total other loan originations	48,184	15,198	17,682	10,077	25,613
Total loans originated	186,531	154,488	105,468	87,437	113,105
Purchase of manufactured home loans	3,017	2,854	3,300	1,151	5,769
Purchase of automobile loans	2,304	3,722	5,090	—	—
Deduct:
Principal loan repayments and prepayments	116,017	84,322	76,631	80,283	72,256
Loan sales	17,835	31,848	23,171	20,941	16,603
Charge-offs	387	544	859	2,771	1,772
Total deductions	134,239	116,714	100,661	103,995	90,631
Net increase (decrease) in loans	57,613	44,350	8,107	(15,407)	28,243
Loans at end of year	$510,648	$453,035	$408,685	$400,578	$415,985

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

The Company’s loan policy has established specific loan approval limits.  Loan officers may approve loans up to their individual lending limit, or two loan officers can originate loans up to their combined limit.  The loan committee reviews all loan applications and approves relationships greater than the loan officer’s limit.  Certain loan relationships require loan committee and/or of the Board of Directors of Hampden Bank (the “Board of Investment”) approval.  The members of the Bank’s loan committee include the Bank’s President and Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President of Retail and Mortgage Lending, Vice President of Commercial Credit and two Vice Presidents of Commercial Lending.

Residential mortgage loans are underwritten by the Bank. Residential mortgage loans for less than the corresponding Fannie Mae limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the Fannie Mae limit require the approval of a Senior Retail Loan Officer and in some instances, depending on the amount of the loan, the approval of the Board of Investment.

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities based on experience for these loans. Unsecured personal loans are generally not written for more than $5,000.

The Company generally does not make loans aggregating more than $10.0 million to one borrower (or related entity). Exceptions to this limit require the approval of the Board of Investment prior to loan origination. The Company’s internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and equity, or $15.1 million for the Company as of June 30, 2014.

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

Loan Maturity.  The following table summarizes the final maturities of the Company’s loan portfolio at June 30, 2014. This table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, and loans having no stated repayment schedule, are reported as being due in one year or less:

	Residential Mortgage		Commercial Real Estate		Home Equity		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount *	Weighted Average Rate
	(Dollars In Thousands)
Due in less than one year	$175	5.94%	$32,980	6.12%	$10	5.56%	$2,874	4.48%
Due in one year to five years	1,093	4.88%	57,647	5.37%	2,975	4.47%	8,030	5.55%
Due after five years	106,230	4.30%	110,123	4.80%	73,159	3.63%	29,092	4.45%
Total	$107,498	4.31%	$200,750	5.18%	$76,144	3.66%	$39,996	4.67%

	Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due in less than one year	$2,423	5.21%	$332	11.79%	$38,794	5.99%
Due in one year to five years	18,497	4.45%	7,078	4.34%	95,320	5.10%
Due after five years	33,836	3.97%	24,094	8.96%	376,534	4.60%
Total	$54,756	4.19%	$31,504	7.95%	$510,648	4.79%
* The amount of construction loans that are due after five years are written to be permanent loans after the construction period is over.

The following table sets forth, at June 30, 2014, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after June 30, 2015 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2015
	Fixed	Adjustable	Total
	(In Thousands)
Residential mortgage	$42,840	$64,483	$107,323
Commercial real estate	101,926	65,844	167,770
Home equity	44,438	31,696	76,134
Construction	12,816	24,306	37,122
Commercial	17,320	35,013	52,333
Consumer and other	30,419	753	31,172
Total loans	$249,759	$222,095	$471,854

Loan Quality

General.  One of the Company’s most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal, including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Delinquent Loans.  Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 15-day grace period for residential mortgages and a 10-day grace period for commercial loans. After mailing delinquency notices, the Company’s loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, the Company initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by an officer with the level of authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, the Company refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, commercial construction and commercial loans, collection procedures may vary depending on individual circumstances.

Other Real Estate Owned.  The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At June 30, 2014, the Company had $309,000 of property classified as OREO. In July 2011, the Company began leasing out a $270,000 OREO property and collected $109,000 in rental income in fiscal 2014. This property was sold to the lessee on June 12, 2014. As of September 11, 2014, the Company signed a purchase and sale agreement for a $215,000 OREO property. The Company will not incur any additional costs. The Company anticipates this property will be sold by September 30, 2014.

Classification of Assets and Loan Review.  Risk ratings of 1-9 are assigned to all credit relationships to differentiate and manage levels of risk in individual exposures and throughout the portfolio. Refer to Note 5 in the consolidated financial statements in Item 8 for detailed discussion.  Ratings are called Customer Risk Ratings ("CRRs").  CRRs are designed to reflect the risk to the Company in any Total Customer Relationship Exposure.  Risk ratings are used to profile the risk inherent in portfolio outstandings and exposures to identify developing trends and relative levels of risk and to provide guidance for the promulgation of policies, which control the amount of risk in an individual credit and in the entire portfolio, identify deteriorating credits and predict the probability of default. Timeliness of this process allows early intervention in the recovery process so as to maximize the likelihood of full recovery, and establish a basis for maintaining prudent reserves against loan losses.

The Account Manager has the primary responsibility for the timely and accurate maintenance of CRRs. The risk rating responsibility for the aggregate portfolio rests with the Commercial and Residential Division Executives. If a disagreement surfaces regarding a risk rating, the loan review committee makes the final determination. The members of the Bank’s loan review committee include Bank’s President and Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President of Retail and Mortgage Lending, Vice President of Commercial Credit and a Vice President of Commercial Lending. All others in a supervisory or review function regarding credit have a responsibility for reviewing the appropriateness of the rating and bringing to senior management’s attention any dispute so it may be resolved.  Generally, changes to risk ratings are made immediately upon receipt of material information, which suggests that the current rating is not appropriate.

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

Watchlist loans, including non-accrual loans, are classified as either special mention, substandard, doubtful, or loss. At June 30, 2014, loans classified as special mention totaled $13.7 million, consisting of $12.4 million commercial real estate, $533,000 commercial loans, $523,000 residential mortgage loans, $7,000 home equity loans and $161,000 consumer loans.

Substandard loans totaled $11.2 million, consisting of $4.0 million commercial real estate, $4.3 million commercial, $2.6 million residential mortgage, $150,000 home equity and $60,000 consumer loans.

Loans classified as doubtful totaled $351,000, consisting of $146,000 residential mortgage and $205,000 of consumer loans.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Non-accrual loans:
Residential mortgage	$2,755	$1,405	$1,266	$2,635	$2,763
Commercial mortgage	534	148	218	1,719	1,200
Commercial	1,500	1,988	597	1,366	936
Home equity, consumer and other	390	438	201	495	793
Total non-accrual loans	5,179	3,979	2,282	6,215	5,692
Other real estate owned	309	1,221	1,826	1,264	911
Total non-performing assets	$5,488	$5,200	$4,108	$7,479	$6,603

Troubled debt restructurings, not reported above	$4,601	$7,258	$9,648	$10,926	$4,836

Ratios:
Non-performing loans to total loans	1.01%	0.88%	1.55%	1.37%	1.01%
Non-performing assets to total assets	0.78%	0.80%	1.30%	1.13%	0.93%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. Non-accrual loans, including modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment. The borrower must be current with their payments in accordance with the loan terms for six months for commercial and residential loans. The Company may also return a loan to accrual status if the borrower evidences sufficient cash flow to service the debt and provides additional collateral to support the collectability of the loan. For non-accrual and impaired loans that make payments, the Company recognizes cash interest payments as interest income when the Company does not have a collateral shortfall for the loan and the loan has not been partially charged off. If there is a collateral shortfall for the loan or it has been partially charged off, then the Company typically applies the entire payment to the principal balance of the loan. There are no loans greater than 90 days delinquent and still accruing at the dates presented above.

As of June 30, 2014, non-accrual loans totaled $5.2 million, of which $4.3 million were 90 days or greater past due, $486,000 that are 30-89 days past due and $405,000 that are current or less than 30 days past due. It is the Company’s policy to keep loans on non-accrual status until the borrower can demonstrate their ability to make payments according to their loan terms and an acceptable history of repayment of six months. One- to four-family residential non-accrual loans less than 90 days past due were $317,000, commercial real estate non-accrual loans less than 90 days past due were $534,000, and home equity second lien non-accrual loans less than 90 days past due were $39,000. All non-accrual loans, troubled debt restructurings, and loans with risk ratings of six or higher are assessed by the Company for impairment.

All loans that are modified when the Bank makes a concession in light of the borrower’s financial difficulty are considered a troubled debt restructuring (“TDR”) (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term due to a borrower’s financial difficulty and are classified as impaired loans by the Company. The Bank modifies loans in the normal course of business for credit worthy borrowers that are not TDRs. In these cases, the modified terms are consistent with loan terms available to credit worthy borrowers and within normal loan pricing. At such time they meet the criteria for impairment, these loans will be classified as such. The Company does not currently have any concession programs that it offers to its commercial or mortgage loan customers. The Company’s policy for classifying the modified loans as accrual or non-accrual (at the time of modification) is as follows: (i) for loans that have been modified and remain on accrual, the modifications are completed pursuant to our existing underwriting standards, which include a review of historical financial statements, including current interim information if available, an analysis of the causes of the borrower’s decline in performance and projections to assess repayment ability going forward, and (ii) for modified loans, return to accrual status once the borrower has shown the ability and an acceptable history of repayment of six months.

At June 30, 2014, the Bank had twelve TDRs totaling approximately $5.1 million, of which $534,000 were on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $276,000 for the year ended June 30, 2014. At June 30, 2013, the Bank had sixteen TDRs totaling approximately $7.8 million, of which $580,000 were on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $239,000 for the year ended June 30, 2013. At June 30, 2012, the Bank had fourteen TDRs totaling approximately $10.3 million, of which $698,000 were on non-accrual status. The interest income recorded from the restructured loans amounted to approximately $689,000 for the year ended June 30, 2012.

At June 30, 2014, the interest income that would have been recorded had non-accruing loans been current according to their original terms, amounted to $53,000.

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

The allowance consists of specifically allocated and general components.  The specifically allocated component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses."

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans decreased to $9.8 million at June 30, 2014 from $15.0 million at June 30, 2013. The Company has established specific reserves aggregating $11,000 for impaired loans.  Such reserves relate to one impaired loan with a carrying value of $537,000, and is based on management’s analysis of the expected cash flows. If impairment is measured based on the present value of expected future cash flows, the change in present value is recorded within the provision for loan loss.

The $9.8 million of impaired loans includes $5.2 million of non-accrual loans and $4.6 million of accruing TDRs as of June 30, 2014. The $4.6 million, or 47%, of total impaired loans, of accruing TDRs were current with all payment terms as of June 30, 2014. As of June 30, 2013, the $15.0 million of impaired loans includes $4.0 million of non-accrual loans and $7.3 million of accruing TDRs as of June 30, 2013. The remaining $3.7 million are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $15.0 million of impaired loans, $11.0 million, or 73%, were current with all payment terms as of June 30, 2013.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

	At or For the Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Balance at beginning of year	$5,414	$5,148	$5,473	$6,314	$3,742
Charge-offs:
Residential mortgage loans	(147)	(185)	(391)	(147)	(39)
Commercial real estate	(22)	(207)	(166)	(2,000)	(184)
Commercial	—	—	(213)	(530)	(1,511)
Consumer and other	(218)	(152)	(89)	(94)	(38)
Total charge-offs	(387)	(544)	(859)	(2,771)	(1,772)
Recoveries:
Residential mortgage loans	—	8	71	8	2
Commercial real estate	—	—	16	—	—
Commercial	50	104	11	21	3
Consumer and other	24	23	11	1	2
Total recoveries	74	135	109	30	7
Net charge-offs	(313)	(409)	(750)	(2,741)	(1,765)
Provision for loan losses	550	675	425	1,900	4,337
Balance at end of year	$5,651	$5,414	$5,148	$5,473	$6,314

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.09%	0.19%	0.68%	0.43%
Allowance for loan losses to non-performing loans at end of year	109.11%	136.06%	225.59%	88.06%	110.93%
Allowance for loan losses to total loans at end of year	1.11%	1.20%	1.26%	1.37%	1.52%

As shown in the table above, the provision for loan losses has decreased over the past year. The Company completes its allowance for loan loss review using a calculation that includes specific reserves on impaired credits and general reserves on all non-impaired credits. During this review process, the Company has implemented a qualitative review of the non-impaired loans, using historical charge-offs as the starting point, including charge-offs recognized in the current quarter or year, and then adding additional basis points for specific qualitative factors such as the levels and trends in delinquency and impairments, trends in volume and terms as risk rating migration, effects of changes in risk selection and underwriting standards, experience of lending management and staff, and national and local economic trends and conditions. Adjustments to the provision are made on a quarterly basis, as necessary.

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies. If there is an increase in the amount of delinquent loans in a particular loan category, this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance allocated to that loan. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio.

It is the Company’s policy to classify all non-accrual loans as impaired loans. All impaired loans are measured on a loan-by-loan basis to determine if any specific allowance is required for the allowance for loan loss. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If an impaired loan has a shortfall in the expected future cash flows, then a specific allowance will be placed on the loan in that amount. The Company may consider collateral values where it feels there is greater risk and the expected future cash flow allowance is not sufficient. Residential, commercial real estate, construction and some consumer loans are secured by real estate. As of June 30, 2014, all impaired commercial loans except for one are secured by business assets and many also include primary or secondary mortgage positions on business and/or personal real estate. The other commercial loan is secured by shares of stock of a subsidiary of the borrower. In certain cases additional collateral may be obtained.

For the year ended June 30, 2014, total charge-offs were $387,000 compared to $544,000 for the year ended June 30, 2013. There was a decrease in specific reserves on impaired loans from $32,000 at June 30, 2013 to $11,000 at June 30, 2014 due to a decrease in impaired loans requiring specific reserve allocations in fiscal 2014. In addition, the general reserve allocations decreased due to improving economic factors and decreases in historical losses. These factors contributed to the decrease in the ratio of allowance for loan losses to total loans at the end of the year from 1.20% at June 30, 2013 to 1.11% at June 30, 2014. The allowance for loan losses to non-performing loans has decreased from 136.06% at June 30, 2013 to 109.11% at June 30, 2014. Our allowance for loan losses increased between June 30, 2013 and June 30, 2014 due to increase in loan volume.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At June 30,
	2014			2013			2012
	Allowance for Loan Losses	Loan Balance by Category	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	% of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$697	$107,498	21.05%	$762	$107,617	23.75%	$865	$112,294	27.48%
Commercial real estate	2,288	200,750	39.31%	2,215	167,381	36.95%	2,360	152,965	37.43%
Home equity	472	76,144	14.91%	535	78,421	17.31%	486	72,983	17.86%
Construction	502	39,996	7.83%	348	24,973	5.51%	58	6,553	1.60%
Total mortgage loans on real estate	3,959	424,388	83.11%	3,860	378,392	83.52%	3,769	344,795	84.37%

Commercial	1,216	54,756	10.72%	1,065	43,566	9.62%	969	35,567	8.70%
Consumer and other	476	31,504	6.17%	489	31,077	6.86%	410	28,323	6.93%
Total loans	$5,651	$510,648	100.00%	$5,414	$453,035	100.00%	$5,148	$408,685	100.00%

	At June 30,
	2011			2010
	Allowance for Loan Losses	Loan Balance by Category	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	% of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortgage loans on real estate:
Residential	$893	$121,462	30.32%	$1,175	$130,977	31.76%
Commercial real estate	2,922	151,395	37.79%	2,267	138,746	32.91%
Home equity	517	62,975	15.72%	496	65,006	15.15%
Construction	65	5,265	1.31%	60	13,460	4.45%
Total mortgage loans on real estate	4,397	341,097	85.15%	3,998	348,189	84.27%

Commercial	1,020	35,739	8.92%	2,264	42,539	10.04%
Consumer and other	56	23,742	5.93%	52	25,257	5.69%
Total loans	$5,473	$400,578	100.00%	$6,314	$415,985	100.00%

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

Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining other-than-temporary impairment losses, impairment is required to be recognized (1) if we intend to sell the security, (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis, or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired available-for-sale debt securities that we intend to sell, or likely will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired available-for-sale debt securities, credit-related impairment is recognized through earnings, while non-credit related impairment is recognized in other comprehensive income/loss, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. The Company did not incur a write-down for OTTI of investment securities in fiscal 2014, 2013 and 2012.

Corporate Obligations. At June 30, 2014, the Company’s portfolio of corporate obligations totaled $3.1 million, or 2.2% of the portfolio at that date. The Company’s policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At June 30, 2014, all investments in corporate obligations were rated ‘A’ or better.

 Municipal Bonds. At June 30, 2014, the Company’s portfolio of municipal bonds totaled $9.3 million, or 6.9% of the portfolio at that date. The Company’s policy requires that investments in municipal bonds be restricted only to those obligations that are readily marketable and rated ‘A’ or better by a nationally recognized rating agency at the time of purchase. At June 30, 2014, all investments in municipal bonds were rated ‘A’ or better.

Residential Mortgage-Backed Securities.  At June 30, 2014, the Company’s portfolio of residential mortgage-backed securities totaled $130.8 million, or 97.6% of the portfolio on that date, and included pass-through securities totaling $69.7 million and collateralized mortgage obligations totaling $59.4 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“Ginnie Mae”). The Company also invests in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2014, we held 16 securities issued by private mortgage originators that had an amortized cost of $1.7 million and a fair value of $1.7 million. All of these investments are “Senior” Class tranches and have underlying credit enhancement.  These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates.  Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement.  Based on this review, management determines whether other-than-temporary impairment existed. Management has determined that no other-than-temporary impairment existed as of June 30, 2014. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Marketable Equity Securities.  At June 30, 2014, the Company’s portfolio of marketable equity securities totaled $79,000, or 0.06% of the portfolio at that date, and consisted of common stock of two corporations. The Company’s investment policy requires investments of no more than 5% of Tier I capital in any one issuer and no more than 20% of Tier I capital in any one industry.  The total of all investments in common and preferred stocks may not exceed 100% of Tier I capital.  Issues must be listed on the NYSE or NASDAQ.

Restricted Equity Securities.  At June 30, 2014, the Company held $6.6 million of FHLB stock. This stock is restricted and must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB.

The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated:

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available for sale
Debt securities:
Municipal bonds	$—	$—	$395	$395	$—	$—
Corporate bonds	3,026	3,086	3,036	3,076	6,134	6,136
Residential mortgage-backed securities:
Agency	128,938	129,073	132,498	132,988	130,157	133,543
Non-agency	1,688	1,698	2,209	2,203	4,196	4,118
Total debt securities	133,652	133,857	138,138	138,662	140,487	143,797
Marketable equity securities:
Common stock	51	79	51	68	51	54
Total marketable equity securities	51	79	51	68	51	54

Total securities available for sale	$133,703	$133,936	$138,189	$138,730	$140,538	$143,851

Securities held to maturity
Municipal bonds	$9,302	$9,302	$—	$—	$—	$—
Total securities held to maturity	$9,302	$9,302	$—	$—	$—	$—

Restricted equity securities
Federal Home Loan Bank of Boston stock	$6,648	$6,648	$5,092	$5,092	$4,959	$4,959
Total restricted equity securities	$6,648	$6,648	$5,092	$5,092	$4,959	$4,959

Total securities	$149,653	$149,886	$143,281	$143,822	$145,497	$148,810

The table below sets forth certain information regarding the amortized cost, and weighted average yields by contractual maturity of the Company’s debt securities portfolio at June 30, 2014. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars In Thousands)
Securities available for sale
Corporate bonds	$—	—%	$3,026	1.74%	$—	—%	$—	—%	$3,026	1.74%
Mortgage-backed securities:
Agency	—	—%	10,941	2.03%	7,338	2.46%	110,659	2.01%	128,938	2.04%
Non-agency	—	—%	61	4.44%	—	—%	1,627	2.61%	1,688	2.68%
Total	$—	—%	$14,028	1.98%	$7,338	2.46%	$112,286	2.02%	$133,652	2.04%

Securities held to maturity
Municipal bonds	$6,813	0.66%	$2,148	1.93%	$341	2.13%	$—	—%	$9,302	1.01%
Total	$6,813	0.66%	$2,148	1.93%	$341	2.13%	$—	—%	$9,302	1.01%

Total debt securities	$6,813	0.66%	$16,176	1.97%	$7,679	2.45%	$112,286	2.02%	$142,954	1.97%

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from the Company’s primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits and the Massachusetts Deposit Insurance Fund fully insures amounts in excess of such limits.

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

The following table sets forth certain information relative to the composition of the Company’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars In Thousands)
Deposit type:
Demand	$78,220	16.08%	—%	$66,855	14.74%	—%	$57,055	13.49%	—%
Savings	107,503	22.11%	0.13%	100,372	22.13%	0.20%	91,828	21.70%	0.28%
Money market	89,084	18.32%	0.36%	73,767	16.26%	0.39%	54,462	12.87%	0.40%
NOW accounts	46,436	9.55%	0.27%	40,589	8.95%	0.26%	37,799	8.94%	0.36%
Total transaction accounts	321,243	66.06%	0.18%	281,583	62.08%	0.22%	241,144	57.00%	0.25%
Certificates of deposit	165,077	33.94%	1.47%	171,994	37.92%	1.77%	181,941	43.00%	1.97%
Total deposits	$486,320	100.00%	0.62%	$453,577	100.00%	0.81%	$423,085	100.00%	0.99%

The following table sets forth time deposits of the Company classified by interest rate as of the dates indicated:

	At June 30,
Interest Rate	2014	2013	2012
	(In Thousands)
Less than 2%	$130,068	$113,112	$108,574
2.00% - 2.99%	19,951	25,460	36,687
3.00% - 3.99%	12,699	21,976	24,813
4.00% - 4.99%	—	4,779	6,954
5% or Greater	—	—	828
Total	$162,718	$165,327	$177,856

The following table sets forth time deposits of the Company at June 30, 2014 by maturity:

	Years Ending June 30,
Interest Rate	2015	2016	2017	2018	2019	Total
	(In Thousands)
Less than 2%	$53,820	$18,849	$27,313	$13,326	$16,760	$130,068
2.00% - 2.99%	3,561	11,488	4,333	569	—	19,951
3.00% - 3.99%	10,803	1,896	—	—	—	12,699
Total	$68,184	$32,233	$31,646	$13,895	$16,760	$162,718

As of June 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $102.7 million. The following table sets forth the maturity of those certificates as of June 30, 2014:

At June 30, 2014
(In Thousands)
Three months or less	$13,848
Over three months through six months	10,165
Over six months through one year	13,756
Over one year through three years	44,235
Over three years	20,687
Total	$102,691

Borrowings.  The Company utilizes advances from the FHLB primarily in connection with funding growth in the balance sheet and to assist in the management of its interest rate risk by match funding longer term fixed rate loans. FHLB advances are secured primarily by certain of the Company’s mortgage loans, investment securities and by its holding of FHLB stock. As of June 30, 2014, the Company had outstanding $116.4 million in FHLB advances, and had the ability to borrow an additional $61.1 million based on available collateral.

The following table sets forth certain information concerning balances and interest rates on the Company’s short-term and long-term FHLB advances at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2014	2013	2012
	(Dollars In Thousands)
Balance at end of year	$116,446	$86,992	$79,661
Average balance during year	117,841	89,235	55,250
Maximum outstanding at any month end	127,968	94,746	79,938
Weighted average interest rate at end of year	1.61%	1.64%	1.95%
Weighted average interest rate during year	1.83%	2.04%	2.39%

Of the $116.4 million in advances outstanding at June 30, 2014, $6.0 million bearing a weighted-average interest rate of 3.52% are callable by the FHLB at its option and in its sole discretion only if the level of a specific index were to exceed a pre-determined maximum rate. In the event the FHLB calls these advances, the Company will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

In an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the Federal Home Loan Bank of Boston’s program to further restructure outstanding borrowings. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%. There were no advances restructured during the year ended June 30, 2014.

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

The Company had no overnight repurchase agreements as of June 30, 2014 and 2013.  As of June 30, 2012, the Company had $7.3 million of overnight repurchase agreements with business customers with a weighted average rate of 0.10%.  These repurchase agreements were collateralized by residential mortgage-backed securities.

The following table sets forth certain information concerning balances and interest rates on the Company’s repurchase agreements at the dates and for the years indicated:

	At or For the Years Ended June 30,
	2014	2013	2012
	(Dollars In Thousands)
Balance at end of year	$—	$—	$7,315
Average balance during year	—	5,017	7,228
Maximum outstanding at any month end	—	6,026	9,088
Weighted average interest rate at end of year	—%	—%	0.10%
Weighted average interest rate during year	—%	0.07%	0.12%

Personnel

As of June 30, 2014, the Company had 106 full-time and 19 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good relationship with our employees.

Subsidiary Activities and Portfolio Management Services

Hampden Bancorp, Inc. conducts its principal business activities through its wholly-owned subsidiary, Hampden Bank. Hampden Bank has three operating subsidiaries, Hampden Investment Corporation ("HIC"), Hampden Investment Corporation II ("HIC II) and Hampden Insurance Agency ("HIA").

Hampden Investment Corporation. HIC is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2014 and June 30, 2013, HIC had total assets of $108.7 million and $107.4 million, respectively, consisting primarily of mortgage backed securities, respectively. HIC’s net income for each of the years ending June 30, 2014 and June 30, 2013 was $1.3 million. As a Massachusetts securities corporation, HIC has a lower state income tax rate compared to other corporations.

Hampden Investment Corporation II. HIC II is a Massachusetts securities corporation and a wholly owned subsidiary of Hampden Bank. HIC II is an investment company that engages in buying, selling and holding securities on its own behalf. At June 30, 2014, HIC II had total assets of $6.1 million consisting primarily of mortgage backed securities. HIC II's net income for the year ending June 30, 2014 was $45,000. At June 30, 2013, HIC II had total assets of $2.0 million consisting primarily of municipal bonds and mortgage backed securities. HIC II’s net income for the year ending June 30, 2013 was $16,000. As a Massachusetts securities corporation, HIC II has a lower state income tax rate compared to other corporations.

Hampden Insurance Agency. HIA is an inactive insurance agency.  As of June 30, 2014 and 2013, HIA had no assets.

Hampden Bancorp, Inc.’s subsidiary, in addition to Hampden Bank, is described below.

Hampden LS, Inc. Hampden Bancorp, Inc. contributed funds to a subsidiary, Hampden LS, Inc. to enable it to make a 15-year loan to the Employee Stock Ownership Plan to allow it to purchase shares of the Company common stock as part of the completion of the initial public offering. On January 16, 2007, at the completion of the conversion and initial public offering, the Employee Stock Ownership Plan purchased 635,990 shares, or 8% of the 7,949,879 shares outstanding from the initial public offering.

SUPERVISION AND REGULATION
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries, in particular subsidiary banks. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of stockholders of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under the BHC Act. The Bank is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks (the “Commissioner”) and the FDIC.
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and the Bank. This summary is not a comprehensive analysis of all applicable law, and is qualified by reference to the applicable statutes and regulations.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the Federal Reserve increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “-Regulation of the Company-Source of Strength” below;

•	provided for new capital standards applicable to the Company and the Bank, as discussed in more detail in “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” below;

•	modified the scope and costs associated with deposit insurance coverage, as discussed in “-Regulation of the Bank-Deposit Insurance Premiums” below;

•
permitted well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “-Regulation of the Bank-Acquisitions and Branching” below;

•	permitted the payment of interest on business demand deposit accounts;

•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “-Consumer Protection Regulation-Mortgage Reform” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”);

•
barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances; and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Regulation of the Company
The Company is subject to regulation, supervision and examination by the Federal Reserve, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
Source of Strength. Under the BHC Act as well as the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the bank holding company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, any loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness.
Acquisitions and Activities. The BHC Act prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company without prior approval of the Federal Reserve.

The BHC Act prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto.
Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company.
In addition, any company would be required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the Federal Reserve released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.
Limitations on Redemption of Common Stock. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
Regulation of the Bank
The Bank is subject to the supervision and regulation of the Commissioner and the FDIC. Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits-the designated reserve ratio-of 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. For 2014, the aggregate FDIC insurance expense for the Bank was $366,000.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2014, the annualized FICO assessment was equal to 0.64 basis points for each $100 in domestic deposits maintained at an institution.

All Massachusetts-chartered savings banks, such as the Bank, are required to be members of the Massachusetts Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Massachusetts Depositors Insurance Fund is authorized to charge Massachusetts savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the FDIC.
Acquisitions and Branching. The Bank must seek prior regulatory approval from the Commissioner and the FDIC to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits national banks and state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.
Massachusetts-chartered savings banks may broadly invest in equity securities subject to certain limitations, including on the aggregate amount of such investment as a percentage of the bank’s deposits. Although such equity investments are generally not permitted under federal law, under the FDIA, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks. The Bank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of the Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. This authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as a change in the Bank’s charter.
Lending Restrictions. Federal and state law limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank. Under Massachusetts law, the Bank is also subject to restrictions on the amount it may lend to one borrower, which subject to certain limited exceptions, total obligations of one borrower may not exceed 20.0% of the total of the Bank’s capital
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank currently has an “outstanding” CRA rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below due to the banking organization’s financial condition or actual or anticipated growth.

Current Federal Reserve capital adequacy guidelines define a three-tier capital framework. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities that may be included as Tier I capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities (to the extent not eligible to be included as Tier I capital), term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier I and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier I risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of June 30, 2014, the Company’s Tier I risk-based capital ratio was 17.2% and its total risk-based capital ratio was 18.3%. The Company is currently considered “well capitalized” under all regulatory definitions.
In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s leverage capital ratio as of June 30, 2014 was 12.2%.
The FDIC has adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the FDIC regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier I risk-based capital ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized” bank. The FDIC must also take into consideration (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as part of the institution’s regular safety and soundness examination. The Bank is currently considered “well capitalized” under all regulatory definitions.
Generally, a bank, upon receiving notice that it is “undercapitalized,” becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized,” a ratio of tangible equity to total assets that is equal to or less than 2.0%, will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and the Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized institution from 6.0% to 8.0%. The Final Capital Rule also requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weight assets, or face restrictions on capital distributions and executive bonuses. The Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

The Company and the Bank must comply with the Final Capital Rule beginning on January 1, 2015.
Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from the Bank. The revenue of the Company (on a parent-only basis) is derived primarily from interest and dividends paid to it by the Bank. The right of the Company, and consequently the right of stockholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, when the Final Capital Rule comes into effect, the Company’s ability to pay dividends would be restricted if it does not maintain a capital conservation buffer. See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under Massachusetts law, the board of directors of the Bank may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company’s capital stock. Moreover, prior approval by the Commissioner is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHC Act provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Bank for compliance with CFPB rules and will enforce CFPB rules with respect to the Bank.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act. Under the Bank Secrecy Act (the “BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHC Act to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLB”), which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. A member institution is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement as of June 30, 2014, with an investment in FHLB stock as of June 30, 2013 of $6.6 million. We receive dividends on our FHLB stock. The FHLB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLB stock of $61,000 was recorded during the last fiscal year.
Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of June 30, 2014, the Bank had a total of $116.4 million of FHLB advances.
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

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial adviser; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.    The Company reports its income using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. Hampden Bank currently files a consolidated federal income tax return with Hampden Bancorp, Inc. Hampden Bank's federal income tax returns have been either audited or closed under the statute of limitations through October 31, 2010. For its 2013 and 2014 tax year, Hampden Bank's maximum federal income tax rate was 34%.

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

Item 1A.   Risk Factors

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.
 Our commercial real estate, commercial business and commercial construction loan portfolios expose us to greater credit risk than our residential real estate loan portfolio.

At June 30, 2014, our loan portfolio consisted of $200.8 million, or 39.3%, of commercial real estate loans, $54.8 million, or 10.7%, of commercial business loans and $36.2 million, or 7.1%, of commercial construction loans.We intend to continue growing our commercial real estate and commercial business loan portfolios. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential real estate loans. These loans may lack standardized terms and may include a balloon payment feature. Repayment of commercial real estate loans often depends on the successful operation of the property securing the loan. Commercial business loans typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Many of our commercial borrowers have more than one loan outstanding with us, and an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential real estate loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
In the event that our borrowers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience loan losses, which could adversely effect our financial condition and results of operations. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Our allowance may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge offs. Any such action might have a material adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.
We may acquire, through foreclosure, properties securing loans that we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.
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
Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by general market and economic conditions.
We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration or continued weakness in any of these conditions could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. While the U.S. economy is improving, the recovery has been slow and there remains some uncertainty regarding its sustainability.
Fluctuations in interest rates may adversely affect our profitability.
Our profitability, like that of most financial institutions, depends primarily upon our net interest income, which is the difference between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. The narrowing of that difference could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Increases in interest rates could affect the amount of loans that we originate, because higher rates could cause customers to apply for fewer loans. Higher interest rates could also cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets, net interest income will be negatively affected.
Competition within our market area could adversely affect our profits and growth.
Competition in the markets in which we operate may limit our ability to attract and retain customers. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization, as well as financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are able to serve the credit and investment needs of larger customers. There is also increased competition by out-of-market competitors through the Internet. If we are unable to attract and retain customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

We operate in a highly regulated environment, and laws and regulations, or changes in them, could limit or restrict our activities and could have an adverse impact on our operations.
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Business-Regulation and Supervision.”
Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, it is difficult to forecast the full impact that such rulemaking will have on us, our clients, or the financial industry. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. See “Business-Regulation and Supervision-Consumer Protection Regulation-Mortgage Reform.”
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule”. Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After the transition period, the Volcker Rule restrictions will apply to us, unless an exception applies. At June 30, 2014 the Company did not engage in any activities that will not be permitted under the Volcker rule.
Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees.
We will become subject to more stringent capital requirements.
The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.
We may be unable to attract and retain key employees.
Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best people can be intense and we may not be able to hire or retain the key employees that we depend upon for success. The unexpected loss of services of one or more of our key employees could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement employees.
Our ability to attract and retain clients and employees, and to maintain relationships with vendors, third-party service providers and others, could be adversely affected to the extent our reputation is harmed.
We are dependent on our reputation within our market area, as a trusted and responsible financial institution, for all aspects of our relationships with clients, employees, vendors, third party service providers, and others with whom we conduct business or potential future business. Our ability to attract and retain clients and employees at our banking, investment management, and wealth advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm, and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines, and penalties and cause us to incur related costs and expenses, which could in turn have a material adverse effect on our results of operations and financial condition.
We may incur losses as a result of ineffective risk management processes and strategies.
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
We may suffer losses as a result of operational risk or technical system failures.
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

We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described above and could restrict the ability of institutional investment managers to invest in our securities.
We face legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could adversely affect our business, financial condition or results of operations, or cause reputational harm to us. As a participant in the financial services industry, it is likely that we will continue to experience litigation related to our businesses and operations.
Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.
Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to accounting principles generally accepted in the U.S., or “GAAP,” we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves, reserves related to litigation, and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”
Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations.
We are a holding company and depend on our subsidiary bank for dividends, distributions, and other payments.
We are a legal entity that is separate and distinct from the Bank and depend on dividends, distributions, and other payments from the Bank to fund dividend payments on our common stock and to fund all payments on our other obligations. Our revenue (on a parent-only basis) is derived primarily from interest and dividends paid to us by the Bank. Our right, and consequently the right of our stockholders, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of ours in a creditor capacity may be recognized.
Holders of our common stock are entitled to receive dividends only when, as, and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, when the Final Capital Rule comes into effect, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See “Business-Regulation and Supervision-Dividend Restrictions” and “Business-Regulation and Supervision-Regulatory Capital Requirements.”
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.
Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
We cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition, and results of operations. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions, and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend practices;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.

Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us, even if an acquisition might be in the best interest of our stockholders.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company conducts its business through its main office located in Springfield, Massachusetts, and nine other offices located in Hampden County, Massachusetts. The following table sets forth ownership and lease information for the Company’s offices as of June 30, 2014:

		Location	Year Opened	Lease Expires
Owned
	Main Office:
		19 Harrison Avenue	1852
		Springfield, MA 01103
	Branch Offices:
		220 Westfield Street	1975
		West Springfield, MA 01089

		475 Longmeadow Street	1976
		Longmeadow, MA 01106

		1363 Allen Street	1979
		Springfield, MA 01118
Leased
		820 Suffield Street	2001	2025
		Agawam, MA 01001

		2005 Boston Road	2003	2022 (1)
		Wilbraham, MA 01095

		1500 Main Street	2005	2015 (2)
		Tower Square
		Springfield, MA 01115

		187 Main Street	2007	2017 (2)
		Indian Orchard
		Springfield, MA 01151

		916 Shaker Road	2009	2018 (3)
		Longmeadow, MA 01106

		977 Boston Road	2011	2030 (2)
		Springfield, MA 01119
(1) Hampden Bank has an option to renew for two additional ten year terms.
(2) Hampden Bank has an option to renew for an additional five year term.
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

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

The Company’s common stock is listed on The NASDAQ Global Market under the trading symbol “HBNK”. The following table sets forth, for the quarters in the Company’s two most recent fiscal years, the daily high and low sales prices for the common stock and the dividends declared. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

	Market Price
	High	Low	Dividends Declared
Fiscal 2014 (ending June 30, 2014):
First Quarter	$16.84	$15.02	$0.06
Second Quarter	18.42	15.37	0.06
Third Quarter	16.80	15.65	0.06
Fourth Quarter	16.90	15.41	0.06

	Market Price
	High	Low	Dividends Declared
Fiscal 2013 (ending June 30, 2013):
First Quarter	$13.40	$11.75	$0.04
Second Quarter	13.23	10.77	0.04
Third Quarter	12.87	11.36	0.05
Fourth Quarter	13.50	12.00	0.05

Shareholders and Issuer Purchases of Equity Securities

As of August 22, 2014, there were 5,651,130 shares of common stock outstanding, and the Company had approximately 2,000 holders of record.

During the year ended June 30, 2014, the Company repurchased 28,760 shares of Company stock for $450,000, at an average price of $15.64 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 260 shares of Company stock, at an average price of $15.52 per share, in the year ended June 30, 2014 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations. The Company is currently repurchasing shares under its seventh stock repurchase program, pursuant to which the Company was authorized to purchase up to 289,106 shares, or approximately 5%, of the Company’s outstanding common stock of which 89,239 remain as of June 30, 2014. Immediately upon completion of the seventh stock repurchase program, the Company is approved to repurchase shares under its eighth stock repurchase program, pursuant to which the Company is authorized to purchase up to 275,525 shares, or approximately 5%, of the Company’s outstanding common stock.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fourth Quarter
April 1, 2014 - April 30, 2014	—	$—	—	375,902
May 1, 2014 - May 31, 2014	2,232	$15.98	2,232	373,670
June 1, 2014 - June 30, 2014	8,906	$16.16	8,906	364,764
	11,138	$16.13	11,138

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period June 30, 2009 through June 30, 2014. The broad-market index chosen was the NASDAQ Composite Index, and the peer group index chosen was the NASDAQ Bank Index. The shareholder returns are measured based on an assumed investment of $100 on June 30, 2009. The stock price performance on the graph below does not necessarily indicate future price performance.

# Hampden Bancorp, Inc.

Total Return Performance
275
250
225
200
175
150
125
100
75
50
Index Value
Hampden Bancorp, Inc.
NASDAQ Bank Index
NASDAQ Composite
06/30/09
06/30/10
06/30/11
06/30/12
06/30/13
06/30/14

| | *Period Ending* | | | | | |
|---|---|---|---|---|---|---|
| ***Index*** | **06/30/09** | **06/30/10** | **06/30/11** | **06/30/12** | **06/30/13** | **06/30/14** |
| Hampden Bancorp, Inc. | 100.00 | 97.08 | 137.05 | 135.14 | 157.68 | 180.96 |
| NASDAQ Bank Index | 100.00 | 111.18 | 118.67 | 123.21 | 156.37 | 187.95 |
| NASDAQ Composite | 100.00 | 116.03 | 154.16 | 165.04 | 194.49 | 255.25 |

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

	At June 30,
	2014	2013	2012	2011	2010
	(In Thousands)
Selected Financial Condition Data:
Total assets	$701,497	$652,962	$615,957	$573,326	$585,575
Loans, net (1)	507,965	451,621	407,271	398,108	413,547
Securities	143,238	138,730	143,851	111,919	111,379
Deposits	407,508	400,717	434,832	417,255	420,060
Short-term borrowings, including repurchase agreements	4,000	4,500	10,315	7,233	6,806
Long-term debt	112,446	82,492	76,661	47,478	58,196
Stockholders' equity	87,159	83,659	87,160	93,516	94,773

(1) Includes loans held for sale.

	For The Years Ended June 30,
	2014	2013	2012	2011	2010
	(In Thousands, except share and per share data)
Selected Operating Results:
Interest and dividend income, including fees	$25,512	$24,348	$24,833	$25,547	$27,557
Interest expense	5,170	5,485	5,764	7,631	9,740
Net interest income	20,342	18,863	19,069	17,916	17,817
Provision for loan losses	550	675	425	1,900	4,337
Net interest income, after provision for loan losses	19,792	18,188	18,644	16,016	13,480
Non-interest income	3,638	4,202	3,240	2,936	2,735
Non-interest expense	16,371	17,639	17,085	17,079	17,101
Income (loss) before income tax provision (benefit)	7,059	4,751	4,799	1,873	(886)
Income tax provision (benefit) (1)	2,544	1,777	1,783	559	(533)
Net income (loss)	$4,515	$2,974	$3,016	$1,314	$(353)

Basic earnings (loss) per share	$0.85	$0.55	$0.52	$0.21	$(0.05)
Basic weighted average shares outstanding	5,304,151	5,414,851	5,806,977	6,247,438	6,528,355

Diluted earnings (loss) per share	$0.83	$0.54	$0.51	$0.21	$(0.05)
Diluted weighted average shares outstanding	5,435,761	5,548,150	5,888,591	6,392,198	6,528,355

Dividends per share	$0.24	$0.18	$0.14	0.12	0.12
(1) In fiscal 2013, the charitable contribution carryforward expired and resulted in a $35,000 charge to expense. Includes a $100,000 decrease in fiscal 2011, and a $25,000 increase in fiscal 2012 to the Company's valuation reserve against the deferred tax asset set up for the utilization of the charitable contribution deduction carry-forward.

	At or For The Years Ended June 30,
	2014	2013	2012	2011	2010
Selected Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets (ratio of net income (loss) to average total assets)	0.65%	0.46%	0.52%	0.23%	(0.06)%
Return (loss) on average equity (ratio of net income (loss) to average equity)	5.30%	3.41%	3.37%	1.40%	(0.37)%
Average interest rate spread (1)	2.91%	2.91%	3.21%	3.02%	2.81%
Net interest margin (2)	3.10%	3.14%	3.50%	3.38%	3.29%
Efficiency ratio (3)	68.27%	76.48%	76.58%	81.91%	83.21%
Non-interest expense to average total assets	2.36%	2.75%	2.94%	2.98%	2.98%
Dividend pay-out ratio (4)	28.24%	34.26%	27.70%	62.10%	n/a
Average interest-earning assets to average interest-bearing liabilities	124.81%	124.98%	127.16%	126.07%	126.97%

Asset Quality Ratios:
Non-performing assets to total assets	0.78%	0.80%	0.67%	1.30%	1.13%
Non-performing loans to total loans	1.01%	0.88%	0.56%	1.55%	1.37%
Allowance for loan losses to non-performing loans	109.11%	136.06%	225.59%	88.06%	110.93%
Allowance for loan losses to total loans	1.11%	1.20%	1.26%	1.37%	1.52%
Net charge-offs to average loans outstanding	0.06%	0.09%	0.19%	0.68%	0.43%

Capital Ratios:
Equity to total assets at end of year	12.42%	12.81%	14.15%	16.31%	16.23%
Average equity to average assets	12.26%	13.62%	15.42%	16.35%	16.69%
Risk-based Tier 1 capital ratio (Bank only) at end of year	14.80%	16.29%	17.80%	18.20%	16.90%

Other Data:
Number of full service offices	10	10	10	10	9
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

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting the Company’s financial condition at June 30, 2014 and June 30, 2013 and the Company’s consolidated results of operations for the years ended June 30, 2014, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Because these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, increased competitive pressure among financial service companies; changes in local, regional, national and regional economic conditions; changes in interest rates; changes in consumer spending, borrowing and savings habits; legislative and regulatory changes; adverse changes in the capital markets; the inability of key third-party providers to perform their obligations to the Company; changes in relevant accounting principles and guidelines; and the other risks and uncertainties detailed in Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

General allocation

The general allocation is determined by segregating the remaining loans, by type of loan and payment history. We analyze historical loss experience, and qualitative factors such as delinquency trends, changes in our underwriting standards as well as in lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2014.

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

When one- to four-family residential mortgage loans become impaired, the collateral value is generally determined by obtaining the current tax assessed value, discounted by 20%. The Company believes this is a reliable source of valuation as assessments are periodically updated by the cities and towns. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. We apply a discount based on management’s historical knowledge, expertise and/or to account for changes in market conditions from the time of valuation. In the event the Company has an appraisal on hand that is less than twelve months old, then the Company will use that appraisal to determine the collateral value.

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

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent unless there is private mortgage insurance. All loans in this segment are collateralized by one- to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Home equity loans – Home equity loans are broken out into two segments, secured by first or second mortgages on one- to four-family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. The lines of credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to

10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

Residential construction loans – Loans in this segment primarily include non-speculative real estate loans. All loans in this segment are collateralized by one- to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

	Years Ended June 30,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate	Average Outstanding Balance	Interest	Yield /Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$493,358	$22,729	4.61%	$434,275	$21,570	4.97%	$404,976	$21,805	5.38%
Investment securities	148,675	2,745	1.85%	148,609	2,739	1.84%	123,442	3,003	2.43%
Federal funds sold and other short-term investments	14,417	38	0.26%	18,248	39	0.21%	16,455	25	0.15%
Total interest-earning assets	656,450	25,512	3.89%	601,132	24,348	4.05%	544,873	24,833	4.56%
Allowance for loan losses	(5,543)			(5,175)			(5,516)
Total interest-earning assets net of allowance for loan losses	650,907			595,957			539,357
Non-interest earning-assets	43,981			44,991			41,614
Total assets	$694,888			$640,948			$580,971
Interest-bearing liabilities:
Savings deposits	$107,503	140	0.13%	$100,372	202	0.20%	$91,828	254	0.28%
Money market	89,084	317	0.36%	73,767	291	0.39%	54,462	217	0.40%
NOW accounts	46,436	126	0.27%	40,589	130	0.32%	37,799	137	0.36%
Certificates of deposit	165,077	2,426	1.47%	171,994	3,041	1.77%	181,941	3,589	1.97%
Total deposits	408,100	3,009	0.74%	386,722	3,664	0.95%	366,030	4,197	1.15%
Borrowed funds	117,841	2,161	1.83%	94,252	1,821	1.93%	62,478	1,567	2.51%
Total interest-bearing liabilities	525,941	5,170	0.98%	480,974	5,485	1.14%	428,508	5,764	1.35%
Demand deposits	78,220			66,855			57,055
Other non-interest-bearing liabilities	5,520			5,818			5,816
Total liabilities	609,681			553,647			491,379
Equity	85,207			87,301			89,592
Total liabilities and equity	$694,888			$640,948			$580,971
Net interest income		$20,342			$18,863			$19,069
Net interest rate spread (2)			2.91%			2.91%			3.21%
Net interest-earning assets (3)	$130,509			$120,158			$116,365
Net interest margin (4)			3.10%			3.14%			3.50%
Average interest-earning assets to interest-bearing liabilities			124.81%			124.98%			127.16%
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

	Years Ended June 30 2014 vs. 2013			Years Ended June 30 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$2,796	$(1,637)	$1,159	$1,519	$(1,754)	$(235)
Investment securities	1	5	6	544	(808)	(264)
Federal funds sold and other short-term investments	(9)	8	(1)	3	11	14
Total interest income	2,788	(1,624)	1,164	2,066	(2,551)	(485)

Interest expense:
Savings deposits	14	(76)	(62)	22	(74)	(52)
Money market	56	(30)	26	76	(2)	74
NOW accounts	17	(21)	(4)	10	(17)	(7)
Certificates of deposits	(118)	(497)	(615)	(189)	(359)	(548)
Total deposits	(31)	(624)	(655)	(81)	(452)	(533)
Borrowed funds	436	(96)	340	671	(417)	254
Total interest expense	405	(720)	(315)	590	(869)	(279)
Change in net interest income	$2,383	$(904)	$1,479	$1,476	$(1,682)	$(206)

(1) Includes loans held for sale.

 Comparison of Operating Results For the Years Ended June 30, 2014 and June 30, 2013

            Net Income.    The Company had net income of $4.5 million, or $0.83 per fully diluted share, for the year ended June 30, 2014 as compared to net income of $3.0 million, or $0.54 per fully diluted share, for the year ended June 30, 2013. The primary reason for the increase in net income of $1.5 million, or 51.8%, included an increase in net interest income of $1.5 million, or 7.8% and decrease in non-interest expense of $1.3 million, or 7.2%, offset by decrease in non-interest income of $564,000, or 13.4%, and an increase in income tax expense of $767,000, or 43.2%.

Net Interest Income.    Net interest income increased by $1.5 million, or 7.8%, for the year ended June 30, 2014 compared to the twelve months ended June 30, 2013. Interest and dividend income increased $1.2 million, or 4.8%, for the twelve months ended June 30, 2014 compared to the same period last year. For the twelve months ended June 30, 2014, interest expense decreased by $315,000, or 5.7%, compared to the twelve months ended June 30, 2013. The net interest margin for the twelve months ended June 30, 2014 was 3.10% compared to 3.14% for the twelve months ended June 30, 2013.

Interest Income.    Interest income increased from $24.3 million for the year ended June 30, 2013 to $25.5 million for the year ended June 30, 2014. This increase of $1.2 million, or 4.8%, was the result of an increase in loan interest income of $1.1 million due to an increase in average balances, offset by a decrease in rates.

Interest Expense.    Interest expense for the year ended June 30, 2014 was $5.2 million, which represented a decrease of $315,000, or 5.7%, from the year ended June 30, 2013. This included a decrease in deposit interest expense of $655,000 due to a decrease in rates, offset by an increase in the average balance of deposits. The decrease in deposit interest expense was partially offset by an increase in borrowing interest expense of $340,000 due to an increase in average balances, offset by a decrease in rates.

Provision for Loan Losses.    The provision for loan losses was $550,000 for the year ended June 30, 2014 compared to $675,000 for the same period in 2013, primarily due to continued improvement in general economic conditions and a decrease in historical losses. The allowance for loan losses of $5.7 million at June 30, 2014 represented 1.11% of total loans, as compared to an allowance of $5.4 million, representing 1.20% of total loans at June 30, 2013.

Non-interest Income.    Total non-interest income for the twelve months ended June 30, 2014 decreased by $564,000, or 13.4%, compared to year ended June 30, 2013. There was a $634,000, or 70.0%, decrease in the gain on sale of loans during the twelve months ended June 30, 2014 compared to the same period in 2013 due to a decrease in the volume of residential loan refinances. There was also a $114,000 decrease in the gain on sale of securities during the twelve months ended June 30, 2014 compared to the same period in 2013. Partially offsetting these decreases was a $179,000, or 9.0%, increase in customer service fees due to a change in fee structure and a $30,000, or 4.5%, increase in other non-interest income which was mainly due to an increase in the fair value of mortgage servicing rights for the twelve months ended June 30, 2014 compared to the same period in 2013.

Non-interest Expense.    Total non-interest expense decreased $1.3 million, or 7.2%, for the year ended June 30, 2014 compared to the same period in 2013. Results for fiscal 2014 included $410,000 of charges due to a proxy contest as previously described. Offsetting the costs incurred in the proxy contest, was an $827,000, or 8.3%, decrease in salaries and employee benefits due to the Company’s restructuring of its senior management team and staff positions, as well as a significant reduction in expenses related to grants under the 2008 Equity Incentive Plan. Decreases in data processing services of $91,000, or 8.9%, and other general and administrative expenses of $374,000, or 9.8%, are reflective of the Company’s cost reduction strategy.

Income Taxes.    Income tax expense increased $767,000, or 43.2%, from $1.8 million for the year ended June 30, 2013 to $2.5 million for the year ended June 30, 2014. The Company’s effective tax rate decreased from 37.4% for the year ended June 30, 2013 to 36.0% for the year ended June 30, 2014.

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

            Non-interest Expense.    For the year ended June 30, 2013, non-interest expense was $17.6 million, which represented an increase of $554,000 compared to the year ended June 30, 2012. The Company restructured its senior management team in June 2013, eliminating two senior vice president positions. The costs associated with this restructure totaled $310,000, or $0.03 per fully diluted share, and were the reason for the increase in salary and benefits. Data processing increased $429,000, salaries and employee benefits increased $89,000, occupancy increased $84,000, other general and administrative expenses increased $64,000 and FDIC insurance increased $60,000 for the year ended June 30, 2013 compared to the year ended June 30, 2012. The 72% increase in data processing was due to increased contractual fees, increased transaction volume, and inclusion of additional electronic processing costs. Partial offsets to these increases were a decrease of $79,000 in net loss on other real estate owned and a decrease of $93,000 in advertising expenses for the year ended June 30, 2013 compared to the year ended June 30, 2012.

Income Taxes.    Income tax expense remained relatively unchanged at $1.8 million for the year ended June 30, 2012 and for the year ended June 30, 2013. The Company’s effective tax rate increased slightly from 37.2% for the year ended June 30, 2012 to 37.4% for the year ended June 30, 2013.

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

Total Assets.    Total assets increased by $48.5 million, or 7.4%, from $653.0 million at June 30, 2013 to $701.5 million at June 30, 2014. This increase was primarily attributable to an increase in net loans of $57.3 million, or 12.7%, to $507.6 million at June 30, 2014 as discussed below.

Cash and Short-term Investments.    Cash and correspondent bank balances, and short-term investments primarily consisting of money market mutual funds decreased by $13.0 million, or 50.6%, from $25.6 million at June 30, 2013 to $12.7 million at June 30, 2014.

Investment Securities.    The investment portfolio was $143.2 million at June 30, 2014, a increase of $4.5 million, or 3.2%, from $138.7 million at June 30, 2013. Within the securities portfolio,  municipal bonds increased $8.9 million at June 30, 2014 to $9.3 million compared to $395,000 at June 30, 2013. Residential mortgage-backed securities decreased $4.4 million, or 3.3%, to $130.8 million at June 30, 2014.

Net Loans.    Net loans increased $57.3 million, or 12.7%, from $450.3 million at June 30, 2013 to $507.6 million at June 30, 2014. Consumer loans increased $427,000, or 1.4%, Commercial real estate loans increased $33.4 million, or 19.9%, Construction loans increased $15.0 million, or 60.2%, and commercial loans increased $11.2 million, or 25.7%. The majority of the commercial construction loans are written to become permanent financing. A partial offset to these increases was a decrease in home equity loans of $2.3 million, or 2.9%, and one- to four-family residential loans of $119,000, or 0.1%. Due to interest rate risk management, the Company has decided to sell the majority of its current originations of long-term fixed rate residential mortgages and, during the year ended June 30, 2014, sold $10.1 million of its fixed rate residential mortgages.

Deposits and Borrowed Funds.    Deposits increased to $491.7 million at June 30, 2014 from $474.8 million at June 30, 2013. Demand deposits increased $10.1 million, or 13.7%, and money market accounts increased $15.2 million, or 18.1%. A partial offset to these increases was a decrease in certificates of deposits $2.6 million, or 1.6%, a decrease in savings accounts of $2.0 million, or 1.9%, and NOW accounts decreased $3.8 million, or 8.3%. The Company has focused its efforts on obtaining more core deposits than time deposits.

Total FHLB borrowings increased $29.5 million, or 33.9%, to $116.4 million as of June 30, 2014. The increase in borrowings was used to fund new loan growth. Based on comments by the Federal Reserve, the Company does not currently believe that interest rates will increase in the next couple of years. However, in an effort to decrease the Bank’s interest rate risk from rising interest rates, the Bank took advantage of the FHLB’s program to further restructure outstanding borrowings. In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

Total Stockholders’ Equity. Stockholders’ equity increased $3.5 million, or 4.2%, to $87.2 million at June 30, 2014 from $83.7 million at June 30, 2013, primarily as a result of current year earnings offset by dividends and share repurchases. The Company repurchased 28,760 shares of Company stock for $450,000, at an average price of $15.64 per share, during the year ended June 30, 2014 pursuant to the Company’s previously announced stock repurchase programs. In addition the Company repurchased 260 shares of Company stock, at an average price of $15.52 per share, in the year ended June 30, 2014 in connection with the vesting of the restricted stock grants as part of our 2008 Plan. The Company purchased these shares from the employee plan participant for settlement of tax withholding obligations. Our ratio of capital to total assets decreased to 12.4% at June 30, 2014 compared to 12.8% at June 30, 2013.

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

The following table sets forth, as of June 30, 2014, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

% Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	(12.19)%
300 basis point increase in rates	(8.49)%
200 basis point increase in rates	(4.93)%
100 basis point increase in rates	(1.67)%
100 basis point decrease in rates	(5.53)%

As indicated in the table above, a 200 basis point increase in interest rates is estimated to decrease net interest income by 4.93% and 8.49% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 5.53%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At June 30, 2014, cash and due from banks, federal funds sold and short-term investments totaled $12.7 million, or 1.8%, of total assets, which is a decrease of $12.9 million, or 50.6%, from June 30, 2013.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2013, the Company has increased FHLB borrowings by $29.5 million to a total of $116.4 million outstanding as of June 30, 2014. On that date, the Company had the ability to borrow an additional $61.1 million from the FHLB. At June 30, 2014 and 2013, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $7.4 million at June 30, 2014 and June 30, 2013 of which there were no amounts outstanding. As of June 30, 2014, the investments pledged for collateral with the Federal Reserve Bank of Boston has a market value of $11.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2014 and the respective maturity dates:

	June 30, 2014
	Total	One Year or Less	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
	(In Thousands)
Federal Home Loan Bank of Boston advances	$116,446	$17,427	$61,800	$27,877	$9,342
Lease commitments	3,145	349	661	568	1,567
Total contractual obligations	$119,591	$17,776	$62,461	$28,445	$10,909

Off-Balance Sheet Arrangements.

Loan commitments.    In the normal course of business, there are outstanding commitments which are not reflected in our consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company's loan commitments outstanding as of June 30, 2014 and 2013:

	June 30,
	2014	2013
	(In Thousands)
Commitments to grant loans (1)	$20,380	$63,607
Commercial lines of credit	37,789	29,882
Unused portions of home equity lines of credit (2)	35,718	34,498
Unused portion of construction loans (3)	37,889	25,164
Unused portion of personal lines of credit (4)	1,828	1,852
Standby letters of credit (5)	500	548
Total loan commitments	$134,104	$155,551
(1) Commitments for loans are generally extended to customers for up to 60 days after which they expire.
(2) Unused portions of home equity lines of credit are available to the borrower for up to 10 years.
(3) Unused portions of construction loans are available to the borrower for up to twelve to eighteen months for development loans and up to one year for other construction loans.
(4) Unused portions of personal lines of credit are available to customers in "good standing" indefinitely.
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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Company, the information contained under the section captioned Election of Directors (Proposal 1) in the Hampden Bancorp, Inc. Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation

For information relating to executive compensation, the information contained under the sections captioned “Executive Officer and Director Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

(b) Equity Incentive Plan Information

The following table sets forth information, as of June 30, 2014, the Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	396,183	$10.95	195,035

Equity compensation plans not approved by security holders	—	—	—
Total	396,183	$10.95	195,035

Item 13.  Certain Relationships And Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Certain Relationships and Related Transactions” and “Corporate Governance — Independent Directors” in the Company’s Proxy Statement.

Item 14.  Principal Accounting Fees And Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)” in the Company’s Proxy Statement.

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

3.    Exhibits:

3.1	Certificate of Incorporation of Hampden Bancorp, Inc. (1)
3.2	Bylaws of Hampden Bancorp, Inc. (2)
3.3	Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (4)
3.5	Amendment #3 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (6)
4.1	Stock Certificate of Hampden Bancorp, Inc. (1)
10.1*	Hampden Bank Employee Stock Ownership Plan and Trust Agreement (5)
10.2.1	Hampden Bank Employee Stock Ownership Plan Loan Agreement (1)
10.2.2	Pledge Agreement (7)
10.2.3	Promissory Note (7)
10.3*	Hampden Bank 401(k) Profit Sharing Plan and Trust (1)
10.4*	Hampden Bank SBERA Pension Plan (1)
10.5*	Employment Agreement between Hampden Bank and Glenn S. Welch (8)
10.6*	Form of Hampden Bank Change in Control Agreement (9)
10.7*	Form of Executive Salary Continuation Agreement between Hampden Bank and certain specific officers (1)
10.8*	Form of Director Supplemental Retirement Agreements between Hampden Bank and certain directors (1)
10.9*	Executive Split Dollar Life Insurance Agreement between Hampden Bank and Robert S. Michel (1)
10.10*	2008 Equity Incentive Plan (10)
10.11*	Form of Restricted Stock Agreement (11)
10.12*	Form of Stock Option Grant Notice and Stock Option Agreement (11)
21.0	List of subsidiaries (filed herewith)
23.0	Consent of Wolf & Company, P.C.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer (filed herewith)
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)
101†
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2012.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 19, 2007.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as filed with the SEC on February 12, 2013.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 7, 2012.

(10)	Incorporated by reference to the Company’s Proxy Statement on Form DEF 14A, as filed with the SEC on December 27, 2007.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, as filed with the SEC on May 15, 2008.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Denotes management compensation plan or contract.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Commonwealth of Massachusetts, on September 9, 2014.

HAMPDEN BANCORP, INC.
By:	/s/ GLENN S. WELCH
Glenn S. Welch Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN S. WELCH Glenn S. Welch	Chief Executive Officer and President (principal executive officer)	September 9, 2014

/s/ TARA G. CORTHELL Tara G. Corthell	Chief Financial Officer and Treasurer (principal accounting and financial officer)	September 9, 2014

/s/ RICHARD J. KOS Richard J. Kos	Chairman of the Board of Directors	September 9, 2014

/s/ THOMAS R. BURTON Thomas R. Burton	Director	September 9, 2014

/s/ JUDITH E. KENNEDY Judith E. Kennedy	Director	September 9, 2014

/s/ RICHARD D. SUSKI Richard D. Suski	Director	September 9, 2014

/s/ STANLEY KOWALSKI, JR. Stanley Kowalski, Jr.	Director	September 9, 2014

/s/ KATHLEEN O’BRIEN MOORE Kathleen O'Brien Moore	Director	September 9, 2014

/s/ MARY ELLEN SCOTT Mary Ellen Scott	Director	September 9, 2014

/s/ ARLENE PUTNAM Arlene Putnam	Director	September 9, 2014

/s/ LINDA SILVA THOMPSON Linda Silva Thompson	Director	September 9, 2014

HAMPDEN BANCORP, INC. AND SUBSIDIARIES

REPORT OF MANGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hampden Bancorp, Inc. ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The internal control process has been designed under management’s supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014 is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of June 30, 2014 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. The report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2014.

Date: September 12, 2014	/s/ Glenn S. Welch
Glenn S. Welch
Chief Executive Officer and President

Date: September 12, 2014	/s/ Tara G. Corthell
Tara G. Corthell
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited the consolidated balance sheets of Hampden Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampden Bancorp, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hampden Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2014 expressed an unqualified opinion on the effectiveness of Hampden Bancorp, Inc.’s internal control over financial reporting.

 /s/ Wolf & Company, P.C.

Boston, Massachusetts
September 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Hampden Bancorp, Inc.

We have audited Hampden Bancorp, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Hampden Bancorp, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hampden Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the June 30, 2014 consolidated financial statements of Hampden Bancorp, Inc. and our report dated September 12, 2014 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 12, 2014

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2014	2013
	(In Thousands)
Cash and due from banks	$9,437	$13,737
Federal funds sold and other short-term investments	3,230	11,881
Cash and cash equivalents	12,667	25,618

Securities available for sale, at fair value	133,936	138,730
Securities held to maturity, at cost	9,302	—
Federal Home Loan Bank of Boston stock, at cost	6,648	5,092
Loans held for sale	330	1,274
Loans, net of allowance for loan losses of $5,651 at June 30, 2014 and $5,414 at June 30, 2013	507,635	450,347
Other real estate owned	309	1,221
Premises and equipment, net	4,668	5,010
Accrued interest receivable	1,688	1,636
Deferred tax asset, net	4,182	4,584
Bank-owned life insurance	17,459	16,956
Other assets	2,673	2,494
Total assets	$701,497	$652,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$407,508	$400,717
Non-interest bearing deposits	84,224	74,081
Total deposits	491,732	474,798

Short-term borrowings	4,000	4,500
Long-term debt	112,446	82,492
Mortgagors' escrow accounts	1,184	1,100
Accrued expenses and other liabilities	4,976	6,413
Total liabilities	614,338	569,303
Commitments and contingencies (Note 11)
Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)
Common stock ($.01 par value, 25,000,000 shares authorized; 8,034,027 issued at June 30, 2014 and 7,982,976 issued at June 30, 2013; 5,651,130 outstanding at June 30, 2014 and 5,629,099 outstanding at June 30, 2013)	80	80
Additional paid-in-capital	80,389	79,926
Unearned compensation - ESOP (317,998 shares unallocated at June 30, 2014 and
360,397 shares unallocated at June 30, 2013)	(3,180)	(3,604)
Unearned compensation - equity incentive plan	(8)	(16)
Retained earnings	37,697	34,450
Accumulated other comprehensive income	158	346
Treasury stock, at cost (2,382,897 shares at June 30, 2014 and 2,353,877 shares at June 30, 2013)	(27,977)	(27,523)
Total stockholders' equity	87,159	83,659
Total liabilities and stockholders' equity	$701,497	$652,962

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended June 30,
	2014	2013	2012
	(Dollars in Thousands, except per share data)
Interest and dividend income:
Loans, including fees	$22,729	$21,570	$21,805
Debt securities:
Taxable	2,615	2,713	2,981
Tax-exempt	68	1	—
Dividends	62	25	22
Federal funds sold and other short-term investments	38	39	25
Total interest and dividend income	25,512	24,348	24,833
Interest expense:
Deposits	3,009	3,664	4,197
Borrowings	2,161	1,821	1,567
Total interest expense	5,170	5,485	5,764

Net interest income	20,342	18,863	19,069
Provision for loan losses	550	675	425
Net interest income, after provision for loan losses	19,792	18,188	18,644
Non-interest income:
Customer service fees	2,168	1,989	1,712
Gain on sales of securities, net	—	114	19
Gain on sales of loans, net	276	910	625
Increase in cash surrender value of bank-owned life insurance	503	529	470
Other	691	660	414
Total non-interest income	3,638	4,202	3,240

Non-interest expense:
Salaries and employee benefits	9,132	9,959	9,870
Occupancy and equipment	1,857	1,921	1,837
Data processing services	931	1,022	593
Advertising	592	570	663
Net (gain) loss on other real estate owned	(1)	(38)	41
FDIC insurance and assessment	399	370	310
Other general and administrative	3,461	3,835	3,771
Total non-interest expense	16,371	17,639	17,085
Income before income taxes	7,059	4,751	4,799

Income tax provision	2,544	1,777	1,783
Net income	$4,515	$2,974	$3,016

Earnings per share:
Basic	$0.85	$0.55	$0.52
Diluted	$0.83	$0.54	$0.51

Weighted average shares outstanding:
Basic	5,304,151	5,414,851	5,806,977
Diluted	5,435,761	5,548,151	5,888,591
See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Net income	$4,515	$2,974	$3,016
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(308)	(2,658)	584
Reclassification adjustment for gains realized in income(1)	—	(114)	(19)
Net unrealized gains (losses)	(308)	(2,772)	565
Tax effect	120	1,001	(205)
Other comprehensive income (loss), net-of-tax	(188)	(1,771)	360
Comprehensive income	$4,327	$1,203	$3,376

(1) Amounts are included in gain on sales of securities, net in the consolidated statements of net income. The related income tax-provision amounted to $42,000 and $6,000 for the years ended June 30, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2014, 2013 and 2012

			Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan		Accumulated Other Comprehensive Income
	Common Stock					Retained Earnings		Treasury Stock
	Shares	Amount							Total
	(Dollars In Thousands)
Balance at June 30, 2011	6,799,499	$80	$78,517	$(4,452)	$(871)	$30,327	$1,757	$(11,842)	$93,516
Comprehensive income	—	—	—	—	—	3,016	360	—	3,376
Issuance of common stock for exercise of stock options	1,169	—	—	—	—	—	—	—	—
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(820)	—	—	(820)
Common stock repurchased	(832,273)	—	—	—	—	—	—	(10,410)	(10,410)
Stock-based compensation	—	—	330	—	596	—	—	—	926
Tax benefit from Equity Incentive Plan vesting	—	—	42	—	—	—	—	—	42
Forfeiture of restricted stock	—	—	—	—	50	(50)	—	—	—
ESOP shares allocated or committed to be allocated (42,399 shares)	—	—	106	424	—	—	—	—	530
Balance at June 30, 2012	5,968,395	80	78,995	(4,028)	(225)	32,473	2,117	(22,252)	87,160
Comprehensive income	—	—	—	—	—	2,974	(1,771)	—	1,203
Issuance of common stock for exercise of stock options	31,428	—	343	—	—	—	—	—	343
Cash dividends paid ($0.18 per share)	—	—	—	—	—	(997)	—	—	(997)
Common stock repurchased	(370,724)	—	—	—	—	—	—	(5,271)	(5,271)
Stock-based compensation	—	—	294	—	209	—	—	—	503
Tax benefit from Equity Incentive Plan vesting	—	—	105	—	—	—	—	—	105
ESOP shares allocated or committed to be allocated (42,399 shares)	—	—	189	424	—	—	—	—	613
Balance at June 30, 2013	5,629,099	80	79,926	(3,604)	(16)	34,450	346	(27,523)	83,659
Comprehensive income	—	—	—	—	—	4,515	(188)	—	4,327
Issuance of common stock for exercise of stock options	51,051	—	163	—	—	—	—	—	163
Cash dividends paid ($0.24 per share)	—	—	—	—	—	(1,268)	—	—	(1,268)
Common stock repurchased	(29,020)	—	—	—	—	—	—	(454)	(454)
Stock-based compensation	—	—	38	—	8	—	—	—	46
Tax benefit from Equity Incentive Plan vesting	—	—	1	—	—	—	—	—	1
ESOP shares allocated or committed to be allocated (42,399 shares)	—	—	261	424	—	—	—	—	685
Balance at June 30, 2014	5,651,130	$80	$80,389	$(3,180)	$(8)	$37,697	$158	$(27,977)	$87,159

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income	$4,515	$2,974	$3,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	675	425
Changes in fair value of mortgage servicing rights	41	161	(159)
Net amortization of securities premiums	372	783	199
Depreciation and amortization	671	734	764
Gain on sales of securities, net	—	(114)	(19)
Loans originated for sale	(16,615)	(31,285)	(23,073)
Proceeds from loan sales	17,835	31,848	23,171
Gain on sales of loans, net	(276)	(910)	(625)
Net (gain) loss on other real estate owned	(1)	(38)	41
Increase in cash surrender value of bank-owned life insurance	(503)	(529)	(470)
Deferred tax provision (benefit)	522	(179)	1,296
Employee Stock Ownership Plan expense	685	613	530
Stock-based compensation	46	503	926
Tax benefit from Equity Incentive Plan vesting	(1)	(105)	(42)
Net change in:
Accrued interest receivable	(52)	39	(134)
Other assets	(219)	1,031	(461)
Accrued expenses and other liabilities	(1,437)	539	(893)
Net cash provided by operating activities	6,133	6,740	4,492
Cash flows from investing activities: Activity in available-for-sale securities:
Sales	—	3,189	1,308
Maturities and calls	6,626	178	1,000
Principal payments	29,547	45,899	29,766
Purchases	(41,361)	(47,588)	(63,620)
Purchase of loans	(5,321)	(6,576)	(8,390)
Loan originations, net of principal payments	(53,073)	(38,559)	(1,578)
Proceeds from sales of other real estate owned	1,469	1,100	304
Purchase of bank-owned life insurance	—	(222)	(5,000)
(Purchase) redemption of Federal Home Loan Bank stock	(1,556)	(133)	274
Purchase of premises and equipment	(329)	(585)	(514)
Net cash used by investing activities	(63,998)	(43,297)	(46,450)

(continued)

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Cash flows from financing activities:
Net change in deposits	16,934	39,966	17,577
Net change in securities sold under agreements to repurchase	—	(7,315)	82
Net change in short-term borrowings	(500)	1,500	3,000
Proceeds from issuance of long-term debt	72,203	28,135	35,411
Repayment of long-term debt	(42,249)	(22,304)	(6,228)
Net change in mortgagors' escrow accounts	84	90	80
Tax benefit from Equity Incentive Plan vesting	1	105	42
Issuance of common stock for exercise of stock options	163	343	—
Repurchase of common stock	(454)	(5,271)	(10,410)
Payment of dividends on common stock	(1,268)	(997)	(820)
Net cash provided by financing activities	44,914	34,252	38,734

Net change in cash and cash equivalents	(12,951)	(2,305)	(3,224)

Cash and cash equivalents at beginning of year	25,618	27,923	31,147

Cash and cash equivalents at end of year	$12,667	$25,618	$27,923
Supplemental cash flow information:
Interest paid on deposits	$3,009	$3,664	$4,197
Interest paid on borrowings	2,156	1,832	1,597
Income taxes paid	2,333	960	284
Securities reclassified from available-for-sale to held-to-maturity	9,302	—	—
Transfers from loans to other real estate owned	556	413	907

See accompanying notes to consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 and 2012

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the allowance for loan losses and the valuation of deferred tax assets are material estimates that are particularly susceptible to significant change in the near term.

Business and Operating Segments

The Company provides a variety of financial services to individuals and small businesses through its Internet operations and ten offices in Hampden County, Massachusetts, and surrounding communities. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential mortgage and commercial loans.

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

Cash and Cash Equivalents and Statements of Cash Flows

Cash and due from banks, federal funds sold and short-term investments with original maturities of less than 90 days are recognized as cash equivalents in the consolidated statements of cash flows. Federal funds sold generally mature in one day. Cash flows from loans and deposits are reported on a net basis, except for loan purchases. The Company maintains amounts due from banks that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLB"), is required to invest in shares of $100 par value stock of the FHLB in the amount of 1% of the Bank’s outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is higher. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on its stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2014, no impairment has been recognized.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value in the aggregate, as determined by outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. As of June 30, 2014 and 2013, the Company had no material derivative loan commitments.

Loans

The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in Hampden and Hampshire Counties, Massachusetts, and surrounding communities. The ability of the Company's debtors to honor their contracts is dependent upon the local real estate market and economy.

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

Specific allocation

Specific loss allocations are made for loans determined to be impaired. Specific allocations result in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value, tax assessed value, discounted cash flow valuation or other available information.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due unless an evaluation clearly indicates that the loan is well secured and in the process of collection. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, adjusted for selling expenses, if the loan is collateral dependent.

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

General allocation

The general allocation is determined by segregating the remaining loans, by loan segment and payment history. Consideration is given to historical loss experience, and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended June 30, 2014.

On a quarterly basis, management’s Loan Review Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

potential risk of loss. This process concentrates on non-accrual and classified loans with risk ratings of six or higher. Any loan determined to be impaired is evaluated for potential loss exposure as previously described.

The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent unless there is private mortgage insurance. All loans in this segment are collateralized by one- to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Home equity loans - Home equity loans are broken out into two segments, secured by first or second mortgages on one- to four-family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. The lines of credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

Residential construction loans – Loans in this segment primarily include non-speculative real estate loans. All loans in this segment are collateralized by one- to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made by the Company that would not otherwise be considered for a borrower with similar risk characteristics. The most common types of modifications include below market interest rate reductions, deferrals of principal and maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower. If the modification agreement is violated, the loan is handled by the Company's Collections Department for resolution, which may result in foreclosure. The Company's determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's nonaccrual policy is followed for TDRs. If the loan was current prior to modification, nonaccrual status may not be required. If the loan was on nonaccrual prior to modification or if the payment amount significantly increases, the loan will remain on nonaccrual for a period of at least six months. Loans qualify for return to accrual status once the borrower has demonstrated the willingness and the ability to perform in accordance with the restructured terms of the loan agreement for a period of not less than six months and future payments are reasonably assured.

TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar risk characteristics at the time of restructuring. All TDRs are initially reported as impaired.

Loan Servicing

Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation technique using the present value of estimated future cash flows calculated using current market discount rates. Servicing assets are measured at fair value at each reporting period and changes in fair value are recognized in other non-interest income in the period in which the change occurs.

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

Other Real Estate Owned

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value less estimated cost to sell is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value subsequent to transfer result in charges to non-interest expense.

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

The Company has no material uncertain tax positions as of June 30, 2014 or 2013.

The Company records interest and penalties as part of income tax expense. No interest and penalties were recorded for the years ended June 30, 2014, 2013 and 2012.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Equity Incentive Plan

The Company measures compensation cost relating to share-based payment transactions based on the grant date fair value of the equity instruments issued. Compensation cost is recognized over the vesting period of such awards on a straight-line basis. Unrecognized compensation cost applicable to restricted stock awards is recorded as unearned compensation and a reduction of stockholders’ equity. The fair value of stock option awards are estimated on the date of grant using the Black-Scholes option pricing model, which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award. See Note 14 for additional information. Reductions in compensation expense associated with forfeited awards are estimated at the grant date, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,
	2014	2013
	(In Thousands)
Net unrealized gains on available-for-sale securities	$233	$541
Tax effects	(75)	(195)
Net-of-tax amount	$158	$346

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

Earnings per common share have been computed based upon the following:

	Years Ended June 30,
	2014	2013	2011
Net income available to common stock (in thousands)	$4,515	$2,974	$3,016

Average number of shares issued	8,019,352	7,970,174	7,950,748
Less: average unallocated ESOP shares	(340,868)	(383,264)	(425,660)
Less: average treasury stock	(2,371,873)	(2,142,150)	(1,631,852)
Less: average unvested restricted stock awards	(2,460)	(29,909)	(86,259)
Average number of basic shares outstanding	5,304,151	5,414,851	5,806,977

Plus: dilutive unvested restricted stock awards	1,487	20,942	37,545
Plus: dilutive stock option shares	130,123	112,358	44,069
Average number of diluted shares outstanding	5,435,761	5,548,151	5,888,591

Basic earnings per share	$0.85	$0.55	$0.52
Diluted earnings per share	$0.83	$0.54	$0.51

There were 10,000 stock options for the year ended June 30, 2014, which were excluded from the diluted earnings per share because their effect is anti-dilutive. There were no anti-dilutive shares for the years ended June 30, 2013 and 2012.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-2 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements took effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. This ASU guidance did not have a material impact on the Company’s consolidated financial statements.

 In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company does not believe such ASU will have a material effect on the Company's consolidated financial statements for the interim and annual periods in 2014, other than the additional disclosures required.

2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At June 30, 2014 and 2013, these reserve balances amounted to $7.3 million and $6.4 million, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of the Company's investment securities, with gross unrealized gains and losses, follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Debt securities:
Corporate bonds	$3,026	$60	$—	$3,086
Residential mortgage-backed securities:
Agency	128,938	1,629	(1,494)	129,073
Non-agency	1,688	15	(5)	1,698
Total debt securities	133,652	1,704	(1,499)	133,857
Marketable equity securities	51	28	—	79
Total securities available for sale	$133,703	$1,732	$(1,499)	$133,936

Held to Maturity
Municipal bonds	$9,302	$—	$—	$9,302
Total securities held to maturity	$9,302	$—	$—	$9,302

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Debt securities:
Municipal bonds	$395	$—	$—	$395
Corporate bonds	3,036	40	—	3,076
Residential mortgage-backed securities:
Agency	132,498	1,916	(1,426)	132,988
Non-agency	2,209	10	(16)	2,203
Total debt securities	138,138	1,966	(1,442)	138,662
Marketable equity securities	51	17	—	68
Total securities available for sale	$138,189	$1,983	$(1,442)	$138,730

Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies or government-sponsored enterprises. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators.

During the year ended June 30, 2014, $9.3 million in municipal securities were transferred at fair value from the available for sale category to the held to maturity category, as management has no intentions of selling any municipal security prior to maturity. There is no readily available market pricing and no active market to sell these securities, however management believes that the amortized cost of these securities approximates fair value based on their relatively short terms to maturity.

Certain investment securities are pledged to secure FHLB advances. See Note 8.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2014 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$—	$—	$6,813	$6,813
After 1 year but within 5 years	3,026	3,086	2,489	2,489
Total bonds, obligations, and municipals	3,026	3,086	9,302	9,302
Residential mortgage-backed securities:
Agency	128,938	129,073	—	—
Non-agency	1,688	1,698	—	—
Total debt securities	$133,652	$133,857	$9,302	$9,302

For the year ended June 30, 2014 there were no sales of securities available for sale. For the years ended June 30, 2013 and 2012, proceeds from sales of securities available for sale amounted to $3.2 million and $1.3 million, respectively. For the same periods, gross realized gains amounted to $114,000 and $19,000, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2014:
Residential mortgage-backed securities:
Agency	$38	$7,357	$1,456	$51,094	$1,494	$58,451
Non-agency	1	143	4	234	5	377
	$39	$7,500	$1,460	$51,328	$1,499	$58,828
June 30, 2013:
Residential mortgage-backed securities:
Agency	$1,337	$68,456	$89	$6,142	$1,426	$74,598
Non-agency	5	330	11	1,047	16	1,377
	$1,342	$68,786	$100	$7,189	$1,442	$75,975

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There was no impairment charge recognized for the years ended June 30, 2014, 2013 and 2012.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVESTMENT SECURITIES (Concluded)

At June 30, 2014, 47 debt securities had unrealized losses with aggregate depreciation of 2.5% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. The unrealized losses in residential mortgage-backed securities were primarily caused by interest rate changes. As management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At June 30, 2014, nine securities issued by private mortgage originators had unrealized losses. Such securities had an amortized cost of $382,000 and a fair value of $377,000. All of these investments are “Senior” Class tranches and have underlying credit enhancement. These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement. Based on this review, management determined that no OTTI existed as of June 30, 2014.

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

The changes in servicing assets measured using fair value are as follows:

	Years Ended June 30,
	2014	2013
	(In Thousands)
Fair value at the beginning of year	$654	$445
Capitalized servicing assets	97	48
Changes in fair value	41	161
Fair value at end of year	$792	$654

The unpaid principal balance of mortgages serviced for others was $71.8 million and $67.7 million at June 30, 2014 and June 30, 2013, respectively. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the years ended June 30, 2014, 2013, and 2012, amounts recognized for loan servicing fees amounted to $321,000, $346,000, and $239,000, respectively, which are included in other non-interest income in the consolidated statements of net income.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS

A summary of the balances of loans follows:

	June 30,
	2014	2013
	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$107,498	$107,617
Commercial	200,750	167,381
Home equity:
First lien	36,299	36,093
Second lien	39,845	42,328
Construction:
Residential	3,807	3,736
Commercial	36,189	21,237
Total mortgage loans on real estate	424,388	378,392
Other loans:
Commercial	54,756	43,566
Consumer:
Manufactured homes	21,766	21,716
Automobile and other secured loans	7,172	7,682
Other	2,566	1,679
Total other loans	86,260	74,643
Total loans	510,648	453,035

Net deferred loan costs	2,638	2,726
Allowance for loan losses	(5,651)	(5,414)
Total loans, net	$507,635	$450,347

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2014 and June 30, 2013, the Company was servicing loans for participants aggregating $34.4 million and $35.0 million, respectively.

During fiscal years 2014 and 2013, the Company purchased manufactured home loans aggregating $3.0 million and $2.9 million, respectively. During fiscal years 2014 and 2013, the Company purchased automobile loans aggregating $2.3 million and $3.7 million, respectively.

Certain residential and home equity loans are subject to a blanket lien securing FHLB advances. See Note 8.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, commercial construction and commercial loans. The Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. All credits rated 6 or worse are reviewed on a quarterly basis by management. At origination, management assigns risk ratings to one- to four-family residential loans, home equity loans, residential construction loans, manufactured home loans, and other consumer loans. The Company updates these risk ratings as needed based primarily on delinquency, bankruptcy, or tax delinquency.

The following tables present the Company’s loans by risk rating at June 30, 2014 and 2013:

June 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$104,221	$184,317	$36,299	$39,688	$3,807	$36,189
Loans rated 6	523	12,447	—	7	—	—
Loans rated 7	2,608	3,986	—	150	—	—
Loans rated 8	146	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—
	$107,498	$200,750	$36,299	$39,845	$3,807	$36,189
	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$49,874	$21,342	$7,172	$2,564	$485,473
Loans rated 6	533	160	—	1	13,671
Loans rated 7	4,349	59	—	1	11,153
Loans rated 8	—	205	—	—	351
Loans rated 9	—	—	—	—	—
	$54,756	$21,766	$7,172	$2,566	$510,648

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

June 30, 2013
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$105,529	$153,513	$36,093	$41,963	$3,736	$21,237
Loans rated 6	835	7,624	—	—	—	—
Loans rated 7	686	6,244	—	115	—	—
Loans rated 8	567	—	—	250	—	—
Loans rated 9	—	—	—	—	—	—
	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237
	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$36,827	$21,398	$7,682	$1,678	$429,656
Loans rated 6	994	146	—	—	9,599
Loans rated 7	5,745	36	—	1	12,827
Loans rated 8	—	136	—	—	953
Loans rated 9	—	—	—	—	—
	$43,566	$21,716	$7,682	$1,679	$453,035

The results of the Company’s quarterly loan review process are summarized by, and appropriate recommendations and loan loss allowances are approved by, the Loan Review Committee (the “Committee”). All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans is maintained by the Company. The Committee is chaired by the Company’s Chief Financial Officer. The allowance for loan losses calculation is presented to the Board of Directors on a quarterly basis with recommendations on its adequacy.

The Company had no new TDR loan relationships in the year ended June 30, 2014. During fiscal 2014 and 2013, there were no TDR loans that were restructured within the previous twelve months that had any payment defaults.

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

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
June 30, 2014	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$607	$236	$2,437	$3,280	$2,755
Commercial	583	—	—	583	534
Home equity:
First lien	—	—	—	—	—
Second lien	159	—	111	270	150
Commercial	—	—	1,500	1,500	1,500
Consumer:
Manufactured homes	304	27	240	571	240
Automobile and other secured loans	—	—	—	—	—
Other	12	1	—	13	—
Total	$1,665	$264	$4,288	$6,217	$5,179

June 30, 2013
Mortgage loans on real estate:
One- to four-family	$642	$—	$1,013	$1,655	$1,405
Commercial	148	—	—	148	148
Home equity:
First lien	—	—	—	—	—
Second lien	180	29	268	477	335
Commercial	16	75	1,984	2,075	1,988
Consumer:
Manufactured homes	115	—	103	218	103
Automobile and other secured loans	18	—	—	18	—
Other	1	—	—	1	—
Total	$1,120	$104	$3,368	$4,592	$3,979

At June 30, 2014 and 2013, there were no loans past due 90 days or more and still accruing.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

The following are summaries of impaired loans:

	June 30, 2014			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
One- to four-family	$2,755	$2,814	$—	$1,405	$1,676	$—
Commercial	3,147	3,147	—	5,962	5,962	—
Home equity:
Second lien	150	170	—	335	335	—
Other loans:
Commercial	2,952	2,952	—	4,408	4,415	—
Manufactured homes	239	275	—	103	103	—
Total	9,243	9,358	—	12,213	12,491	—
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	537	537	11	2,208	2,208	32
Other loans:
Commercial	—	—	—	533	533	—
Total	537	537	11	2,741	2,741	32
Total impaired loans	$9,780	$9,895	$11	$14,954	$15,232	$32

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS (Continued)

At June 30, 2014, the Company has no impaired loans with additional funds committed to be advanced.  Information pertaining to impaired loans for the years ended June 30, 2014, 2013 and 2012 are as follows:

	Year Ended June 30, 2014			Year Ended June 30, 2013			Year Ended June 30, 2012
	Average	Interest Income		Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$1,682	$36	$33	$1,506	$69	$69	$1,789	$89	$89
Commercial	5,905	252	17	10,795	682	682	10,482	701	685
Home equity:
First lien	—	—	—	34	2	2	—	—	—
Second lien	214	5	5	238	11	7	253	4	4
Construction:
Commercial	—	—	—	—	—	—	232	15	15
Commercial	4,199	131	6	4,294	138	138	4,606	226	226
Consumer:
Manufactured homes	112	1	1	131	11	—	104	—	1
Total loans	$12,112	$425	$62	$16,998	$913	$898	$17,466	$1,035	$1,020

Information pertaining to activity in the allowance for loan losses for the years ended June 30, 2014, 2013 and 2012 is as follows:

	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Balance at June 30, 2011	$893	$2,922	$196	$321	$33	$32	$1,020	$—	$—	$56	$5,473
Charge-offs	(391)	(166)	(69)	—	—	—	(213)	—	—	(20)	(859)
Recoveries	71	16	5	—	—	—	11	—	—	6	109
Provision (credit)	292	(412)	74	(41)	5	(12)	151	375	25	(32)	425
Balance at June 30, 2012	865	2,360	206	280	38	20	969	375	25	10	5,148
Charge-offs	(185)	(207)	—	(70)	—	—	—	—	(53)	(29)	(544)
Recoveries	8	—	4	—	—	—	104	—	12	7	135
Provision (credit)	74	62	23	92	(5)	295	(8)	57	50	35	675
Balance at June 30, 2013	762	2,215	233	302	33	315	1,065	432	34	23	5,414
Charge-offs	(147)	(22)	—	(19)	—	—	—	(189)	(5)	(5)	(387)
Recoveries	—	—	5	—	—	—	50	—	18	1	74
Provision (credit)	82	95	(34)	(15)	(3)	157	101	174	(17)	10	550
Balance at June 30, 2014	$697	$2,288	$204	$268	$30	$472	$1,216	$417	$30	$29	$5,651

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 LOANS (Concluded)

Information pertaining to the allowance for loan losses and recorded investment in loans at June 30, 2014, and 2013 are as follows:

	At June 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Impaired loans	$—	$11	$—	$—	$—	$—	$—	$—	$—	$—	$11
Non-impaired loans	697	2,277	204	268	30	472	1,216	417	30	29	5,640
Total allowance for loan losses	$697	$2,288	$204	$268	$30	$472	$1,216	$417	$30	$29	$5,651
Loans:
Impaired loans	$2,755	$3,684	$—	$150	$—	$—	$2,952	$239	$—	$—	$9,780
Non-impaired loans	104,743	197,066	36,299	39,695	3,807	36,189	51,804	21,527	7,172	2,566	500,868
Total loans	$107,498	$200,750	$36,299	$39,845	$3,807	$36,189	$54,756	$21,766	$7,172	$2,566	$510,648

	At June 30, 2013
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Impaired loans	$—	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32
Non-impaired loans	762	2,183	233	302	33	315	1,065	432	34	23	5,382
Total allowance for loan losses	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Loans:
Impaired loans	$1,405	$8,170	$—	$335	$—	$—	$4,941	$103	$—	$—	$14,954
Non-impaired loans	106,212	159,211	36,093	41,993	3,736	21,237	38,625	21,613	7,682	1,679	438,081
Total loans	$107,617	$167,381	$36,093	$42,328	$3,736	$21,237	$43,566	$21,716	$7,682	$1,679	$453,035

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization is as follows:

	June 30,
	2014	2013	Estimated Useful Lives
	(In Thousands)
Premises:
Land	$763	$763
Buildings and improvements	5,693	5,616	5 - 39 Years
Leasehold improvements	2,902	2,811	5 - 10 Years
Equipment	3,890	3,723	3 - 10 Years
	13,248	12,913
Accumulated depreciation and amortization	(8,580)	(7,903)
	$4,668	$5,010

Depreciation and amortization expense for the years ended June 30, 2014, 2013 and 2012 amounted to $671,000, $734,000 and $764,000, respectively.

7. DEPOSITS

A summary of deposit balances by type is as follows:

	At June 30,
	2014	2013
	(In Thousands)
Demand	$84,224	$74,081
NOW	42,376	46,220
Regular and other savings	102,909	104,893
Money market deposits	99,505	84,277
Total non-certificate accounts	329,014	309,471
Term certificates less than $100,000	60,027	67,398
Term certificates of $100,000 and greater	102,691	97,929
Total certificate accounts	162,718	165,327
Total deposits	$491,732	$474,798

At June 30, 2014, the scheduled maturities of time deposits (in thousands) are as follows:

Year Ending June 30,
2015	$68,184
2016	32,233
2017	31,646
2018	13,895
2019	16,760
$162,718

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHORT-TERM BORROWINGS

Short-term borrowings consist of FHLB advances with an original maturity within one year at a weighted average rate of 0.33% and 0.37%, at June 30, 2014 and 2013, respectively. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage and first lien fixed rate home equity loans on owner-occupied residential property, and investments held at Hampden Investment Corporation ("HIC"). All of the assets held at HIC are pledged to the FHLB, at June 30, 2014, total assets of HIC were $108.7 million.

At June 30, 2014 and 2013, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $10.0 million and $7.4 million at June 30, 2014, respectively, of which there were no amounts outstanding. As of June 30, 2014, the investments pledged for collateral with the Federal Reserve Bank of Boston had a fair value of $11.3 million.

9.    LONG-TERM DEBT

A summary of outstanding long-term fixed rate advances from the FHLB at June 30, 2014 and 2013 is as follows:

	Amount		Weighted Average Rate
	2014	2013	2014	2013
	(In Thousands)
Advances maturing in the years ending June 30,
2014	$—	$3,754	—%	1.45%
*2015	13,427	6,053	0.53%	0.85%
2016	35,800	28,800	1.30%	1.47%
2017	26,000	25,000	1.92%	1.95%
2018	18,885	18,885	2.09%	2.09%
*2021	8,992	—	1.94%	—%
*2024	9,342	—	2.75%	—%
Total FHLB advances	$112,446	$82,492	1.66%	1.71%

* For all starred items at June 30, 2014, includes amortizing advances aggregating $19.6 million requiring combined monthly principal and interest payments of $360,000.

At June 30, 2014, FHLB advances in the amount of $6.0 million are callable by the FHLB commencing in fiscal year 2015. These advances have maturity dates in fiscal year 2017 and 2018.

In September 2012, the Company restructured $8.6 million of FHLB borrowings. After the restructuring, the weighted average cost of these borrowings was reduced by 1.00% to 2.74%.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Current tax provision:
Federal	$1,672	$1,564	$452
State	350	392	35
	2,022	1,956	487
Deferred tax provision (benefit):
Federal	398	610	1,019
State	124	(54)	252
	522	556	1,271
Change in valuation allowance	—	(735)	25
	522	(179)	1,296
Total tax provision	$2,544	$1,777	$1,783

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2014	2013	2012
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.4	4.7	3.9
Tax exempt income	(0.8)	(0.6)	(0.6)
Bank-owned life insurance	(2.4)	(3.8)	(3.2)
Change in valuation allowance assumptions, net of carryover expiration	—	0.7	0.5
Stock options	(0.2)	1.3	1.8
Other, net	1.0	1.1	0.8
Effective income tax rate	36.0%	37.4%	37.2%

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	June 30,
	2014	2013
	(In Thousands)
Deferred tax assets:
Federal	$3,923	$4,297
State	1,132	1,257
	5,055	5,554
Deferred tax liabilities:
Federal	(689)	(786)
State	(184)	(184)
	(873)	(970)
Net deferred tax asset	$4,182	$4,584

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2014	2013
	(In Thousands)
Non-accrued interest income	$158	$64
Net unrealized gain on securities available for sale	(75)	(195)
Depreciation	439	547
Mortgage servicing rights	(316)	(261)
Allowance for loan losses	2,345	2,261
Employee benefit plans	1,771	2,234
Other-than-temporary impairment of securities	—	91
Other, net	(140)	(157)
Net deferred tax asset	$4,182	$4,584

In fiscal 2013, the Company eliminated its valuation allowance against the deferred tax asset related to its charitable contribution carryforward as it expired. There was a charge of $35,000 to income tax expense as a result of the expiration. In fiscal 2012, the Company increased the valuation allowance by $25,000. The valuation allowance was established to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $3.5 million that expired on October 31, 2012. The carryforward was created primarily by the contribution of 378,566 shares of the Company’s common stock to the Hampden Bank Charitable Foundation as part of the mutual to stock conversion.

As of June 30, 2014, management believes it is more likely than not that the net deferred tax assets will be realizable through future earnings and future reversals of existing taxable temporary differences.

The federal income tax reserve for loan losses at the Company's base year amounted to $2.3 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserves solely to absorb loan losses, a deferred income tax liability of $887,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under applicable statutes of limitation by the Internal Revenue Service for the years ended October 31, 2011 through June 30, 2013. The Company changed its tax year end to coincide with the Company's fiscal year end,

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and a short return was filed for the period November 1, 2012 to June 30, 2013. The years open to examination by state taxing authorities vary by jurisdiction. However, no years prior to October 31, 2011 are open.

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows:

	June 30,
	2014	2013
	(In Thousands)
Commitments to grant loans	$20,380	$63,607
Unadvanced funds on home equity lines of credit	35,718	34,498
Unadvanced funds on personal lines of credit	1,828	1,852
Unadvanced funds on commercial lines of credit	37,789	29,882
Unadvanced funds on construction loans	37,889	25,164
Standby letters of credit	500	548
Total loan commitments	$134,104	$155,551

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments to grant loans are generally secured by real estate. Unadvanced lines of credit do not necessarily represent future cash requirements as these commitments may expire without being drawn upon. The Company evaluates each customer's creditworthiness on a case-by-case basis. Funds disbursed on construction loans and home equity lines of credit are collateralized by real estate. Overdraft lines of credit are unsecured.

Unadvanced funds on commercial lines of credit are generally secured by the business assets of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. Standby letters of credit are generally secured by cash, business assets, or real estate. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of the liability related to guarantees at June 30, 2014 and 2013 is not material.

Operating Leases

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2014, pertaining future minimum rent commitments under various operating leases for the years ending June 30, 2015 through 2019 and thereafter amounted to $349,000, $331,000, $330,000, $297,000, $271,000 and $1,567,000, respectively.

The leases contain options to extend for periods of five and ten year terms. The cost of such rentals is not included above. Rent expense amounted to $366,000, $378,000 and $324,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

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

The Company entered into change-in-control agreements with certain other officers. Depending on the officer, the change-in-control agreements provide for a severance payment equal to either one or two times the individual’s average annual compensation for the five most recent taxable years.  The terms of each change-in-control agreement may be extended by the Board of Directors of Hampden Bank for an additional year.

12. MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014 and 2013, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

The Company's and the Bank's actual and minimum required capital amounts and ratios are as follows:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2014
Total capital (to risk weighted assets):
Consolidated	$92,586	18.3%	$40,547	8.0%	N/A	N/A
Bank	80,715	15.9	40,570	8.0	$50,712	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	86,922	17.2	20,273	4.0	N/A	N/A
Bank	75,051	14.8	20,285	4.0	30,427	6.0
Tier 1 capital (to average assets):
Consolidated	86,922	12.2	28,420	4.0	N/A	N/A
Bank	75,051	10.6	28,297	4.0	35,372	5.0
As of June 30, 2013
Total capital (to risk weighted assets):
Consolidated	$88,670	19.1%	$37,077	8.0%	N/A	N/A
Bank	80,350	17.5	36,788	8.0	$45,985	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	83,248	18.0	18,538	4.0	N/A	N/A
Bank	74,928	16.3	18,394	4.0	27,591	6.0
Tier 1 capital (to average assets):
Consolidated	83,248	12.7	26,240	4.0	N/A	N/A
Bank	74,928	11.6	25,827	4.0	32,284	5.0

      In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Management believes that the Company and the Bank will continue to exceed all minimum capital ratio requirements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2014
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$87,159	$87,159
Adjustments for Tier 1 capital:
Holding company equity adjustment	—	(11,871)
Accumulated gains on securities available for sale, net of tax	(158)	(158)
Mortgage servicing rights	(79)	(79)
Total Tier 1 capital	86,922	75,051
Adjustments for total capital:
Unrealized gains on securities available for sale	13	13
Allowance for loan losses	5,651	5,651
Total capital per regulatory reporting	$92,586	$80,715

	June 30, 2013
	Consolidated	Bank
	(In Thousands)
Total stockholders' equity per consolidated financial statements	$83,659	$83,659
Adjustments for Tier 1 capital:
Holding company equity adjustment	—	(8,320)
Accumulated gains on securities available for sale, net of tax	(346)	(346)
Mortgage servicing rights	(65)	(65)
Total Tier 1 capital	83,248	74,928
Adjustments for total capital:
Unrealized gains on securities available for sale	8	8
Allowance for loan losses	5,414	5,414
Total capital per regulatory reporting	$88,670	$80,350

13. EMPLOYEE BENEFIT PLANS

401(k) plan

The Company provides a 401(k) retirement savings plan for eligible employees. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a twelve-month period automatically becomes a participant in the plan. For participating employees, the Company contributes an amount equal to 3% of each employee’s compensation for the plan year to their participation account and makes matching contributions equal to 50% of the first 2% of each participant’s deferred compensation for the plan year. Contributions for the years ended June 30, 2014, 2013 and 2012 amounted to $257,000, $268,000 and $220,000, respectively.

Supplemental retirement benefits

The Company has entered into supplemental retirement benefit agreements with certain officers and directors which provide for annual retirement benefits. The present value of future payments is being accrued monthly over the required service periods. Supplemental retirement benefit expense for the years ended June 30, 2014, 2013 and 2012 amounted to $246,000,

EMPLOYEE BENEFIT PLANS (Concluded)

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$306,000 and $382,000, respectively. In connection with the supplemental retirement agreements, the Company maintains a liability account with balances of $2.3 million and $3.3 million at June 30, 2014 and 2013, respectively.

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

At June 30, 2014, the principal balance on the ESOP debt is payable over the years ending June 30, 2015 to 2019 and thereafter in the amount of $399,000, $432,000, $467,000, $506,000, $548,000, and $1.9 million, respectively.

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

Shares held by the ESOP include the following:

	June 30,
	2014	2013	2012
Allocated	243,956	232,721	199,907
Committed to be allocated	21,200	21,200	21,200
Unallocated	317,998	360,397	402,796
	583,154	614,318	623,903

Total compensation expense for the years ended June 30, 2014, 2013 and 2012 was $685,000, $613,000 and $530,000, respectively. The total fair value of the unallocated shares as of June 30, 2014, and 2013 was $5.4 million.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY INCENTIVE PLAN

Stock Options

Under the Company’s 2008 Equity Incentive Plan (the “Plan”), the Company may grant stock options to its directors, employees, and consultants for up to 794,987 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. On April 29, 2008, the Board of Directors of the Company granted stock options to purchase 595,000 shares of common stock to its directors and employees. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. For the options that were awarded on April 29, 2008, the vesting period is five years from date of grant, with vesting at 20% per year, except that the Company’s options granted to its former chief executive officer vest over four years from date of grant at 25% per year. At June 30, 2014, all of these options were fully vested. During the year ended June 30, 2013, 35,000 stock options with an exercise price of $12.51 per share were awarded to employees and the vesting period is five years from date of grant. During the year ended June 30, 2014, 10,000 stock options with an exercise price of $16.49 per share were awarded to an employee and the vesting period is five years from date of grant. There are 188,987 stock options that are available to be granted as of June 30, 2014. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the years ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
	2014	2013	2012
Fair value	$4.45	$3.34	$3.44
Expected dividends	1.49%	1.26%	0.94%
Expected term (years)	6.50	6.50	6.25
Expected volatility	26.45%	27.97%	27.97%
Risk-free interest rate	2.84%	1.75%	2.19%

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

A summary of options under the Plan for the year ended June 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding at June 30, 2013	555,183	$11.02
Granted	10,000	16.49
Exercised	(126,500)	10.86
Outstanding at June 30, 2014	438,683	$11.20	4.4
Exercisable at June 30, 2014	393,183	$10.95	3.9

Share-based compensation expense applicable to stock options was $37,000, $256,000 and $330,000 for the years ended June 30, 2014, 2013 and 2012, respectively, and the recognized tax benefit related to this expense was $13,000, $63,000 and $84,000, respectively. As of June 30, 2014, unrecognized stock-based compensation expense related to nonvested options amounted to $133,000. This amount is expected to be recognized over a weighted average period of 3.3 years.  The intrinsic value of all stock options outstanding and exercisable at June 30, 2014 was $2,484,000 and $2,323,000, respectively. The intrinsic value of stock options that were exercised in fiscal 2014 was $656,000.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Awards

Under the Company’s 2008 Equity Incentive Plan, the Company may grant stock awards to its directors, employees and consultants for up to 317,996 shares of common stock. The stock awards vest at 20% - 25% per year. During the year ended June 30, 2013, 3,000 shares of restricted stock were awarded with a grant date fair value of $12.51 per share that vest over a five years period. There were no shares of restricted stock awarded during the year ended June 30, 2014. The fair market value of the stock awards, based on the market price at grant date, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recognized compensation expense related to restricted stock awards of $9,000, $247,000 and $596,000 for the years ended June 30, 2014, 2013 and 2012, respectively. The tax benefit related to the vesting of restricted stock awards was $1,000, $105,000 and $42,000 for the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, there was $8,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan, which is expected to be recognized over a period of 3.1 years.

A summary of the status of the Company’s stock awards is presented below:

Nonvested Shares
Balance at June 30, 2013	3,000
Granted	—
Vested	(600)
Balance at June 30, 2014	2,400

The aggregate fair value of the stock awards that vested in fiscal year 2014 was $9,000.

15. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.

At June 30, 2014, the Bank’s retained earnings available for the payment of dividends was $45.5 million. At June 30, 2014, $29.8 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7.5 million.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In 2007, as part of the conversion to a stock company, the Company established a liquidation account in an amount equal to the net worth of the Bank as of the date of the last consolidated balance sheet appearing in the final prospectus distributed in connection with the conversion. The amount of the liquidation account as of June 30, 2014 is $4.3 million; however, this amount will decline over time. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s assets and liabilities. In cases where quoted market prices are not available, fair vales are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates for future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

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

Securities: The securities measured at fair value utilizing Level 1 and Level 2 inputs are government-sponsored enterprises, corporate bonds and other obligations, mortgage-backed securities and common stocks. The fair values used by the Company are obtained from an independent pricing service which are not adjusted by management and, represents either quoted market prices for identical securities, quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events. Municipal securities are valued utilizing Level 3 inputs. Since there is no readily available market pricing and no active market to sell these securities, management believes that the amortized cost of these securities approximates fair value based on their relatively short terms to maturity.

FHLB stock: The carrying amount of FHLB stock approximates fair value based upon the redemption provisions of the FHLB.

Loans held for sale: Fair value of loans held for sale are estimated based on commitments on hand from investors or prevailing market prices.

Loans: Fair values for loans are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. This analysis assumes no prepayment. Fair values for non-performing loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.
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

Short-term borrowings: The carrying amount of short-term borrowings approximates fair value.

Long-term debt: The fair values of the Company's advances are estimated using discounted cash flow analysis based on current market borrowing rates for similar types of borrowing arrangements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2014 and 2013 was not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014	(In Thousands)
Securities available for sale:
Debt securities	$—	$133,857	$—	$133,857
Marketable equity securities	79	—	—	79
Mortgage servicing rights	—	—	792	792
Total	$79	$133,857	$792	$134,728

June 30, 2013
Securities available for sale:
Debt securities	$—	$138,662	$—	$138,662
Marketable equity securities	68	—	—	68
Mortgage servicing rights	—	—	654	654
Total	$68	$138,662	$654	$139,384

The table below presents, for the years ended June 30, 2014 and 2013, the changes in Level 3 assets that are measured at fair value on a recurring basis:

Mortgage Servicing Rights
(In Thousands)
Balance as of July 1, 2012	$445
Total realized and unrealized gains included in net income	161
Capitalized servicing assets	48
Balance as of June 30, 2013	654
Total realized and unrealized gains included in net income	41
Capitalized servicing assets	97
Balance as of June 30, 2014	$792

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the carrying value of the related individual assets as of June 30, 2014 and 2013 all classified in Level 3 fair value hierarchy:

	June 30,
	2014	2013
	(In Thousands)
Impaired loans	$461	$292
Other real estate owned	309	1,221
Total	$770	$1,513

During the years ended June 30, 2014, 2013 and 2012 there were no transfers from levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the current tax assessed value, discounted by 20%. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. The Company had a $102,000 loss on impaired loans for the year ended June 30, 2014 compared to a $103,000 loss and a $121,000 loss for years ended June 30, 2013 and 2012, respectively. Any resulting losses are recognized in earnings through the provision for loan losses. The Company charges off any collateral shortfall on collateral dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had $226,000 loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2014. The Company had no loss on OREO, for the year ended June 30, 2013. The Company had a $362,000 loss on OREO, including a charge to the allowance for loan losses, for the year ended June 30, 2012.

Summary of Fair Values of Financial Instruments

The carrying amounts and related estimated fair values of the Company's financial instruments are as follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Concluded)

	Carrying Amount	Fair Value
June 30, 2014		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,667	$12,667	$—	$—	$12,667
Securities available for sale	133,936	79	133,857	—	133,936
Securities held to maturity	9,302	—	—	9,302	9,302
Federal Home Loan Bank stock	6,648	—	—	6,648	6,648
Loans held for sale	330	—	330	—	330
Loans, net	507,635	—	—	513,765	513,765
Accrued interest receivable	1,688	—	—	1,688	1,688
Mortgage servicing rights (1)	792	—	—	792	792

Financial liabilities:
Deposits	491,732	—	—	493,500	493,500
Short-term borrowings	4,000	—	4,000	—	4,000
Long-term debt	112,446	—	113,823	—	113,823
Mortgagors' escrow accounts	1,184	—	—	1,184	1,184
(1) Included in other assets.

June 30, 2013
Financial assets:
Cash and cash equivalents	$25,618	$25,618	$—	$—	$25,618
Securities available for sale	138,730	68	138,662	—	138,730
Federal Home Loan Bank stock	5,092	—	—	5,092	5,092
Loans held for sale	1,274	—	1,274	—	1,274
Loans, net	450,347	—	—	459,018	459,018
Accrued interest receivable	1,636	—	—	1,636	1,636
Mortgage servicing rights (1)	654	—	—	654	654
Financial liabilities:
Deposits	474,798	—	—	477,059	477,059
Short-term borrowings	4,500	—	4,500	—	4,500
Long-term debt	82,492	—	82,527	—	82,527
Mortgagors' escrow accounts	1,100	—	—	1,100	1,100
(1) Included in other assets.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial information pertaining only to the parent company, Hampden Bancorp, Inc., is as follows:

BALANCE SHEETS

	June 30,
	2014	2013
	(In Thousands)
Assets
Cash on hand	$4,920	$967
Short-term investments	—	65
Cash and cash equivalents	4,920	1,032

Investment in Hampden Bank	75,289	75,339
Investment in Hampden LS, Inc.	1,993	1,762
Deferred tax asset	700	1,221
Other assets	4,257	4,305
	$87,159	$83,659

Liabilities and Stockholders' Equity
Stockholders' equity	$87,159	$83,659
	$87,159	$83,659

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Income:
Interest on securities	$—	$—	$30
Interest on cash and short-term investments	—	3	2
Non-interest income	—	—	18
Total income	—	3	50
Operating expenses	951	1,343	1,920
Loss before income taxes and equity in undistributed net income of subsidiaries	(951)	(1,340)	(1,870)
Income tax benefit	(250)	(195)	(321)
Loss before equity in undistributed net income of subsidiaries	(701)	(1,145)	(1,549)
Equity in undistributed net income of Hampden Bank	4,986	3,878	4,320
Equity in undistributed net income of Hampden LS, Inc.	230	241	245
Net income	$4,515	$2,974	$3,016

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)

STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income	$4,515	$2,974	$3,016
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of subsidiaries	5,600	4,500	3,000
Equity in undistributed net income of Hampden Bank	(4,986)	(3,878)	(4,320)
Equity in undistributed net income of Hampden LS, Inc.	(230)	(241)	(245)
Stock-based compensation	46	503	926
Deferred tax provision (benefit)	521	(69)	(30)
Net change in:
Accrued interest receivable	—	—	9
Other assets	(429)	(1,822)	16
Accrued expenses	477	1,508	1,168
Net cash provided by operating activities	5,514	3,475	3,540

Cash flows from investing activities:
Activities in available-for-sale securities:
Sales	—	15	1,309
Maturities	—	—	1,933
Net cash provided by investing activities	—	15	3,242

Cash flows from financing activities:
Payment of loan from Hampden LS, Inc.	752	752	752
Common stock repurchased	(454)	(5,271)	(10,410)
Payment of dividends on common stock	(1,268)	(997)	(820)
Other, net	(656)	(377)	(742)
Net cash used by financing activities	(1,626)	(5,893)	(11,220)

Net increase (decrease) in cash and cash equivalents	3,888	(2,403)	(4,438)
Cash and cash equivalents at beginning of year	1,032	3,435	7,873
Cash and cash equivalents at end of year	$4,920	$1,032	$3,435

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended June 30, 2014 and 2013 were as follows:

	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars In Thousands, except per share amounts)
Interest and dividend income	$6,501	$6,434	$6,428	$6,149	$6,094	$5,924	$6,121	$6,209
Interest expense	1,286	1,292	1,331	1,261	1,317	1,346	1,414	1,408
Net interest income	5,215	5,142	5,097	4,888	4,777	4,578	4,707	4,801
Provision for loan losses	150	150	150	100	350	100	175	50
Non-interest income	837	788	911	1,103	986	1,177	1,072	966
Non-interest expense	3,922	4,184	4,260	4,005	4,448	4,346	4,381	4,464
Provision for income taxes	714	575	577	679	347	485	453	492
Net income	$1,266	$1,021	$1,021	$1,207	$618	$824	$770	$761
Basic earnings per share	$0.24	$0.19	$0.19	$0.23	$0.12	$0.15	$0.14	$0.14
Diluted earnings per share	$0.23	$0.19	$0.19	$0.22	$0.11	$0.15	$0.14	$0.14

Weighted average shares outstanding:
Basic	5,327,928	5,313,484	5,300,289	5,274,900	5,372,849	5,389,400	5,401,349	5,495,803
Diluted	5,458,803	5,439,177	5,443,078	5,401,982	5,519,703	5,560,481	5,527,472	5,584,946

Quarterly data may not sum to annual data due to rounding.

19. SUBSEQUENT EVENTS

On July 1, 2014, the Company announced that The Board of Directors the Company and the Bank unanimously elected Robert A. Massey, as Chief Operating Officer of the Company and the Bank effective as of July 1, 2014. In addition, the Board of Directors of the Company and the Bank unanimously elected Tara G. Corthell, as Chief Financial Officer and Treasurer of the Company and the Bank effective as of July 1, 2014.

On August 5, 2014, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per common share. The dividend was paid on August 29, 2014 to shareholders of record as of August 15, 2014.

On September 10, 2014, the Company repurchased 122,700 shares of Company stock for $2.1 million, at an average price of $17.00 per share pursuant to the Company’s previously announced stock repurchase programs.