Form 10-Q
period 2014-09-30
Hampden Bancorp, Inc.
filed 2014-11-10
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filer ☐      Accelerated Filer ☑
Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑

As of November 1, 2014 there were 5,498,111 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item I: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

ASSETS
	September 30,	June 30,
	2014	2014
Cash and due from banks	$11,621	$9,437
Federal funds sold and other short-term investments	6,735	3,230
Cash and cash equivalents	18,356	12,667

Securities available for sale, at fair value	131,235	133,936
Securities held to maturity, at cost	10,615	9,302
Federal Home Loan Bank of Boston stock, at cost	6,810	6,648
Loans held for sale	1,384	330
Loans, net of allowance for loan losses of $5,769 at September 30, 2014 and $5,651 at June 30, 2014	506,145	507,635
Other real estate owned	159	309
Premises and equipment, net	4,653	4,668
Accrued interest receivable	1,646	1,688
Deferred tax asset, net	4,315	4,182
Bank-owned life insurance	17,584	17,459
Other assets	2,779	2,673
Total assets	$705,681	$701,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$409,425	$407,508
Non-interest bearing deposits	80,193	84,224
Total deposits	489,618	491,732

Short-term borrowings	12,000	4,000
Long-term debt	111,778	112,446
Mortgagors' escrow accounts	1,201	1,184
Accrued expenses and other liabilities	5,427	4,976
Total liabilities	620,024	614,338
Commitments and contingencies (Note 4)
Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	—	—
Common stock ($.01 par value, 25,000,000 shares authorized; 8,039,361 issued at September 30, 2014 and 8,034,027 issued at June 30, 2014; 5,528,511 outstanding at September 30, 2014 and 5,651,130 outstanding at June 30, 2014)	80	80
Additional paid-in capital	80,474	80,389
Unearned compensation - ESOP (307,398 shares unallocated at September 30, 2014 and 317,998 shares unallocated at June 30, 2014)	(3,074)	(3,180)
Unearned compensation - equity incentive plan	(7)	(8)
Retained earnings	38,443	37,697
Accumulated other comprehensive income (loss)	(101)	158
Treasury stock, at cost (2,510,850 shares at September 30, 2014 and 2,382,897 shares at June 30, 2014)	(30,158)	(27,977)
Total stockholders' equity	85,657	87,159
Total liabilities and stockholders' equity	$705,681	$701,497

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Interest and dividend income:
Loans, including fees	$5,924	$5,509
Debt securities:
Taxable	635	617
Tax-exempt	26	6
Dividends	26	5
Federal funds sold and other short-term investments	4	12
Total interest and dividend income	6,615	6,149

Interest expense:
Deposits	731	801
Borrowings:
Short-term	12	9
Long-term	540	451
Total interest expense	1,283	1,261

Net interest income	5,332	4,888
Provision for loan losses	150	100
Net interest income, after provision for loan losses	5,182	4,788

Non-interest income:
Customer service fees	550	570
Gain on sales of loans, net	115	86
Increase in cash surrender value of bank-owned life insurance	125	130
Other	179	317
Total non-interest income	969	1,103

Non-interest expense:
Salaries and employee benefits	2,483	2,221
Occupancy and equipment	440	463
Data processing services	275	202
Advertising	82	144
Net (gain) loss on other real estate owned	(44)	4
FDIC insurance and assessment	90	97
Other general and administrative	995	874
Total non-interest expense	4,321	4,005

Income before income taxes	1,830	1,886
Income tax provision	659	679
Net income	$1,171	$1,207

Earnings per share:
Basic	$0.22	$0.23
Diluted	$0.22	$0.22

Weighted average shares outstanding:
Basic	5,314,595	5,274,900
Diluted	5,442,331	5,401,982

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$1,171	$1,207
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities	(390)	(992)
Tax effect	131	357
Other comprehensive loss, net-of-tax	(259)	(635)
Comprehensive income	$912	$572

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

			Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan		Accumulated Other Comprehensive Income (Loss)
	Common Stock					Retained Earnings		Treasury Stock
	Shares	Amount							Total
Balance at June 30, 2013	5,629,099	$80	$79,926	$(3,604)	$(16)	$34,450	$346	$(27,523)	$83,659
Comprehensive income	—	—	—	—	—	1,207	(635)	—	572
Issuance of common stock for exercise of stock options	37,631	—	163	—	—	—	—	—	163
Cash dividends paid ($0.06 per share)	—	—	—	—	—	(317)	—	—	(317)
Common stock repurchased	(17,882)	—	—	—	—	—	—	(274)	(274)
Stock-based compensation	—	—	9	—	2	—	—	—	11
Tax benefit from Equity Incentive Plan vesting	—	—	1	—	—	—	—	—	1
ESOP shares allocated or committed to be allocated (10,600 shares)	—	—	62	106	—	—	—	—	168
Balance at September 30, 2013	5,648,848	$80	$80,161	$(3,498)	$(14)	$35,340	$(289)	$(27,797)	$83,983

Balance at June 30, 2014	5,651,130	$80	$80,389	$(3,180)	$(8)	$37,697	$158	$(27,977)	$87,159
Comprehensive income	—	—	—	—	—	1,171	(259)	—	912
Issuance of common stock for exercise of stock options	5,334	—	1	—	—	—	—	—	1
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(425)	—	—	(425)
Common stock repurchased	(127,953)	—	—	—	—	—	—	(2,181)	(2,181)
Stock-based compensation	—	—	11	—	1	—	—	—	12
Tax benefit from Equity Incentive Plan vesting	—	—	1	—	—	—	—	—	1
ESOP shares allocated or committed to be allocated (10,600 shares)	—	—	72	106	—	—	—	—	178
Balance at September 30, 2014	5,528,511	$80	$80,474	$(3,074)	$(7)	$38,443	$(101)	$(30,158)	$85,657

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,171	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	100
Changes in fair value of mortgage servicing rights	41	137
Net amortization of securities premiums	80	143
Depreciation and amortization	151	186
Loans originated for sale	(7,988)	(6,581)
Proceeds from loan sales	7,049	7,088
Gain on sales of loans, net	(115)	(86)
Net (gain) loss on other real estate owned	(44)	4
Increase in cash surrender value of bank-owned life insurance	(125)	(130)
Deferred tax benefit	(2)	—
Employee Stock Ownership Plan expense	178	168
Stock-based compensation	12	11
Tax benefit from Equity Incentive Plan vesting	1	1
Net change in:
Accrued interest receivable	42	(9)
Other assets	(147)	(261)
Accrued expenses and other liabilities	450	(1,524)
Net cash provided by operating activities	904	454

Cash flows from investing activities: Activity in available-for-sale securities:
Maturities and calls	2,263	—
Principal payments	6,670	9,587
Purchases	(8,015)	(11,104)
Purchase of loans	(1,169)	(3,464)
Net loan (originations) principal payments	2,367	(27,540)
Proceeds from sales of other real estate owned	336	27
Purchase of Federal Home Loan Bank stock	(162)	(1,669)
Purchase of premises and equipment	(136)	(58)
Net cash provided (used) by investing activities	2,154	(34,221)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Concluded)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013

Cash flows from financing activities:
Net change in deposits	(2,114)	10,871
Net change in short-term borrowings	8,000	10,500
Proceeds from issuance of long-term debt	12,000	28,554
Repayment of long-term debt	(12,668)	(5,714)
Net change in mortgagors' escrow accounts	17	39
Tax benefit from Equity Incentive Plan vesting	1	1
Issuance of common stock for exercise of stock options	1	163
Repurchase of common stock	(2,181)	(274)
Payment of dividends on common stock	(425)	(317)
Net cash provided by financing activities	2,631	43,823

Net change in cash and cash equivalents	5,689	10,056

Cash and cash equivalents at beginning of period	12,667	25,618

Cash and cash equivalents at end of period	$18,356	$35,674

Supplemental cash flow information:
Interest paid on deposits	$731	$801
Interest paid on borrowings	550	456
Income taxes paid	590	1,210
Transfers from loans to other real estate owned	142	15

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim periods ended September 30, 2014 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2014 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 12, 2014.

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

2. Recent Accounting Pronouncements

 In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company does not believe this ASU will have a material effect on the Company's consolidated financial statements for the interim and annual periods other than the additional disclosures required.

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

Earnings per common share have been computed based upon the following:

	Three Months Ended September 30,
	2014	2013
Net income available to common stock (in thousands)	$1,171	$1,207

Average number of shares issued	8,035,478	8,004,098
Less: average unallocated ESOP shares	(314,400)	(356,796)
Less: average treasury stock	(2,404,442)	(2,369,761)
Less: average unvested restricted stock awards	(2,041)	(2,641)
Average number of basic shares outstanding	5,314,595	5,274,900

Plus: dilutive unvested restricted stock awards	1,388	1,474
Plus: dilutive stock option shares	126,348	125,608
Average number of diluted shares outstanding	5,442,331	5,401,982

Basic earnings per share	$0.22	$0.23
Diluted earnings per share	$0.22	$0.22

4. Dividends

 On August 5, 2014, the Company declared a cash dividend of $0.08 per common share which was paid on August 29, 2014 to stockholders of record as of the close of business on August 15, 2014.

5.   Loan Commitments

Outstanding loan commitments totaled $118.2 million at September 30, 2014 and $129.7 million at June 30, 2014. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Federal Home Loan Bank of Boston ("FHLB") stock: The carrying amount of FHLB stock approximates fair value based upon the redemption provisions of the FHLB.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2014 and June 30, 2014 were not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2014	(In Thousands)
Securities available for sale:
Debt securities	$—	$131,157	$—	$131,157
Marketable equity securities	78	—	—	78
Mortgage servicing rights	—	—	870	870
Total	$78	$131,157	$870	$132,105

June 30, 2014
Securities available for sale:
Debt securities	$—	$133,857	$—	$133,857
Marketable equity securities	79	—	—	79
Mortgage servicing rights	—	—	792	792
Total	$79	$133,857	$792	$134,728

The table below presents, for the three months ended September 30, 2014 and 2013, the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Mortgage Servicing Rights
	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Beginning balance	792	$654
Changes in fair value	41	137
Capitalized servicing assets	37	39
Transfers in and/or out of Level 3	—	—
Ending balance	$870	$830

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the carrying value of the related individual assets as of September 30, 2014 and June 30, 2014 all classified in Level 3 fair value hierarchy:

	September 30,	June 30,
	2014	2014
	(In Thousands)
Impaired loans	$142	$461
Other real estate owned	159	309
Total	$301	$770

During the three months ended September 30, 2014 and 2013 there were no transfers between Levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the current tax assessed value, discounted by 20%. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. The Company had a $49,000 loss on impaired loans for the three months ended September 30, 2014. There was no gain or loss for the three months ended September 30, 2013. Any resulting losses are recognized in earnings through the provision for loan losses. The Company charges off any collateral shortfall on collateral dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had $44,000 gain on OREO for the three months ended September 30, 2014. The Company had a $4,000 loss on OREO for the three months ended September 30, 2013.

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

	Carrying Amount	Fair Value
September 30, 2014		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,356	$18,356	$—	$—	$18,356
Securities available for sale	131,235	78	131,157	—	131,235
Securities held to maturity	10,615	—	—	10,615	10,615
Federal Home Loan Bank stock	6,810	—	—	6,810	6,810
Loans held for sale	1,384	—	1,384	—	1,384
Loans, net	506,145	—	—	510,652	510,652
Accrued interest receivable	1,646	—	—	1,646	1,646
Mortgage servicing rights (1)	870	—	—	870	870

Financial liabilities:
Deposits	489,618	—	—	490,966	490,966
Short-term borrowings	12,000	—	12,000	—	12,000
Long-term debt	111,778	—	114,612	—	114,612
Mortgagors' escrow accounts	1,201	—	—	1,201	1,201

June 30, 2014
Financial assets:
Cash and cash equivalents	$12,667	$12,667	$—	$—	$12,667
Securities available for sale	133,936	79	133,857	—	133,936
Securities held to maturity	9,302	—	—	9,302	9,302
Federal Home Loan Bank stock	6,648	—	—	6,648	6,648
Loans held for sale	330	—	330	—	330
Loans, net	507,635	—	—	513,765	513,765
Accrued interest receivable	1,688	—	—	1,688	1,688
Mortgage servicing rights (1)	792	—	—	792	792

Financial liabilities:
Deposits	491,732	—	—	493,500	493,500
Short-term borrowings	4,000	—	4,000	—	4,000
Long-term debt	112,446	—	113,823	—	113,823
Mortgagors' escrow accounts	1,184	—	—	1,184	1,184
 (1) Included in other assets

7. Investment Securities

The amortized cost and estimated fair value of the Company's investment securities, with gross unrealized gains and losses, follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Debt securities:
Corporate bonds	$3,023	$52	$—	$3,075
Residential mortgage-backed securities:
Agency	126,711	1,495	(1,743)	126,463
Non-agency	1,607	17	(5)	1,619
Total debt securities	131,341	1,564	(1,748)	131,157
Marketable equity securities	51	27	—	78
Total securities available for sale	$131,392	$1,591	$(1,748)	$131,235

Held to Maturity
Municipal bonds	$10,615	$—	$—	$10,615
Total securities held to maturity	$10,615	$—	$—	$10,615

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Debt securities:
Corporate bonds	$3,026	$60	$—	$3,086
Residential mortgage-backed securities:
Agency	128,938	1,629	(1,494)	129,073
Non-agency	1,688	15	(5)	1,698
Total debt securities	133,652	1,704	(1,499)	133,857
Marketable equity securities	51	28	—	79
Total securities available for sale	$133,703	$1,732	$(1,499)	$133,936

Held to Maturity
Municipal bonds	$9,302	$—	$—	$9,302
Total securities held to maturity	$9,302	$—	$—	$9,302

Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies or government-sponsored enterprises. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2014 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$999	$1,006	$8,027	$8,027
After 1 year but within 5 years	2,024	2,069	2,588	2,588
Total bonds, obligations, and municipals	3,023	3,075	10,615	10,615
Residential mortgage-backed securities:
Agency	126,711	126,463	—	—
Non-agency	1,607	1,619	—	—
Total debt securities	$131,341	$131,157	$10,615	$10,615

Information pertaining to securities with gross unrealized losses at September 30, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2014:
Residential mortgage-backed securities:
Agency	$115	$32,523	$1,628	$50,022	$1,743	$82,545
Non-agency	1	135	4	218	5	353
	$116	$32,658	$1,632	$50,240	$1,748	$82,898
June 30, 2014:
Corporate bonds	$—		$—	$—	$—	$—
Residential mortgage-backed securities:
Agency	$38	$7,357	$1,456	$51,094	$1,494	$58,451
Non-agency	1	143	4	234	5	377
	$39	$7,500	$1,460	$51,328	$1,499	$58,828

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There was no impairment charge recognized for the three months ended September 30, 2014 and 2013.

 At September 30, 2014, 59 debt securities had unrealized losses with aggregate depreciation of 2.1% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and industry analyst's reports. The unrealized losses in residential mortgage-backed securities were primarily caused by interest rate changes. As management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At September 30, 2014, eight securities issued by private mortgage originators had unrealized losses. Such securities had an amortized cost of $358,000 and a fair value of $353,000. All of these investments are “Senior” Class tranches and have underlying credit enhancement. These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement. Based on this review, management determined that no OTTI existed as of September 30, 2014.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	September 30, 2014		June 30, 2014
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
One- to four-family(1)	$107,497	21.11%	$107,498	21.05%	$(1)	—%
Commercial	202,178	39.70%	200,750	39.31%	1,428	0.7%
Home equity:
First lien	35,451	6.96%	36,299	7.11%	(848)	(2.3)%
Second lien	41,813	8.21%	39,845	7.80%	1,968	4.9%
Construction:
Residential	3,790	0.74%	3,807	0.75%	(17)	(0.4)%
Commercial	34,405	6.76%	36,189	7.09%	(1,784)	(4.9)%
Total mortgage loans on real estate	425,134	83.48%	424,388	83.11%	746	0.2%
Other loans:
Commercial	52,399	10.29%	54,756	10.72%	(2,357)	(4.3)%
Consumer:
Manufactured homes	22,157	4.35%	21,766	4.26%	391	1.8%
Automobile and other secured loans	6,680	1.31%	7,172	1.40%	(492)	(6.9)%
Other	2,910	0.57%	2,566	0.50%	344	13.4%
Total other loans	84,146	16.52%	86,260	16.89%	(2,114)	(2.5)%
Total loans	509,280	100.00%	510,648	100.00%

Net deferred loan costs	2,634		2,638
Allowance for loan losses	(5,769)		(5,651)
Total loans, net	$506,145		$507,635

 (1)    Excludes loans held for sale of $1.4 million and $330,000 at September 30, 2014 and June 30, 2014, respectively.
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

General Allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended September 30, 2014.

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

The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - The Company generally does not originate loans with a loan-to-value ratio greater than 80% unless there is private mortgage insurance. All loans in this segment are collateralized by one- to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate - Loans in these segments are primarily income-producing properties throughout Massachusetts and Connecticut. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management requires annual borrower financial statements, obtains rent rolls annually and continually monitors the cash flows of these loans.

Home equity loans - Loans in this segment are secured by first or second mortgages on one- to four-family owner occupied properties, and are generally underwritten in amounts such that the combined first and second mortgage balances generally do not exceed 85% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 to 20 years, at the end of which time they become term loans amortized over 5 to 10 years. Interest rates on home equity lines normally adjust based on the month-end prime rate published in the Wall Street Journal.

Residential construction loans - Loans in this segment primarily include construction to permanent non-speculative real estate loans. All loans in this segment are collateralized by one- to four-family residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial construction loans - Loans in this segment primarily include construction to permanent non-speculative real estate loans. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy, which in turn, will have an effect on the credit quality in this segment.

Commercial loans - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy may have an effect on the credit quality in this segment.

Automobile and other secured loans - Loans in this segment include consumer non-real estate secured loans that the Company originates as well as automobile loans that the Company purchases from a third party. The Company has the ability to select the automobile loans it purchases based on its own underwriting standards.

     Manufactured home loans - Loans in this segment are secured by first liens on properties located primarily in the Northeast. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in this segment. The Company has the ability to select the manufactured home loans it purchases based on its own underwriting standards.

Other consumer loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

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

The following tables present the Company’s loans by risk rating at September 30, 2014 and June 30, 2014:

September 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$104,020	$186,333	$35,425	$41,633	$3,790	$34,130
Loans rated 6	543	12,892	—	10	—	275
Loans rated 7	2,788	2,953	26	170	—	—
Loans rated 8	146	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—
	$107,497	$202,178	$35,451	$41,813	$3,790	$34,405
	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$47,899	$21,916	$6,680	$2,905	$484,731
Loans rated 6	430	99	—	—	14,249
Loans rated 7	4,070	51	—	5	10,063
Loans rated 8	—	91	—	—	237
Loans rated 9	—	—	—	—	—
	$52,399	$22,157	$6,680	$2,910	$509,280

June 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$104,221	$184,317	$36,299	$39,688	$3,807	$36,189
Loans rated 6	523	12,447	—	7	—	—
Loans rated 7	2,608	3,986	—	150	—	—
Loans rated 8	146	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—
	$107,498	$200,750	$36,299	$39,845	$3,807	$36,189
	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$49,874	$21,342	$7,172	$2,564	$485,473
Loans rated 6	533	160	—	1	13,671
Loans rated 7	4,349	59	—	1	11,153
Loans rated 8	—	205	—	—	351
Loans rated 9	—	—	—	—	—
	$54,756	$21,766	$7,172	$2,566	$510,648

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

The following are summaries of past due and non-accrual loans as of September 30, 2014 and June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
September 30, 2014	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$946	$82	$2,681	$3,709	$2,977
Commercial	43	404	583	1,030	988
Home equity:
First lien	—	27	—	27	—
Second lien	144	27	24	195	143
Commercial	—	35	2,318	2,353	2,318
Consumer:
Manufactured homes	401	27	116	544	149
Automobile and other secured loans	—	—	—	—	—
Other	105	—	5	110	5
Total	$1,639	$602	$5,727	$7,968	$6,580

June 30, 2014
Mortgage loans on real estate:
One- to four-family	$607	$236	$2,437	$3,280	$2,755
Commercial	583	—	—	583	534
Home equity:
First lien	—	—	—	—	—
Second lien	159	—	111	270	150
Commercial	—	—	1,500	1,500	1,500
Consumer:
Manufactured homes	304	27	240	571	240
Automobile and other secured loans	—	—	—	—	—
Other	12	1	—	13	—
Total	$1,665	$264	$4,288	$6,217	$5,179

At September 30, 2014 and June 30, 2014, there were no loans past due 90 days or more and still accruing.

The following are summaries of impaired loans:

	September 30, 2014			June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
One- to four-family	$2,977	$3,196	$—	$2,755	$2,814	$—
Commercial	3,429	3,429	—	3,147	3,147	—
Commercial construction	275	275	—	—	—	—
Home equity:
Second lien	144	163	—	150	170	—
Other loans:
Commercial	3,031	3,031	—	2,952	2,952	—
Manufactured homes	149	159	—	239	275	—
Consumer other	5	5	—	—	—	—
Total	10,010	10,258	—	9,243	9,358	—
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	534	534	10	537	537	11
Total	534	534	10	537	537	11
Total impaired loans	$10,544	$10,792	$10	$9,780	$9,895	$11

  Information pertaining to impaired loans for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$2,986	$14	$14	$1,239	$21	$15
Commercial	3,971	31	2	7,818	106	106
Home equity:
Second lien	147	4	4	350	5	1
Construction:
Commercial	278	5	—	—	—	—
Commercial	3,052	28	16	4,799	68	36
Consumer:
Manufactured homes	150	4	4	79	1	—
Other	5	—	—	—	—	—
Total loans	$10,589	$86	$40	$14,285	$201	$158

At September 30, 2014, the Company had one impaired loan that had $129,000 committed to be advanced. The $10.5 million of impaired loans as of September 30, 2014 includes $6.6 million of non-accrual loans and $3.7 million of accruing TDR loans. The remaining $241,000 of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal, or interest when due according to the contractual terms of the loan agreement. Of the $10.5 million of impaired loans, $4.0 million, or 38%, are current with all payment terms. As of June 30, 2014, the $9.8 million of impaired loans included $5.2 million of non-accrual loans and $4.6 million of accruing TDRs. Of the $9.8 million of impaired loans, $4.6 million, or 47%, were current with all payment terms as of June 30, 2014.

     The Company had no new TDRs during the three months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, there were no TDRs that were restructured within the previous twelve months that had any payment defaults.

Information pertaining to activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013, is as follows:

	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Balance at June 30, 2014	$697	$2,288	$204	$268	$30	$472	$1,216	$417	$30	$29	$5,651
Charge-offs	(26)	—	—	(7)	—	—	—	(14)	—	(2)	(49)
Recoveries	—	—	—	1	—	—	12	—	4	—	17
Provision (credit)	160	128	34	69	2	—	(360)	115	(4)	6	150
Balance at September 30, 2014	$831	$2,416	$238	$331	$32	$472	$868	$518	$30	$33	$5,769

Balance at June 30, 2013	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Charge-offs	—	(4)	—	—	—	—	—	(46)	—	—	(50)
Recoveries	—	—	1	—	—	—	1	—	—	11	13
Provision (credit)	—	90	—	—	—	—	—	10	—	—	100
Balance at September 30, 2013	$762	$2,301	$234	$302	$33	$315	$1,066	$396	$34	$34	$5,477

Information pertaining to the allowance for loan losses and recorded investment in loans at September 30, 2014, and June 30, 2014 are as follows:

	At September 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Impaired loans	$—	$10	$—	$—	$—	$—	$—	$—	$—	$—	$10
Non-impaired loans	831	2,406	238	331	32	472	868	518	30	33	5,759
Total allowance for loan losses	$831	$2,416	$238	$331	$32	$472	$868	$518	$30	$33	$5,769
Loans:
Impaired loans	$2,977	$3,963	$—	$144	$—	$275	$3,031	$149	$—	$5	$10,544
Non-impaired loans	104,520	198,215	35,451	41,669	3,790	34,130	49,368	22,008	6,680	2,905	498,736
Total loans	$107,497	$202,178	$35,451	$41,813	$3,790	$34,405	$52,399	$22,157	$6,680	$2,910	$509,280

	At June 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Impaired loans	$—	$11	$—	$—	$—	$—	$—	$—	$—	$—	$11
Non-impaired loans	697	2,277	204	268	30	472	1,216	417	30	29	5,640
Total allowance for loan losses	$697	$2,288	$204	$268	$30	$472	$1,216	$417	$30	$29	$5,651
Loans:
Impaired loans	$2,755	$3,684	$—	$150	$—	$—	$2,952	$239	$—	$—	$9,780
Non-impaired loans	104,743	197,066	36,299	39,695	3,807	36,189	51,804	21,527	7,172	2,566	500,868
Total loans	$107,498	$200,750	$36,299	$39,845	$3,807	$36,189	$54,756	$21,766	$7,172	$2,566	$510,648

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2014 and June 30, 2014, the Company was servicing loans for participants aggregating $36.6 million and $34.4 million, respectively.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

9. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.
The Company is an SEC filer and management has evaluated subsequent events through the date that the financial statements were issued.

On November 3, 2014, the Company, and Berkshire Hills Bancorp, Inc. (“Berkshire Hills”), the holding company for Berkshire Bank (“Berkshire Bank”), entered into an Agreement and Plan of Merger pursuant to which (i) the Company will merge with and into Berkshire Hills, the separate corporate existence of the Company will thereupon cease and Berkshire Hills will continue as the surviving corporation (the “Merger”), and (ii) it is anticipated that the Bank will merge with and into Berkshire Bank, the separate corporate existence of the Bank will thereupon cease and Berkshire Bank will continue as the surviving corporation. The consummation of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Merger by the stockholders of the Company. The Merger is currently expected to be completed early in the second quarter of 2015.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company will be exchanged for 0.81 shares of common stock, par value $0.01 per share, of Berkshire Hills. The Merger Agreement provides each of the Company and Berkshire Hills with specified termination rights. If the Merger is not consummated under specified circumstances, including if Hampden terminates the Merger Agreement for a Superior Proposal (as defined in the Merger Agreement), Hampden has agreed to pay Berkshire Hills a termination fee equal to (i) $3.6 million, if such fee shall become payable within 45 days from the date of the Merger Agreement, or (ii) $4.7 million, if such fee shall become payable thereafter.

On November 4, 2014, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per common share. The dividend will be paid on November 28, 2014 to shareholders of record as of November 14, 2014.

On November 10, 2014, the Company received a $601,000 recovery on a commercial loan previously charged off.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at September 30, 2014 and June 30, 2014 and our consolidated results of operations for the three months ended September 30, 2014 and 2013, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse effect on the operations Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality and composition of our loan or investment portfolio, demand for financial services in our market area, changes in real estate values in our market area, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, and changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, including the section titled Item 1A -“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
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

The analysis of the allowance for loan losses has two components: specific and general allocations, which are described in Note 8.

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are described in Note 8.

Effect if Actual Results Differ from Assumptions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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
Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Total Assets. The Company’s total assets increased $4.2 million, or 0.6%, from $701.5 million at June 30, 2014 to $705.7 million at September 30, 2014. Net loans, including loans held for sale, decreased $436,000, or 0.1%, from $508.0 million at June 30, 2014 to $507.5 million at September 30, 2014. Investment securities decreased $1.4 million, or 1.0%, to $141.9 million and cash and cash equivalents increased $5.7 million, or 44.9%, to $18.4 million at September 30, 2014.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited consolidated financial statements. Current period purchases of municipal bonds were partially offset by the principal payments and unrealized losses on residential mortgage-backed securities during the three months ended September 30, 2014.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements. Net loans, including loans held for sale, remained relatively flat with a small decrease of $436,000, or 0.1%, to $507.5 million at September 30, 2014. The decrease in net loans was due to two large loan payoffs in the commercial loan portfolio of $6.4 million and $4.1 million. The Company’s strategy continues to be focused on obtaining commercial loans.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the three months ended September 30, 2014, loans sold totaled $7.0 million. Of the $7.0 million of loans sold, $2.8 million were sold on a servicing-released basis and $4.2 million were sold on a servicing-retained basis.

Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	At September 30,	At June 30,
	2014	2014
	(Dollars in Thousands)
Mortgage loans on real estate:
One- to four-family	$2,977	$2,755
Commercial	988	534
Home equity:
First lien	—	—
Second lien	143	150
Commercial	2,318	1,500
Consumer:
Manufactured homes	149	240
Automobile and other secured loans	—	—
Other	5	—
Total non-performing loans	6,580	5,179
Other real estate owned	159	309
Total non-performing assets	$6,739	$5,488

Performing troubled debt restructurings, not reported above	$3,724	$4,601

Ratios:
Non-performing loans to total loans	1.29%	1.01%
Non-performing assets to total assets	0.95%	0.78%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2014 to September 30, 2014, commercial non-performing loans have increased $818,000; residential mortgage non-performing loans have increased $222,000; consumer, including home equity and manufactured homes, non-performing loans have decreased $93,000. In addition, commercial real estate non-performing loans have increased $454,000. At September 30, 2014, the Company had twelve TDRs totaling approximately $5.1 million, of which $1.3 million is on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to $73,000 for the three month period ended September 30, 2014. At June 30, 2014, the Company had twelve TDRs consisting of commercial and mortgage loans totaling approximately $5.1 million, of which $534,000 was on non-accrual status. The interest income recorded from the restructured loans amounted to $276,000 for the year ended June 30, 2014.

As of September 30, 2014, loans on non-accrual status totaled $6.6 million, which consisted of $5.7 million in loans that were 90 days or greater past due, $404,000 in loans that are 31-89 days past due and $451,000 in loans that are current or less than 30 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate their ability to make payments according to their loan terms for six months. As of September 30, 2014, there were no commercial real estate and commercial non-accrual loans less than 90 days past due. One- to four-family residential non-accrual loans less than 90 days past due were $279,000, manufactured homes non-accrual less than 90 days past due were $34,000 and home equity second lien non-accrual loans less than 90 days past due were $120,000. All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment. On November 10, 2014, the Company received a $601,000 recovery on a commercial loan previously charged off.

In the normal course of business, the Company may modify a loan for a creditworthy borrower where the modified loan is not considered a TDR. In these cases, the modified terms are consistent with loan terms available to creditworthy borrowers and within normal loan pricing. The modifications to such loans are done according to our existing underwriting standards. These modified loans are not considered impaired loans by the Company.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of collateral if the loan is collateral dependent and any change in present value is recorded within the provision for loan loss. Impaired loans increased to $10.5 million at September 30, 2014 from $9.8 million at June 30, 2014. The Company established specific reserves aggregating $10,000 and $11,000 for impaired loans at September 30, 2014 and June 30, 2014, respectively. Such reserves relate to one impaired loan relationships with a carrying value of $534,000, and are based on management’s analysis of the expected cash flows for troubled debt restructurings as of September 30, 2014.

We believe that the determination of our allowance for loan losses, including amounts required for impaired loans, is consistent with GAAP and current regulatory guidance. While the Company believes that it has established adequate specifically allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Company’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting the Company’s financial condition and earnings. It is also possible that, in this current economic environment, additional loans will become impaired in future periods.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At September 30, 2014, the Company had four properties with a carrying value of $159,000 classified as OREO. All four properties were manufactured homes.

Allowance for Loan Losses. The following table sets forth ratios relating to the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	Three Months Ended September 30,
	2014	2013
Ratios:
Net charge-offs to average loans outstanding	0.01%	0.01%
Allowance for loan losses to non-performing loans at end of period	87.67%	151.34%
Allowance for loan losses to total loans at end of period	1.13%	1.13%

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

Loan Servicing. In the ordinary course of business, the Company sells residential real estate loans to the secondary market. The Company retains servicing on certain loans sold and earns servicing fees of 0.25% per annum based on the monthly outstanding balance of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold. The Company’s mortgage servicing asset valuation is performed on a quarterly basis by an independent third party, using a statistical valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset. For the three months ended September 30, 2014, the increase in the fair market value of mortgage servicing assets was $41,000.

The changes in servicing assets measured using fair value are on included in detail in Note 6 to the accompanying unaudited consolidated financial statements. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the three months ended September 30, 2014 and 2013, amounts recognized for loan servicing fees amounted to $94,000 and $107,000, respectively, which are included in other non-interest income in the consolidated statements of net income. The unpaid principal balance of mortgages serviced for others was $75.0 million and $71.8 million at September 30, 2014 and June 30, 2014, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30,		At June 30,
	2014		2014
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$80,193	16.38%	$84,224	17.13%	$(4,031)	(4.79)%
Savings deposits	101,468	20.72%	102,909	20.93%	(1,441)	(1.40)%
Money market	100,304	20.49%	99,505	20.24%	799	0.80%
NOW accounts	49,581	10.13%	42,376	8.62%	7,205	17.00%
Total transaction accounts	331,546	67.72%	329,014	66.91%	2,532	0.77%
Certificates of deposit	158,072	32.28%	162,718	33.09%	(4,646)	(2.86)%
Total deposits	$489,618	100.00%	$491,732	100.00%	$(2,114)	(0.43)%

Deposits decreased $2.1 million, or 0.43%, to $489.6 million at September 30, 2014 from $491.7 million at June 30, 2014. Deposits decreased due a $4.0 million, or 4.79%, decrease in demand deposits, a $1.4 million, or 1.40%, decrease in savings deposits and a $4.6 million, or 2.86%, decrease in time deposits. Theses decreases were offset by a increase of $7.2 million, or 17.00% in NOW accounts and a $799,000, or 0.80%, increase in money market accounts. The Company’s focus remains to increase core deposits and reduce its time deposits.

Total borrowings (including both short term and long term advances) from the FHLB and have increased $7.3 million, or 6.3%, to $123.8 million at September 30, 2014 from $116.4 million at June 30, 2014. The Company primarily used these FHLB borrowings to fund its loan demand.

Stockholders’ Equity. Stockholders’ equity increased $4.2 million, or 0.6%, to $85.7 million at September 30, 2014 from $87.2 million at June 30, 2014. During the three months ended September 30, 2014, the Company purchased 127,700 shares of Company stock for $2.2 million at an average price of $17.05 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 253 shares of Company stock, at an average price of $17.00 per share, in the three months ended September 30, 2014 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from an employee plan participant for settlement of tax withholding obligations. In addition, there was a $259,000 decrease in accumulated other comprehensive income from June 30, 2014 to September 30, 2014 due to the continued impact of the rising interest rate environment on the fair value of securities available for sale, a $106,000 decrease in ESOP unearned compensation and a $1,000 decrease in equity incentive plan unearned compensation. Offsets to the increase in treasury stock and decrease in accumulated other comprehensive income were a $746,000 increase in retained earnings, and a $85,000 increase in additional paid-in capital. Our ratio of capital to total assets decreased to 12.1% at September 30, 2014 compared to 12.4% at June 30, 2014. The Company’s book value per share as of September 30, 2014 was $15.49 compared to $14.43 at June 30, 2014.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

Net Income. The Company had net income of $1.2 million, or $0.22 per fully diluted share, for the three months ended September 30, 2014 compared to $1.2 million, or $0.22 per fully diluted share, for the same period in 2013. The Company had an increase in net interest income of $444,000, or 9.1%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Interest and dividend income increased $465,000, or 7.6%, for the three months ended September 30, 2014 compared to the same period last year mainly due to a $415,000 increase in loan interest income. For the three months ended September 30, 2014, interest expense increased by $21,000, or 1.7%, compared to the three months ended September 30, 2013. This included a decrease in deposit interest expense of $70,000 due to a decrease in rates offset by an increase in the average balance of deposits. There was an increase in borrowing interest expense of $91,000 for the three months ended September 30, 2014 compared to the same period last year due to an increase in average balances partially offset by a decrease in rates. The net interest margin increased to 3.17% for the three months ended September 30, 2014 compared to 3.08% for the three months ended September 30, 2013.

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

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield /Rate(5)	Average Outstanding Balance	Interest	Yield /Rate(5)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$516,671	$5,924	4.59%	$469,548	$5,509	4.69%
Investment securities	149,464	687	1.84%	148,339	628	1.69%
Federal funds sold and other short-term investments	6,676	4	0.24%	18,045	12	0.27%
Total interest-earning assets	672,811	6,615	3.93%	635,932	6,149	3.87%
Allowance for loan losses	(5,708)			(5,392)
Total interest-earning assets net of allowance for loan losses	667,103			630,540
Non-interest earning-assets	41,588			41,711
Total assets	$708,691			$672,251
Interest-bearing liabilities:
Savings deposits	$103,114	39	0.15%	$109,658	42	0.15%
Money market	100,036	110	0.44%	82,186	70	0.34%
NOW accounts	47,862	32	0.27%	44,817	27	0.24%
Certificates of deposit	158,461	550	1.39%	164,628	662	1.61%
Total deposits	409,473	731	0.71%	401,289	801	0.80%
Borrowed funds	123,997	552	1.78%	107,607	460	1.71%
Total interest-bearing liabilities	533,470	1,283	0.96%	508,896	1,261	0.99%
Demand deposits	82,242			73,569
Other non-interest-bearing liabilities	5,659			6,120
Total liabilities	621,371			588,585
Equity	87,320			83,666
Total liabilities and equity	$708,691			$672,251
Net interest income		$5,332			$4,888
Net interest rate spread (2)			2.97%			2.88%
Net interest-earning assets (3)	$139,341			$127,036
Net interest margin (4)			3.17%			3.08%
Average interest-earning assets to interest-bearing liabilities			126.12%			124.96%

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
(5) Yields and rates for the three months ended September 30, 2014 and 2013 are annualized.

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

	Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$580	$(165)	$415
Investment securities	5	54	59
Federal funds sold and other short-term investments	(7)	(1)	(8)
Total interest income	578	(112)	466

Interest expense:
Savings deposits	(3)	—	(3)
Money market	17	23	40
NOW accounts	2	3	5
Certificates of deposits	(24)	(88)	(112)
Total deposits	(8)	(62)	(70)
Borrowed funds	73	19	92
Total interest expense	65	(43)	22
Change in net interest income	$513	$(69)	$444

(1) Includes loans held for sale.

Interest Income.    Interest income increased to $6.6 million for the three months ended September 30, 2014 from $6.1 million for the three months ended September 30, 2013. This increase of $466,000, or 7.6%, was primarily the result of an increase in loan interest income of $415,000, or 7.5%, due to an increase in average balances, offset by a decrease in rates.

Interest Expense.    Interest expense for the three months ended September 30, 2014 was $1.3 million, which represented a increase of $22,000, or 1.7%, from the three months ended September 30, 2013. This included a decrease in deposit interest expense of $70,000, or 8.7%, due to a decrease in rates, offset by an increase in the average balance of deposits. The decrease in deposit interest expense was partially offset by an increase in borrowing interest expense of $92,000 due to an increase in average balances.

Provision for Loan Losses.    The provision for loan losses was $150,000 for the three months ended September 30, 2014 compared to $100,000 for the same period in 2013, primarily due to the increase in loan balances. The allowance for loan losses of $5.8 million at September 30, 2014 represented 1.13% of total loans, as compared to an allowance of $5.7 million, representing 1.11% of total loans at June 30, 2014.

Non-interest Income.    For the three months ended September 30, 2014, there was a decrease in total non-interest income of $135,000, or 12.2%, compared to the three months ended September 30, 2013. For the three months ended September 30, 2014 compared to the same period in 2013, there was a $137,000, or 43.5%, decrease in other non-interest income which was mainly due to a $99,000 decrease in the fair value adjustment of mortgage servicing rights and a $25,000 decrease in OREO rental income due to the sale of an OREO property. During the three months ended September 30, 2014, the Company had an $115,000 gain on the sale of loans compared to $86,000 for the same period in 2013.

Non-interest Expense.    Non-interest expense increased $315,000 or 7.9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2014. There was a $262,000, or 11.8%, increase in salaries and employee benefits due to an increase in the number of employees; a $121,000, or 13.8%, increase in other general and administrative expenses; and a $73,000, or 35.9%, increase in data processing expenses for the three months ended September 30, 2014 compared to the same period in 2013.

Income Taxes.    Income tax expense decreased $20,000, or 2.9%, from $679,000 for the three months ended September 30, 2013 to $659,000 for the three months ended September 30, 2014. The Company’s combined federal and state effective tax rate remained flat at 36.0% for the three months ended September 30, 2014 compared to the same period in 2013.

Minimum Regulatory Capital Requirements. As of September 30, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed the Bank’s category. The Company’s and the Bank’s capital amounts and ratios as of September 30, 2014 and June 30, 2014 are presented in the following table.

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2014
Total capital (to risk weighted assets):
Consolidated	$91,452	17.6%	$41,500	8.0%	N/A	N/A
Bank	82,233	16.3%	40,415	8.0%	$50,519	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	85,671	16.5%	20,750	4.0%	N/A	N/A
Bank	76,437	15.1%	20,207	4.0%	30,311	6.0%
Tier 1 capital (to average assets):
Consolidated	85,671	12.1%	28,231	4.0%	N/A	N/A
Bank	76,437	10.8%	28,191	4.0%	35,239	5.0%
As of June 30, 2014
Total capital (to risk weighted assets):
Consolidated	$92,586	18.3%	$40,547	8.0%	N/A	N/A
Bank	80,715	15.9%	40,570	8.0%	$50,712	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	86,922	17.2%	18,538	4.0%	N/A	N/A
Bank	75,051	14.8%	18,394	4.0%	30,427	6.0%
Tier 1 capital (to average assets):
Consolidated	86,922	12.2%	26,240	4.0%	N/A	N/A
Bank	75,051	10.6%	25,827	4.0%	35,372	5.0%

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

The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At September 30, 2014, cash and due from banks, federal funds sold and short-term investments totaled $18.4 million, or 2.6%, of total assets, which is a increase of $5.7 million, or 44.9%, from June 30, 2014.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2014, the Company has increased FHLB borrowings by $7.3 million to a total of $123.8 million outstanding as of September 30, 2014. On that date, the Company had the ability to borrow an additional $56.1 million from the FHLB. At September 30, 2014 and June 30, 2014, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $7.4 million at September 30, 2014 and June 30, 2014, of which there were no amounts outstanding. As of September 30, 2014, the investments pledged for collateral with the Federal Reserve Bank of Boston has a market value of $10.8 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of September 30, 2014 and June 30, 2014.

	September 30, 2014	June 30, 2014
	(In Thousands)
Commitments to grant loans (1)	$17,011	$15,930
Commercial loan lines-of-credit (2)	34,130	37,789
Unused portions of home equity lines-of-credit (3)	35,544	35,718
Unused portion of construction loans (4)	29,092	37,889
Unused portion of personal lines-of-credit (5)	1,790	1,828
Standby letters of credit (6)	595	500
Total loan commitments	$118,162	$129,654

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

The following table sets forth, as of September 30, 2014, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

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

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

Risks Related to the Merger
If the merger with Berkshire Hills Bancorp, Inc. is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits.
On November 3, 2014, we entered into an Agreement and Plan of Merger with Berkshire Hills Bancorp, Inc., or “Berkshire Hills,” pursuant to which we will merge with and into Berkshire Hills, with Berkshire Hills as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the merger will be completed early in the second quarter of 2015. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

Our stockholders will receive a fixed ratio of 0.81 shares of Berkshire Hills common stock for each share of Hampden Bancorp, Inc. common stock, regardless of any changes in the market value of our common stock or Berkshire Hills common stock before the completion of the merger.
Upon completion of the merger, each share of Company common stock will be converted into the right to receive 0.81 shares of Berkshire Hills common stock. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar transaction with respect to Company common stock), and we do not have a right to terminate the merger agreement based upon changes in the market price of Berkshire Hills common stock, subject to the limited exception described below. Accordingly, the dollar value of Berkshire Hills common stock that our stockholders will receive upon completion of the merger will depend upon the market value of Berkshire Hills common stock at the time of completion of the merger, which may be lower or higher than the closing price of Berkshire Hills common stock on the last full trading day preceding public announcement that Berkshire Hills and we entered into the merger agreement, the last full trading day prior to the date of proxy statement delivered to our stockholders or the date of the stockholder meeting. The market values of Berkshire Hills’ common stock and our common stock have varied since Berkshire Hills and we entered into the merger agreement and will continue to vary in the future due to changes in the business, operations or prospects of Berkshire Hills and us, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.
If, on the date on which all regulatory approvals for the merger have been received, the average closing price of Berkshire Hills common stock for the 10-trading period ending on such date is less than $20.62, and since the date of the merger agreement the percentage decrease in the market price of the Berkshire Hills common stock is more than 20% greater than any percentage decrease in the average market price of a prescribed index, we may elect to terminate the merger agreement. If we provide notice of our intent to terminate, Berkshire Hills will have the option of paying additional consideration, as specified in the merger agreement, in order to proceed with the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.
The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Berkshire Hills’ consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States and the Commonwealth of Massachusetts. There can be no assurance as to whether the federal or state regulatory approval will be received or the timing of the approvals. Berkshire Hills is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Material Adverse Effect” as defined in the merger agreement. While we do not currently expect that any such conditions or restrictions would be imposed, there can be no assurance that they will not be, and such conditions or restrictions could have the effect of delaying completion of the merger.
The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.
Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Berkshire Hills. In addition, we have agreed to pay a termination fee of $3.6 million for the period ending 45 days from the date of the merger agreement and $4.7 million thereafter to Berkshire Hills in specified circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Berkshire Hills has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities - Not applicable

(b) Use of Proceeds - Not applicable

(c) Repurchase of Our Equity Securities - The Company repurchased 127,700 shares of Company stock for $2.2 million, at an average price of $17.05 per share, in the three months ended September 30, 2014 pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 253 shares of Company stock, at an average price of $17.00 per share, in the three months ended September 30, 2014 in connection with the annual vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from the employee plan participant for settlement of tax withholding obligations. The Company is currently repurchasing shares under its eighth stock repurchase program, pursuant to which the Company was authorized to purchase up to 275,525 shares, or approximately 5%, of the Company’s outstanding common stock, of which 237,064 remain available to purchase as of September 30, 2014.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fourth Quarter
July 1, 2014 - July 31, 2014	—	$—	—	364,764
August 1, 2014 - August 31, 2014	253	$17.00	—	364,764
September 1, 2014 - September 30, 2014	127,700	$17.05	127,700	237,064
	127,953	$17.05	127,700

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Agreement and Plan of Merger, dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (7)
3.1	Certificate of Incorporation of Hampden Bancorp, Inc. (1)
3.2	Bylaws of Hampden Bancorp, Inc. (2)
3.3	Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (4)
3.5	Amendment #3 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (6)
4.1	Stock Certificate of Hampden Bancorp, Inc. (1)
10.1*	Executive Compensation Proposal, dated as of November, 3 2014, by and between Berkshire Hills Bancorp, Inc. and Glenn S. Welch (7)
10.2*	Executive Compensation Proposal dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Luke D. Kettles (7)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer (filed herewith)
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Net Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on December 22, 2012.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 4, 2014.

*	Denotes management compensation plan or contract.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: November 10, 2014	/s/ Glenn S. Welch

Glenn S. Welch
Chief Executive Officer and President

Date: November 10, 2014	/s/ Tara G. Corthell

Tara G. Corthell
Chief Financial Officer and Treasurer