Form 10-Q
period 2014-12-31
Hampden Bancorp, Inc.
filed 2015-02-06
CIK 1375320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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

As of February 4, 2015 there were 5,554,440 shares of the registrant’s common stock outstanding.

HAMPDEN BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HAMPDEN BANCORP, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item I: Financial Statements of Hampden Bancorp, Inc. and Subsidiaries

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

ASSETS
	December 31,	June 30,
	2014	2014
Cash and due from banks	$9,234	$9,437
Federal funds sold and other short-term investments	14,567	3,230
Cash and cash equivalents	23,801	12,667

Securities available for sale, at fair value	130,844	133,936
Securities held to maturity, at cost	7,371	9,302
Federal Home Loan Bank of Boston stock, at cost	6,949	6,648
Loans held for sale	1,281	330
Loans, net of allowance for loan losses of $5,794 at December 31, 2014 and $5,651 at June 30, 2014	509,845	507,635
Other real estate owned	502	309
Premises and equipment, net	4,591	4,668
Accrued interest receivable	1,708	1,688
Deferred tax asset, net	4,156	4,182
Bank-owned life insurance	17,708	17,459
Other assets	2,345	2,673
Total assets	$711,101	$701,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$406,262	$407,508
Non-interest bearing deposits	82,630	84,224
Total deposits	488,892	491,732

Short-term borrowings	12,000	4,000
Long-term debt	118,803	112,446
Mortgagors' escrow accounts	1,176	1,184
Accrued expenses and other liabilities	4,508	4,976
Total liabilities	625,379	614,338
Commitments and contingencies (Notes 1 and 5)
Preferred stock ($.01 par value, 5,000,000 shares authorized, none issued or outstanding)	—	—
Common stock ($.01 par value, 25,000,000 shares authorized; 8,082,254 issued at December 31, 2014 and 8,034,027 issued at June 30, 2014; 5,541,004 outstanding at December 31, 2014 and 5,651,130 outstanding at June 30, 2014)	80	80
Additional paid-in capital	80,908	80,389
Unearned compensation - ESOP (296,798 shares unallocated at December 31, 2014 and 317,998 shares unallocated at June 30, 2014)	(2,968)	(3,180)
Unearned compensation - equity incentive plan	(5)	(8)
Retained earnings	38,201	37,697
Accumulated other comprehensive income	181	158
Treasury stock, at cost (2,541,250 shares at December 31, 2014 and 2,382,897 shares at June 30, 2014)	(30,675)	(27,977)
Total stockholders' equity	85,722	87,159
Total liabilities and stockholders' equity	$711,101	$701,497

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$5,810	$5,728	$11,734	$11,237
Debt securities:
Taxable	618	673	1,254	1,291
Tax-exempt	24	12	49	17
Dividends	26	6	52	10
Federal funds sold and other short-term investments	8	9	12	22
Total interest and dividend income	6,486	6,428	13,101	12,577

Interest expense:
Deposits	726	745	1,458	1,547
Borrowings:
Short-term	11	10	23	19
Long-term	544	576	1,084	1,026
Total interest expense	1,281	1,331	2,565	2,592

Net interest income	5,205	5,097	10,536	9,985
Provision for loan losses	—	150	150	250
Net interest income, after provision for loan losses	5,205	4,947	10,386	9,735

Non-interest income:
Customer service fees	545	560	1,095	1,130
Gain on sales of loans, net	103	100	219	185
Increase in cash surrender value of bank-owned life insurance	124	129	249	260
Other	84	122	263	439
Total non-interest income	856	911	1,826	2,014

Non-interest expense:
Salaries and employee benefits	2,485	2,278	4,968	4,499
Occupancy and equipment	444	467	884	930
Data processing services	255	212	530	414
Advertising	183	112	265	256
Net (gain) loss on other real estate owned	9	15	(36)	19
FDIC insurance and assessment	98	99	188	196
Professional fees	1,462	590	1,818	950
Other general and administrative	596	487	1,236	1,001
Total non-interest expense	5,532	4,260	9,853	8,265

Income before income taxes	529	1,598	2,359	3,484
Income tax provision	359	577	1,017	1,256
Net income	$170	$1,021	$1,342	$2,228

Earnings per share:
Basic	$0.03	$0.19	$0.26	$0.42
Diluted	$0.03	$0.19	$0.25	$0.41

Weighted average shares outstanding:
Basic	5,209,693	5,300,289	5,262,145	5,287,594
Diluted	5,343,116	5,443,078	5,392,725	5,422,530

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$170	$1,021	$1,342	$2,228
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	439	(411)	49	(1,404)
Tax effect	158	(148)	26	(506)
Other comprehensive income (loss), net-of-tax	281	(263)	23	(898)
Comprehensive income	$451	$758	1,365	1,330

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

			Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan		Accumulated Other Comprehensive Income (Loss)
	Common Stock					Retained Earnings		Treasury Stock
	Shares	Amount							Total
Balance at June 30, 2013	5,629,099	$80	$79,926	$(3,604)	$(16)	$34,450	$346	$(27,523)	$83,659
Comprehensive income	—	—	—	—	—	2,228	(898)	—	1,330
Issuance of common stock for exercise of stock options	37,631	—	163	—	—	—	—	—	163
Cash dividends paid ($0.12 per share)	—	—	—	—	—	(632)	—	—	(632)
Common stock repurchased	(17,882)	—	—	—	—	—	—	(274)	(274)
Stock-based compensation	—	—	18	—	4	—	—	—	22
Tax benefit from Equity Incentive Plan vesting	—	—	1	—	—	—	—	—	1
ESOP shares allocated or committed to be allocated (21,200 shares)	—	—	133	212	—	—	—	—	345
Balance at December 31, 2013	5,648,848	$80	$80,241	$(3,392)	$(12)	$36,046	$(552)	$(27,797)	$84,614

Balance at June 30, 2014	5,651,130	$80	$80,389	$(3,180)	$(8)	$37,697	$158	$(27,977)	$87,159
Comprehensive income	—	—	—	—	—	1,342	23	—	1,365
Issuance of common stock for exercise of stock options	48,227	—	327	—	—	—	—	—	327
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(838)	—	—	(838)
Common stock repurchased	(158,353)	—	—	—	—	—	—	(2,698)	(2,698)
Stock-based compensation	—	—	22	—	3	—	—	—	25
Tax benefit from Equity Incentive Plan vesting	—	—	1	—	—	—	—	—	1
ESOP shares allocated or committed to be allocated (21,200 shares)	—	—	169	212	—	—	—	—	381
Balance at December 31, 2014	5,541,004	$80	$80,908	$(2,968)	$(5)	$38,201	$181	$(30,675)	$85,722

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,342	$2,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	250
Changes in fair value of mortgage servicing rights	15	(68)
Net amortization of securities premiums	153	221
Depreciation and amortization	389	353
Loans originated for sale	(13,793)	(11,108)
Proceeds from loan sales	13,061	11,914
Gain on sales of loans, net	(219)	(185)
Net (gain) loss on other real estate owned	(36)	19
Increase in cash surrender value of bank-owned life insurance	(249)	(260)
Deferred tax provision	—	1
Employee Stock Ownership Plan expense	381	345
Stock-based compensation	25	22
Tax benefit from Equity Incentive Plan vesting	(1)	(1)
Net change in:
Accrued interest receivable	(20)	(9)
Other assets	313	(46)
Accrued expenses and other liabilities	(468)	(1,343)
Net cash provided by operating activities	1,043	2,333

Cash flows from investing activities: Activity in available-for-sale securities:
Maturities and calls	5,505	800
Principal payments	13,301	16,612
Purchases	(13,887)	(22,814)
Purchase of loans	(1,905)	(2,640)
Net loan originations	(921)	(44,529)
Proceeds from sales of other real estate owned	309	389
Purchase of Federal Home Loan Bank stock	(301)	(1,669)
Purchase of premises and equipment	(311)	(181)
Net cash provided (used) by investing activities	1,790	(54,032)

(continued)

See accompanying notes to unaudited consolidated financial statements.

HAMPDEN BANCORP, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Concluded)
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013

Cash flows from financing activities:
Net change in deposits	(2,840)	2,341
Net change in short-term borrowings	8,000	17,500
Proceeds from issuance of long-term debt	20,000	38,131
Repayment of long-term debt	(13,643)	(16,249)
Net change in mortgagors' escrow accounts	(8)	42
Tax benefit from Equity Incentive Plan vesting	1	1
Issuance of common stock for exercise of stock options	327	163
Repurchase of common stock	(2,698)	(274)
Payment of dividends on common stock	(838)	(632)
Net cash provided by financing activities	8,301	41,023

Net change in cash and cash equivalents	11,134	(10,676)

Cash and cash equivalents at beginning of period	12,667	25,618

Cash and cash equivalents at end of period	$23,801	$14,942

Supplemental cash flow information:
Interest paid on deposits	$1,458	$1,547
Interest paid on borrowings	1,098	1,053
Income taxes paid	1,690	1,220
Transfers from loans to other real estate owned	466	461

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim periods ended December 31, 2014 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2014 included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on September 12, 2014.

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

On November 3, 2014, the board of directors of the Company unanimously approved a merger agreement between the Company and Berkshire Hills Bancorp, Inc. ("Berkshire Hills"). The Company is holding a special meeting on Thursday, March 12, 2015 at 10:00 a.m., Eastern Time, at the Sheraton Springfield Monarch Place Hotel, Springfield, Massachusetts 01144, for its stockholders of record on January 29, 2015, to vote on the proposals necessary to complete the merger. If the merger agreement is approved and the merger is subsequently completed, the Company will merge with and into Berkshire Hills, the Company's separate corporate existence will thereupon cease and Berkshire Hills will continue as the surviving corporation. The expenses associated with this merger totaled $695,000 for the six months ended December 31, 2014.

Under the terms of the merger agreement, each outstanding share of the Company's common stock will be converted into the right to receive 0.81 shares of Berkshire Hills' common stock. Berkshire Hills' common stock is listed on the New York Stock Exchange under the symbol ‘‘BHLB.’’ Completion of the merger is subject to the receipt of regulatory approvals and the approval of the stockholders of the Company, as well as customary conditions.

2. Recent Accounting Pronouncements

     In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company does not believe this ASU will have a material effect on the Company's consolidated financial statements for the interim and annual periods other than the additional disclosures required.

3. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released.

Earnings per common share have been computed based upon the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income available to common stock (in thousands)	$170	$1,021	$1,342	$2,228

Average number of shares issued	8,052,517	8,020,607	8,043,998	8,012,352
Less: average unallocated ESOP shares	(303,763)	(346,159)	(309,081)	(351,477)
Less: average treasury stock	(2,537,261)	(2,371,759)	(2,470,851)	(2,370,760)
Less: average unvested restricted stock awards	(1,800)	(2,400)	(1,921)	(2,521)
Average number of basic shares outstanding	5,209,693	5,300,289	5,262,145	5,287,594

Plus: dilutive unvested restricted stock awards	1,269	1,380	1,329	1,427
Plus: dilutive stock option shares	132,154	141,409	129,251	133,509
Average number of diluted shares outstanding	5,343,116	5,443,078	5,392,725	5,422,530

Basic earnings per share	$0.03	$0.19	$0.26	$0.42
Diluted earnings per share	$0.03	$0.19	$0.25	$0.41

4. Dividends

     On November 4, 2014, the Company declared a cash dividend of $0.08 per common share which was paid on November 28, 2014 to stockholders of record as of the close of business on November 14, 2014.

On February 3, 2014, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per common share. The dividend will be paid on February 27, 2014 to shareholders of record as of February 13, 2014.

5.   Loan Commitments

Outstanding loan commitments totaled $124.6 million at December 31, 2014 and $134.1 million at June 30, 2014. Loan commitments primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity, business and other lines of credit, and unused portions of construction loans.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2014 and June 30, 2014 were not material.

The Company does not measure any liabilities at fair value on either a recurring or non-recurring basis.

The following table presents the balances of assets measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2014	(In Thousands)
Securities available for sale:
Debt securities	$—	$130,765	$—	$130,765
Marketable equity securities	79	—	—	79
Mortgage servicing rights	—	—	856	856
Total	$79	$130,765	$856	$131,700

June 30, 2014
Securities available for sale:
Debt securities	$—	$133,857	$—	$133,857
Marketable equity securities	79	—	—	79
Mortgage servicing rights	—	—	792	792
Total	$79	$133,857	$792	$134,728

The table below presents, for the three and six months ended December 31, 2014 and 2013, the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Mortgage Servicing Rights
	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In Thousands)
Beginning balance	$870	$830	$792	$654
Changes in fair value	(53)	(76)	(15)	68
Capitalized servicing assets	39	29	79	61
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$856	$783	$856	$783

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the carrying value of the related individual assets as of December 31, 2014 and June 30, 2014, all classified in Level 3 fair value hierarchy:

	December 31,	June 30,
	2014	2014
	(In Thousands)
Impaired loans	$455	$461
Other real estate owned ("OREO")	502	309
Total	$957	$770

During the six months ended December 31, 2014 and 2013 there were no transfers between Levels 1, 2, or 3.

The amount of impaired loans represents the carrying value of loans that include adjustments which are based on the estimated fair value of the underlying collateral. The fair value of collateral used by the Company represents the current tax assessed value, discounted by 20%. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, as well as relevant legal, physical and economic factors. If the impaired loan is being actively marketed, the Company uses the realtor’s market analysis or listing price discounted by 10% and less 5% for realtor commission, instead of the tax assessment. The Company had a $592,000 and a $641,000 loss on impaired loans for the three and six months ended December 31, 2014, respectively. There was no gain or loss for the three and six months ended December 31, 2013. Any resulting losses are recognized in earnings through the provision for loan losses. The Company charges off any collateral shortfall on collateral dependent impaired loans.

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. The Company had a $9,000 loss on OREO for the three months ended December 31, 2014 and a $36,000 gain on OREO for the six months ended December 31, 2014. The Company had a $15,000 and a $19,000 loss on OREO for the three and six months ended December 31, 2013, respectively.

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

	Carrying Amount	Fair Value
December 31, 2014		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,801	$23,801	$—	$—	$23,801
Securities available for sale	130,844	79	130,765	—	130,844
Securities held to maturity	7,371	—	—	7,371	7,371
Federal Home Loan Bank stock	6,949	—	—	6,949	6,949
Loans held for sale	1,281	—	1,281	—	1,281
Loans, net	509,845	—	—	516,233	516,233
Accrued interest receivable	1,708	—	—	1,708	1,708
Mortgage servicing rights (1)	856	—	—	856	856

Financial liabilities:
Deposits	488,892	—	—	496,672	496,672
Short-term borrowings	12,000	—	12,000	—	12,000
Long-term debt	118,803	—	120,144	—	120,144
Mortgagors' escrow accounts	1,176	—	—	1,176	1,176

June 30, 2014
Financial assets:
Cash and cash equivalents	$12,667	$12,667	$—	$—	$12,667
Securities available for sale	133,936	79	133,857	—	133,936
Securities held to maturity	9,302	—	—	9,302	9,302
Federal Home Loan Bank stock	6,648	—	—	6,648	6,648
Loans held for sale	330	—	330	—	330
Loans, net	507,635	—	—	513,765	513,765
Accrued interest receivable	1,688	—	—	1,688	1,688
Mortgage servicing rights (1)	792	—	—	792	792

Financial liabilities:
Deposits	491,732	—	—	493,500	493,500
Short-term borrowings	4,000	—	4,000	—	4,000
Long-term debt	112,446	—	113,823	—	113,823
Mortgagors' escrow accounts	1,184	—	—	1,184	1,184
 (1) Included in other assets

7. Investment Securities

The amortized cost and estimated fair value of the Company's investment securities, with gross unrealized gains and losses, follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Debt securities:
Corporate bonds	$3,021	$38	$—	$3,059
Residential mortgage-backed securities:
Agency	125,977	1,561	(1,343)	126,195
Non-agency	1,513	6	(8)	1,511
Total debt securities	130,511	1,605	(1,351)	130,765
Marketable equity securities	51	28	—	79
Total securities available for sale	$130,562	$1,633	$(1,351)	$130,844

Held to Maturity
Municipal bonds	$7,371	$—	$—	$7,371
Total securities held to maturity	$7,371	$—	$—	$7,371

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Debt securities:
Corporate bonds	$3,026	$60	$—	$3,086
Residential mortgage-backed securities:
Agency	128,938	1,629	(1,494)	129,073
Non-agency	1,688	15	(5)	1,698
Total debt securities	133,652	1,704	(1,499)	133,857
Marketable equity securities	51	28	—	79
Total securities available for sale	$133,703	$1,732	$(1,499)	$133,936

Held to Maturity
Municipal bonds	$9,302	$—	$—	$9,302
Total securities held to maturity	$9,302	$—	$—	$9,302

Residential mortgage-backed agency securities are mortgage-backed securities that have been issued by the federal government or its agencies or government-sponsored enterprises. Residential mortgage-backed non-agency securities are mortgage-backed securities that have been issued by private mortgage originators.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2014 are set forth below. Expected maturities will differ from contractual maturities because the issuer may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Within 1 year	$999	$1,004	$4,697	$4,697
After 1 year but within 5 years	2,022	2,055	1,742	1,742
After 5 years but within 10 years	—	—	932	932
Total bonds, obligations, and municipals	3,021	3,059	7,371	7,371
Residential mortgage-backed securities:
Agency	125,977	126,195	—	—
Non-agency	1,513	1,511	—	—
Total debt securities	$130,511	$130,765	$7,371	$7,371

Information pertaining to securities with gross unrealized losses at December 31, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2014:
Residential mortgage-backed securities:
Agency	$—	$—	$1,343	$67,249	$1,343	$67,249
Non-agency	—	—	8	818	8	818
	$—	$—	$1,351	$68,067	$1,351	$68,067
June 30, 2014:
Residential mortgage-backed securities:
Agency	$38	$7,357	$1,456	$51,094	$1,494	$58,451
Non-agency	1	143	4	234	5	377
	$39	$7,500	$1,460	$51,328	$1,499	$58,828

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment (“OTTI”). There was no impairment charge recognized for the six months ended December 31, 2014 and 2013.

     At December 31, 2014, 52 debt securities had unrealized losses with an aggregate depreciation of 2.0% from the Company's amortized cost basis. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. The unrealized losses in residential mortgage-backed securities were primarily caused by interest rate changes. As management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary. At December 31, 2014, ten securities issued by private mortgage originators had unrealized losses. Such securities had an amortized cost of $826,000 and a fair value of $818,000. All of these investments are “Senior” Class tranches and have underlying credit enhancement. These securities were originated in the period 2002-2005 and are performing in accordance with contractual terms. Management estimates the loss projections for each security by evaluating the industry rating, amount of delinquencies, amount of foreclosure, amount of other real estate owned, average credit scores, average amortized loan to value and credit enhancement. Based on this review, management determined that no OTTI existed as of December 31, 2014.

8. Loans

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total loan portfolio at the dates indicated.

	December 31, 2014		June 30, 2014
	Amount	Percent	Amount	Percent	Change	% Change
	(Dollars In Thousands)
Mortgage loans on real estate:
One- to four-family	$106,993	20.85%	$107,498	21.05%	$(505)	(0.5)%
Commercial	207,393	40.42%	200,750	39.31%	6,643	3.3%
Home equity:
First lien	34,904	6.80%	36,299	7.11%	(1,395)	(3.8)%
Second lien	42,440	8.27%	39,845	7.80%	2,595	6.5%
Construction:
Residential	2,434	0.47%	3,807	0.75%	(1,373)	(36.1)%
Commercial	34,707	6.77%	36,189	7.09%	(1,482)	(4.1)%
Total mortgage loans on real estate	428,871	83.60%	424,388	83.11%	4,483	1.1%
Other loans:
Commercial	53,160	10.36%	54,756	10.72%	(1,596)	(2.9)%
Consumer:
Manufactured homes	22,125	4.31%	21,766	4.26%	359	1.6%
Automobile and other secured loans	5,949	1.16%	7,172	1.40%	(1,223)	(17.1)%
Other	2,928	0.57%	2,566	0.50%	362	14.1%
Total other loans	84,162	16.40%	86,260	16.89%	(2,098)	(2.4)%
Total loans	513,033	100.00%	510,648	100.00%

Net deferred loan costs	2,606		2,638
Allowance for loan losses	(5,794)		(5,651)
Total loans, net	$509,845		$507,635

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans are generally placed on non-accrual status either when there is reasonable doubt as to the full collection of payments or when the loans become 90 days past due, unless an evaluation clearly indicates that the loan is well secured and in the process of collection. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, adjusted for market conditions and selling expenses, if the loan is collateral dependent.

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

General Allocation

The general allocation is determined by segregating the remaining loans by type of loan and payment history. Consideration is given to historical loss experience and qualitative factors such as delinquency trends, changes in underwriting standards or lending policies, procedures and practices, experience and depth of management and lending staff, and general economic conditions. This analysis establishes loss factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses that have been established which could have a material negative effect on financial results. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended December 31, 2014.

On a quarterly basis, management’s Loan Review Committee ("the Committee") reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process specific loans with risk ratings of six (special mention) or higher are analyzed to determine their potential risk of loss. This process concentrates on watch list, non-accrual and classified loans. Any loan determined to be impaired is evaluated for potential loss exposure. Any shortfall results in a charge-off if the likelihood of loss is evaluated as probable. The Company’s policy for charging off uncollectible loans is based on an analysis of the financial condition of the borrower and/or the collateral value. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value, discounted cash flow valuation or other available information.

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

Commercial real estate - Loans in these segments are primarily income-producing properties throughout Massachusetts and Connecticut. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy, as evidenced by increased vacancy rates, which in turn will have an effect on the credit quality in this segment. Management requires annual borrower financial statements, obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Commercial construction loans - Loans in this segment primarily include construction to permanent non-speculative real estate loans. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy, which in turn will have an effect on the credit quality in this segment.

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

The following tables present the Company’s loans by risk rating at December 31, 2014 and June 30, 2014:

December 31, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$103,480	$194,219	$34,878	$42,294	$2,434	$32,050
Loans rated 6	489	9,505	—	25	—	2,657
Loans rated 7	2,929	3,669	26	121	—	—
Loans rated 8	95	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—
	$106,993	$207,393	$34,904	$42,440	$2,434	$34,707
	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$48,666	$21,809	$5,949	$2,924	$488,703
Loans rated 6	920	25	—	—	13,621
Loans rated 7	2,962	121	—	—	9,828
Loans rated 8	612	127	—	1	835
Loans rated 9	—	43	—	3	46
	$53,160	$22,125	$5,949	$2,928	$513,033

June 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction
	(In Thousands)
Loans rated 1-5	$104,221	$184,317	$36,299	$39,688	$3,807	$36,189
Loans rated 6	523	12,447	—	7	—	—
Loans rated 7	2,608	3,986	—	150	—	—
Loans rated 8	146	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—
	$107,498	$200,750	$36,299	$39,845	$3,807	$36,189
	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Loans rated 1-5	$49,874	$21,342	$7,172	$2,564	$485,473
Loans rated 6	533	160	—	1	13,671
Loans rated 7	4,349	59	—	1	11,153
Loans rated 8	—	205	—	—	351
Loans rated 9	—	—	—	—	—
	$54,756	$21,766	$7,172	$2,566	$510,648

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

The following are summaries of past due and non-accrual loans as of December 31, 2014 and June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
December 31, 2014	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$1,267	$334	$2,356	$3,957	$2,842
Commercial	—	—	100	100	100
Home equity:
First lien	26	—	—	26	—
Second lien	97	10	—	107	111
Commercial	7	123	2,112	2,242	2,112
Consumer:
Manufactured homes	577	80	236	893	270
Other	70	1	—	71	—
Total	$2,044	$548	$4,804	$7,396	$5,435

June 30, 2014
Mortgage loans on real estate:
One- to four-family	$607	$236	$2,437	$3,280	$2,755
Commercial	583	—	—	583	534
Home equity:
Second lien	159	—	111	270	150
Commercial	—	—	1,500	1,500	1,500
Consumer:
Manufactured homes	304	27	240	571	240
Other	12	1	—	13	—
Total	$1,665	$264	$4,288	$6,217	$5,179

At December 31, 2014 and June 30, 2014, there were no loans 90 days or greater past due and still accruing.

The following are summaries of impaired loans:

	December 31, 2014			June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Impaired loans without a valuation allowance:
Mortgage loans on real estate:
One- to four-family	$2,842	$3,232	$—	$2,755	$2,814	$—
Commercial	2,526	2,556	—	3,147	3,147	—
Commercial construction	271	271	—	—	—	—
Home equity:
Second lien	111	138	—	150	170	—
Other loans:
Commercial	2,333	2,538	—	2,952	2,952	—
Manufactured homes	270	295	—	239	275	—
Consumer other	—	—	—	—	—	—
Total	8,353	9,030	—	9,243	9,358	—
Impaired loans with a valuation allowance:
Mortgage loans on real estate:
Commercial	530	530	9	537	537	11
Other loans:
Commercial	448	448	75	—	—	—
Total	978	978	84	537	537	11
Total impaired loans	$9,331	$10,008	$84	$9,780	$9,895	$11

  Information pertaining to impaired loans for the three and six months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$2,931	$17	$17	$946	$18	$12
Commercial	3,353	36	—	6,192	53	53
Home equity:
Second lien	115	2	2	238	2	1
Construction:
Commercial	273	5	—	—	—	—
Commercial	2,670	14	8	4,610	71	35
Consumer:
Manufactured homes	272	—	—	60	1	—
Other	—	—	—	—	—	—
Total loans	$9,614	$74	$27	$12,046	$145	$101

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	Average	Interest Income		Average	Interest Income
	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis	Recorded Investment on Impaired Loans	Recognized	Recognized on a Cash Basis
	(In Thousands)
Mortgage loans on real estate:
One- to four-family	$2,967	$31	$31	$1,099	$35	$26
Commercial	3,369	69	—	6,851	106	106
Home equity:
Second lien	119	5	5	271	4	3
Construction:
Commercial	276	9	—	—	—	—
Commercial	2,738	38	25	4,720	139	71
Consumer:
Manufactured homes	274	4	4	74	3	—
Other	—	—	—	—	—	—
Total loans	$9,743	$156	$65	$13,015	$287	$206

At December 31, 2014, the Company had one impaired loan that had $129,000 committed to be advanced. The $9.3 million of impaired loans as of December 31, 2014 includes $5.4 million of non-accrual loans and $3.7 million of accruing TDR loans. The remaining $233,000 of impaired loans, all of which are current with payments, are loans that the Company believes, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Of the $9.3 million of impaired loans, $3.9 million, or 42%, are current with all payment terms. As of June 30, 2014, the $9.8 million of impaired loans included $5.2 million of non-accrual loans and $4.6 million of accruing TDRs. Of the $9.8 million of impaired loans, $4.6 million, or 47%, were current with all payment terms as of June 30, 2014.

     The Company had no new TDRs during the three and six months ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, there were no TDRs that were restructured within the previous twelve months that had any payment defaults.

Information pertaining to activity in the allowance for loan losses for the three and six months ended December 31, 2014 and 2013, is as follows:

	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
	(In Thousands)
Three Months Ended December 31, 2014
Balance at September 30, 2014	$831	$2,416	$238	$331	$32	$472	$868	$518	$30	$33	$5,769
Charge-offs	(166)	(148)	—	(37)	—	—	(205)	(31)	—	(5)	(592)
Recoveries	—	—	—	—	—	—	617	—	—	—	617
Provision (credit)	132	180	(18)	25	(12)	(6)	(320)	21	(5)	3	—
Balance at December 31, 2014	$797	$2,448	$220	$319	$20	$466	$960	$508	$25	$31	$5,794

Three Months Ended December 31, 2013
Balance at June 30, 2013	$762	$2,301	$234	$302	$33	$315	$1,066	$396	$34	$34	$5,477
Charge-offs	(98)	(17)	—	—	—	—	—	(34)	(1)	—	(150)
Recoveries	—	—	2	—	—	—	13	—	—	—	15
Provision (credit)	25	76	—	—	—	—	—	49	—	—	150
Balance at December 31, 2013	$689	$2,360	$236	$302	$33	$315	$1,079	$411	$33	$34	$5,492

Six Months Ended December 31, 2014
Balance at June 30, 2014	$697	$2,288	$204	$268	$30	$472	$1,216	$417	$30	$29	$5,651
Charge-offs	(198)	(148)	—	(38)	—	—	(205)	(44)	—	(8)	(641)
Recoveries	—	—	—	—	—	—	630	—	4	—	634
Provision (credit)	298	308	16	89	(10)	(6)	(681)	135	(9)	10	150
Balance at December 31, 2014	$797	$2,448	$220	$319	$20	$466	$960	$508	$25	$31	$5,794

Six Months Ended December 31, 2013
Balance at June 30, 2013	$762	$2,215	$233	$302	$33	$315	$1,065	$432	$34	$23	$5,414
Charge-offs	(98)	(20)	—	—	—	—	—	(81)	(1)	—	(200)
Recoveries	—	—	3	—	—	—	14	—	—	11	28
Provision (credit)	25	165	—	—	—	—	—	60	—	—	250
Balance at December 31, 2013	$689	$2,360	$236	$302	$33	$315	$1,079	$411	$33	$34	$5,492

Information pertaining to the allowance for loan losses and recorded investment in loans at December 31, 2014, and June 30, 2014 are as follows:

	At December 31, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Impaired loans	$—	$9	$—	$—	$—	$—	$75	$—	$—	$—	$84
Non-impaired loans	797	2,439	220	319	20	466	885	508	25	31	5,710
Total allowance for loan losses	$797	$2,448	$220	$319	$20	$466	$960	$508	$25	$31	$5,794
Loans:
Impaired loans	$2,842	$3,056	$—	$111	$—	$271	$2,781	$270	$—	$—	$9,331
Non-impaired loans	104,151	204,337	34,904	42,329	2,434	34,436	50,379	21,855	5,949	2,928	503,702
Total loans	$106,993	$207,393	$34,904	$42,440	$2,434	$34,707	$53,160	$22,125	$5,949	$2,928	$513,033

	At June 30, 2014
	One- to Four-Family	Commercial Real Estate	Home Equity First Lien	Home Equity Second Lien	Residential Construction	Commercial Construction	Commercial	Manufactured Homes	Automobile and Other Secured Loans	Other Consumer	Total
Allowance:	(In Thousands)
Impaired loans	$—	$11	$—	$—	$—	$—	$—	$—	$—	$—	$11
Non-impaired loans	697	2,277	204	268	30	472	1,216	417	30	29	5,640
Total allowance for loan losses	$697	$2,288	$204	$268	$30	$472	$1,216	$417	$30	$29	$5,651
Loans:
Impaired loans	$2,755	$3,684	$—	$150	$—	$—	$2,952	$239	$—	$—	$9,780
Non-impaired loans	104,743	197,066	36,299	39,695	3,807	36,189	51,804	21,527	7,172	2,566	500,868
Total loans	$107,498	$200,750	$36,299	$39,845	$3,807	$36,189	$54,756	$21,766	$7,172	$2,566	$510,648

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2014 and June 30, 2014, the Company was servicing loans for participants aggregating $41.3 million and $34.4 million, respectively.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section is intended to help investors understand the financial performance of Hampden Bancorp, Inc. and its subsidiaries, through a discussion of the factors affecting our financial condition at December 31, 2014 and June 30, 2014 and our consolidated results of operations for the three months ended December 31, 2014 and 2013, and should be read in conjunction with the Company’s unaudited consolidated interim financial statements and notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like "believe", "expect", "anticipate", "estimate", and "intend" or future or conditional verbs such as "will", "would", "should", "could", or "may." Certain factors that could have a material adverse effect on the operations of Hampden Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality and composition of our loan or investment portfolio, demand for financial services in our market area, changes in real estate values in our market area, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Hampden Bank, and changes in relevant accounting principles and guidelines. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this the Quarterly Report on Form 10-Q, as well as in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, including the section titled Item 1A -“Risk Factors”. You should carefully review those factors and also carefully review the risks outlined in other documents that the Company files from time to time with the SEC. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Judgment and Uncertainties. The qualitative factors are assessed based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are described in Note 8 to the Company's accompanying unaudited consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Total Assets. The Company’s total assets increased $9.6 million, or 1.4%, from $701.5 million at June 30, 2014 to $711.1 million at December 31, 2014. Net loans, including loans held for sale, increased $3.2 million, or 0.6%, from $508.0 million at June 30, 2014 to $511.1 million at December 31, 2014. Investment securities decreased $5.0 million, or 3.5%, to $138.2 million and cash and cash equivalents increased $11.1 million, or 87.9%, to $23.8 million at December 31, 2014.

Investment Activities. The composition and fair value of the Company’s investment portfolio is included in Note 7 to the Company’s accompanying unaudited consolidated financial statements. Current period purchases of municipal bonds were partially offset by the principal payments and unrealized losses on residential mortgage-backed securities during the three months ended December 31, 2014.

Net Loans. The composition of the Company’s loan portfolio is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements. Net loans, including loans held for sale, increased $3.2 million, or 0.6%, to $511.1 million at December 31, 2014. The increase in loans is due to an increase of $6.6 million, or 3.3% in commercial real estate loans, an increase of $2.6 million, or 6.5% in home equity second lien loans and an increase of $1.0 million, in loans held for sale. These increases are partially offset by a decrease of $1.5 million, or 4.1% in commercial construction loans, a decrease of $1.4 million in residential construction loans, a decrease of $1.6 million, or 2.9%, in commercial loans, a decrease of $1.4 million in home equity first lien loans and a decrease of $1.2 million in automobile and other secured consumer loans. The Company’s strategy continues to be focused on obtaining commercial loans.

During the origination of fixed rate mortgages, each loan is analyzed to determine if the loan will be sold into the secondary market or held in portfolio. The Company retains servicing for loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amount outstanding for providing these services. Loans which the Company originates to the standards of the buyer, which may differ from the Company’s underwriting standards, are generally sold to a third party along with the servicing rights without recourse. For the six months ended December 31, 2014, loans sold totaled $13.1 million. Of the $13.1 million of loans sold, $5.3 million were sold on a servicing-released basis and $7.8 million were sold on a servicing-retained basis.

Non-Performing Assets. The following table sets forth the amounts of our non-performing assets at the dates indicated. The categories of our non-performing loans are included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	At December 31,	At June 30,
	2014	2014
	(Dollars in Thousands)
Mortgage loans on real estate:
One- to four-family	$2,842	$2,755
Commercial	100	534
Home equity:
First lien	—	—
Second lien	111	150
Commercial	2,112	1,500
Consumer:
Manufactured homes	270	240
Automobile and other secured loans	—	—
Other	—	—
Total non-performing loans	5,435	5,179
Other real estate owned	502	309
Total non-performing assets	$5,937	$5,488

Performing troubled debt restructurings, not reported above	$3,724	$4,601

Ratios:
Non-performing loans to total loans	1.06%	1.01%
Non-performing assets to total assets	0.83%	0.78%

Generally, loans are placed on non-accrual status either when reasonable doubt exists as to the full collection of interest and principal or when a loan becomes 90 days past due, unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loans. From June 30, 2014 to December 31, 2014, commercial non-performing loans have increased $612,000; residential mortgage non-performing loans have increased $87,000; consumer, including home equity and manufactured homes, non-performing loans have decreased $9,000 and commercial real estate non-performing loans have increased $434,000. At December 31, 2014, the Company had eleven TDRs totaling $4.5 million, of which $882,000 are on non-accrual status. All loans that are modified and a concession granted by the Company in light of the borrower’s financial difficulty are considered a TDR and are classified as impaired loans by the Company. The interest income recorded from these loans amounted to $63,000 and $124,000, for the three and six months ended December 31, 2014, respectively. At June 30, 2014, the Company had twelve TDRs consisting of commercial and mortgage loans totaling $5.1 million, of which $534,000 were on non-accrual status. The interest income recorded from the restructured loans amounted to $276,000 for the year ended June 30, 2014.

As of December 31, 2014, loans on non-accrual status totaled $5.4 million, which consisted of $4.7 million in loans that were 90 days or greater past due, $113,000 in loans that are 31-89 days past due and $598,000 in loans that are current or less than 30 days past due. It is the Company’s policy to keep loans on non-accrual status subsequent to becoming current until the borrower can demonstrate its ability to make payments according to its loan terms for six months. As of December 31, 2014, there were no commercial real estate non-accrual loans less than 90 days past due. One- to four-family residential non-accrual loans less than 90 days past due were $487,000, commercial non-accrual loans less than 90 days past due were $80,000, manufactured homes non-accrual less than 90 days past due were $34,000 and home equity second lien non-accrual loans less than 90 days past due were $110,000. All non-accrual loans, TDRs, and loans with risk ratings of six or higher are assessed by the Company for impairment.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, the collateral, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of collateral if the loan is collateral dependent and any change in present value is recorded within the provision for loan loss. Impaired loans decreased to $9.3 million at December 31, 2014 from $9.8 million at June 30, 2014. The Company established specific reserves aggregating $84,000 and $11,000 for impaired loans at December 31, 2014 and June 30, 2014, respectively. As of December 31, 2014, such reserves relate to two impaired loan relationships with a total carrying value of $530,000, and are based on management’s analysis of the expected cash flows for troubled debt restructurings.

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

The Company classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management, or its designee, inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2014, the Company had five properties with a carrying value of $502,000 classified as OREO. Four properties were manufactured homes and the remaining property was a commercial real estate property.

Allowance for Loan Losses. The following table sets forth ratios relating to the Company’s allowance for loan losses for the periods indicated. The activity in the Company’s allowance for loan losses is included in Note 8 to the Company’s accompanying unaudited consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.01)%	0.03%	—%	0.04%
Allowance for loan losses to non-performing loans at end of period	106.61%	184.92%	106.61%	184.92%
Allowance for loan losses to total loans at end of period	1.13%	1.10%	1.13%	1.10%

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

When calculating the general allowance component of the allowance for loan losses, the Company analyzes the trend in delinquencies, among other things, as further described in Note 8 to the accompanying unaudited consolidated financial statements. If there is an increase in the amount of delinquent loans in a particular loan category, this may cause the Company to increase the general allowance requirement for that loan category. A partial charge-off on a non-performing loan will decrease the amount of non-performing and impaired loans, as well as any specific allowance requirement that loan may have had. This will also decrease our allowance for loan losses, as well as our allowance for loan losses to non-performing loans ratio and our allowance for loan losses to total loans ratio. The Company incorporates historical charge-offs, including the greater of charge-offs recognized in the current quarter, which are annualized, or projected annual charge-offs when calculating the general allowance component of the allowance for loan losses.

Loan Servicing. In the ordinary course of business, the Company sells residential real estate loans to the secondary market. The Company retains servicing on certain loans sold and earns servicing fees of 0.25% per annum based on the monthly outstanding balance of the loans serviced. The Company recognizes servicing assets each time it undertakes an obligation to service loans sold. The Company’s mortgage servicing asset valuation is performed on a quarterly basis by an independent third party, using a statistical valuation model representing the projection into the future of a single interest rate/market environment. The projected cash flows are then discounted back to present value. Discount rates, estimate of servicing costs and ancillary income, estimates of float earnings rates and delinquency information as well as an estimate of prepayments are used to calculate the value of the mortgage servicing asset. For the six months ended December 31, 2014, the increase in the fair market value of mortgage servicing assets was $15,000.

The changes in servicing assets measured using fair value are on included in detail in Note 6 to the accompanying unaudited consolidated financial statements. There are no recourse provisions for the loans that are serviced for others. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. For the six months ended December 31, 2014 and 2013, amounts recognized for loan servicing fees amounted to $197,000 and $190,000, respectively, which are included in other non-interest income in the consolidated statements of net income. The unpaid principal balance of mortgage loans serviced for others was $75.5 million and $71.8 million at December 31, 2014 and June 30, 2014, respectively.

Deposits and Borrowed Funds. The following table sets forth the Company’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At December 31,		At June 30,
	2014		2014
	Balance	Percent	Balance	Percent	Change	% Change
	(Dollars in Thousands)
Deposit type:
Demand deposits	$82,630	16.90%	$84,224	17.13%	$(1,594)	(1.89)%
Savings deposits	98,794	20.21%	102,909	20.93%	(4,115)	(4.00)%
Money market	99,229	20.30%	99,505	20.24%	(276)	(0.28)%
NOW accounts	50,989	10.43%	42,376	8.62%	8,613	20.33%
Total transaction accounts	331,642	67.84%	329,014	66.91%	2,628	0.80%
Certificates of deposit	157,250	32.16%	162,718	33.09%	(5,468)	(3.36)%
Total deposits	$488,892	100.00%	$491,732	100.00%	$(2,840)	(0.58)%

Deposits decreased $2.8 million, or 0.58%, to $488.9 million at December 31, 2014 from $491.7 million at June 30, 2014. Deposits decreased due a $1.6 million, or 1.89%, decrease in demand deposits, a $4.1 million, or 4.00%, decrease in savings deposits, a $276,000, or 0.28%, decrease in money market accounts and a $5.5 million, or 3.36%, decrease in time deposits. These decreases were offset by an increase of $8.6 million, or 20.33%, in NOW accounts. The Company’s focus remains to increase core deposits and reduce its time deposits.

Total borrowings (including both short-term and long-term advances) from the FHLB have increased $14.4 million, or 12.3%, to $130.8 million at December 31, 2014 from $116.4 million at June 30, 2014. The Company primarily used these FHLB borrowings to fund its loan demand.

Stockholders’ Equity. Stockholders’ equity decreased $1.4 million, or 1.6%, to $85.7 million at December 31, 2014 from $87.2 million at June 30, 2014. During the six months ended December 31, 2014, the Company purchased 158,100 shares of Company stock for $2.7 million at an average price of $17.04 per share pursuant to the Company’s previously announced stock repurchase programs. In addition, the Company repurchased 253 shares of Company stock, at an average price of $17.00 per share, in the six months ended December 31, 2014 in connection with the vesting of certain restricted stock grants issued pursuant to our 2008 Equity Incentive Plan. The Company repurchased these shares from an employee plan participant for settlement of tax withholding obligations. In addition, there was a $23,000 increase in accumulated other comprehensive income from June 30, 2014 to December 31, 2014 due to the continued impact of the rising interest rate environment on the fair value of securities available for sale, a $212,000 decrease in ESOP unearned compensation and a $3,000 decrease in equity incentive plan unearned compensation. Offsets to the increase in treasury stock and decrease in accumulated other comprehensive income were a $504,000 increase in retained earnings, and a $519,000 increase in additional paid-in capital. Our ratio of capital to total assets decreased to 12.1% at December 31, 2014 compared to 12.4% at June 30, 2014. The Company’s book value per share as of December 31, 2014 was $15.47 compared to $14.43 at June 30, 2014.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

Net Income. Net income for the three months ended December 31, 2014 was $170,000, or $0.03 per fully diluted share, as compared to $1.0 million, or $0.19 per fully diluted share, for the same period in 2013. The primary reason for the decrease in net income for the three months ended December 31, 2014 compared to 2013 was merger related expenses. Expenses associated with this merger totaled $695,000 for the three months ended December 31, 2014. The Company also recognized expenses associated with the contested shareholder meeting in 2014 of $371,000 for the three months ended December 31, 2014 compared to $408,000 for the three months ended December 31, 2013. Net income would have been $1.0 million, or $0.19 per fully diluted share, for the three months ended December 31, 2014 without merger and contested shareholder meeting expenses.

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

	Three Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield /Rate(5)	Average Outstanding Balance	Interest	Yield /Rate(5)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$515,746	$5,810	4.51%	$492,376	$5,728	4.65%
Investment securities	145,074	668	1.84%	147,790	691	1.87%
Federal funds sold and other short-term investments	13,219	8	0.24%	14,609	9	0.25%
Total interest-earning assets	674,039	6,486	3.85%	654,775	6,428	3.93%
Allowance for loan losses	(6,059)			(5,526)
Total interest-earning assets net of allowance for loan losses	667,980			649,249
Non-interest earning-assets	43,859			42,955
Total assets	$711,839			$692,204
Interest-bearing liabilities:
Savings deposits	$100,569	39	0.16%	$111,218	36	0.13%
Money market	99,696	105	0.42%	85,047	74	0.35%
NOW accounts	48,232	34	0.28%	45,908	29	0.25%
Certificates of deposit	157,509	548	1.39%	162,262	606	1.49%
Total deposits	406,006	726	0.72%	404,435	745	0.74%
Borrowed funds	129,605	555	1.71%	119,437	586	1.96%
Total interest-bearing liabilities	535,611	1,281	0.96%	523,872	1,331	1.02%
Demand deposits	85,205			79,316
Other non-interest-bearing liabilities	4,858			4,263
Total liabilities	625,674			607,451
Equity	86,165			84,753
Total liabilities and equity	$711,839			$692,204
Net interest income		$5,205			$5,097
Net interest rate spread (2)			2.89%			2.91%
Net interest-earning assets (3)	$138,428			$130,903
Net interest margin (4)			3.09%			3.11%
Average interest-earning assets to interest-bearing liabilities			125.84%			124.99%

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
(5) Yields and rates for the three months ended December 31, 2014 and 2013 are annualized.

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

	Three Months Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$267	$(185)	$82
Investment securities	(13)	(10)	(23)
Federal funds sold and other short-term investments	(1)	—	(1)
Total interest income	253	(195)	58

Interest expense:
Savings deposits	(4)	7	3
Money market	14	17	31
NOW accounts	2	3	5
Certificates of deposits	(17)	(41)	(58)
Total deposits	(5)	(14)	(19)
Borrowed funds	47	(78)	(31)
Total interest expense	42	(92)	(50)
Change in net interest income	$211	$(103)	$108

(1) Includes loans held for sale.

Interest Income.    Interest income increased to $6.5 million for the three months ended December 31, 2014 from $6.4 million for the three months ended December 31, 2013. This increase of $58,000, or 0.9%, was primarily the result of an increase in loan interest income of $82,000, or 1.4%, due to an increase in average balances, offset by a decrease in rates.

Interest Expense.    Interest expense for the three months ended December 31, 2014 was $1.3 million, which represented a decrease of $50,000, or 3.8%, from the three months ended December 31, 2013. This included a decrease in deposit interest expense of $19,000, or 2.6%, due to a decrease in rates, offset by an increase in the average balance of deposits. In addition, borrowings interest expense decreased $31,000 due to a decrease in rates, offset by an increase in average balance of borrowings.
Provision for Loan Losses.    The provision for loan losses decreased $150,000 for the three months ended December 31, 2014 compared to the same period in 2013. In December 2014 the Company credited to the allowance for loan losses a $601,000 recovery for a commercial loan that was charged-off in 2010. Total recoveries in the three months ended December 31, 2014 of $617,000 were partially offset by charge-offs of $592,000.

Non-interest Income.    For the three months ended December 31, 2014, there was a decrease in total non-interest income of $55,000, or 6.0%, compared to the three months ended December 31, 2013. For the three months ended December 31, 2014 compared to the same period in 2013, there was a $38,000, or 31.1%, decrease in other non-interest income which was mainily due to a $31,000 decrease in OREO rental income due to the sale of an OREO property. There was also a $15,000 decrease in customer service fees for the three months ended December 31, 2014 compared to the same period in 2013. During the three months ended December 31, 2014, the Company had a $104,000 gain on the sale of loans compared to $100,000 for the same period in 2013.

Non-interest Expense.    Non-interest expense increased $1.3 million, or 29.9%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The Company had an $872,000 increase in professional fees for the three months ended December 31, 2014 compared to the same period in 2013 mainly due to merger related expenses of $695,000 and an increase in other legal and professional fees of $133,000. Professional fees included contested shareholder meeting expenses of $371,000 for the three months ended December 31, 2014 and $408,000 for the three months ended December 31, 2013. There was a $207,000, or 9.1%, increase in salaries and employee benefits due to an increase in the number of employees and a $43,000, or 2.0%, increase in data processing expenses for the three months ended December 31, 2014 compared to the same period in 2013.

Income Taxes.    The Company’s combined federal and state effective tax rate increased to 67.9% for the three months ended December 31, 2014 compared to 36.1% for the same period in 2013. The increase in the effective tax rate was due to $493,000 of non-deductible merger expenses incurred by the Company in the three months ended December 31, 2014.

Comparison of Operating Results for the Six Months Ended December 31, 2014 and December 31, 2013

Net Income. Net income was $1.3 million, or $0.25 per fully diluted share, for the six months ended December 31, 2014 compared to net income of $2.2 million, or $0.41 per fully diluted share, for the same period in 2013. The primary reason for the decrease in net income for the six months ended December 31, 2014 compared to 2013 was merger related expenses. Merger expenses totaled $695,000 for the six months ended December 31, 2014. In addition to the merger, the Company had a contested shareholder meeting in November 2014 as well as November 2013. Professional fess included expenses associated with the contested shareholder meeting in 2014 of $371,000 compared to $410,000 in 2013. Net income would have been $2.2 million, or $0.40 per fully diluted share, for the six months ended December 31, 2014 without merger and contested shareholder meeting expenses. Net income would have been $2.5 million, or $0.46 per fully diluted share, for the six months ended December 31, 2013 without contested shareholder meeting expenses.

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

	Six Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield /Rate(5)	Average Outstanding Balance	Interest	Yield /Rate(5)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$516,208	$11,734	4.55%	$480,962	$11,237	4.67%
Investment securities	147,269	1,355	1.84%	145,520	1,318	1.81%
Federal funds sold and other short-term investments	9,948	12	0.24%	16,326	22	0.27%
Total interest-earning assets	673,425	13,101	3.89%	642,808	12,577	3.91%
Allowance for loan losses	(5,883)			(5,490)
Total interest-earning assets net of allowance for loan losses	667,542			637,318
Non-interest earning-assets	42,723			44,909
Total assets	$710,265			$682,227
Interest-bearing liabilities:
Savings deposits	$101,842	78	0.15%	$110,433	75	0.14%
Money market	99,866	215	0.43%	83,617	143	0.34%
NOW accounts	48,047	67	0.28%	45,362	61	0.27%
Certificates of deposit	157,985	1,098	1.39%	163,445	1,268	1.55%
Total deposits	407,740	1,458	0.72%	402,857	1,547	0.77%
Borrowed funds	126,801	1,107	1.75%	113,533	1,045	1.84%
Total interest-bearing liabilities	534,541	2,565	0.96%	516,390	2,592	1.00%
Demand deposits	83,724			76,442
Other non-interest-bearing liabilities	5,258			5,185
Total liabilities	623,523			598,017
Equity	86,742			84,210
Total liabilities and equity	$710,265			$682,227
Net interest income		$10,536			$9,985
Net interest rate spread (2)			2.93%			2.91%
Net interest-earning assets (3)	$138,884			$126,418
Net interest margin (4)			3.13%			3.11%
Average interest-earning assets to interest-bearing liabilities			125.98%			124.48%

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
(5) Yields and rates for the six months ended December 31, 2014 and 2013 are annualized.

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

	Six Months Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in Thousands)
Interest income:
Loans (1)	$807	$(310)	$497
Investment securities	16	21	37
Federal funds sold and other short-term investments	(8)	(2)	(10)
Total interest income	815	(291)	524

Interest expense:
Savings deposits	(6)	9	3
Money market	31	41	72
NOW accounts	4	2	6
Certificates of deposits	(41)	(129)	(170)
Total deposits	(12)	(77)	(89)
Borrowed funds	118	(56)	62
Total interest expense	106	(133)	(27)
Change in net interest income	$709	$(158)	$551

(1) Includes loans held for sale.

Interest Income.    Interest income increased to $13.1 million for the six months ended December 31, 2014 from $12.6 million for the six months ended December 31, 2013. This increase of $524,000, or 4.2%, was primarily the result of an increase in loan interest income of $497,000, or 4.4%, due to an increase in average balances, offset by a decrease in rates.

Interest Expense.    Interest expense for the six months ended December 31, 2014 was $2.6 million, which represented an increase of $27,000, or 1.0%, from the six months ended December 31, 2013. This included a decrease in deposit interest expense of $89,000, or 5.8%, due to a decrease in rates, offset by an increase in the average balance of deposits. The decrease in deposit interest expense was partially offset by an increase in borrowing interest expense of $62,000 due to an increase in average balances, offset by a decrease in rates.

Provision for Loan Losses.    The provision for loan losses decreased $100,000 for the six months ended December 31, 2014 compared to the same period in 2013. In December 2014 the Company credited to the allowance for loan losses a $601,000 recovery for a commercial loan that was charged-off in 2010. Total recoveries in the six months ended December 31, 2014 of $651,000 were offset by charge-offs of $658,000.

Non-interest Income.    For the six months ended December 31, 2014, total non-interest income decreased $189,000, or 9.4%, compared to the six months ended December 31, 2013. This decrease was primarily due to a $175,000, or 40.1%, decrease in other non-interest income which was mainly due to a $76,000 decrease in the fair value of mortgage servicing rights and a $57,000 decrease in OREO rental income due to the sale of an OREO property. During the six months ended December 31, 2014, the Company had a $218,000 gain on the sale of loans compared to $185,000 for the same period in 2013.

Non-interest Expense.    Non-interest expense increased $1.6 million, or 19.2%, for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The Company had an $868,000 increase in professional fees for the six months ended December 31, 2014 compared to the same period in 2013 mainly due to merger related expenses of $695,000 in 2014. There was a $469,000, or 10.4%, increase in salaries and employee benefits due to an increase in the number of employees and a $116,000, or 28.0%, increase in data processing expenses for the six months ended December 31, 2014 compared to the same period in 2013.

Income Taxes.    The Company’s combined federal and state effective tax rate increased to 43.1% for the six months ended December 31, 2014 compared to 36.1% for the same period in 2013. The reason for the increase in the effective tax rate is due to $493,000 of non-deductible merger expenses incurred by the Company in the six months ended December 31, 2014.

Minimum Regulatory Capital Requirements. As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes has changed the Bank’s category. The Company’s and the Bank’s capital amounts and ratios as of December 31, 2014 and June 30, 2014 are presented in the following table.

					Minimum To Be Well
			Minimum For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2014
Total capital (to risk weighted assets):
Consolidated	$91,262	17.6%	$41,516	8.0%	N/A	N/A
Bank	83,781	16.2%	41,390	8.0%	$51,738	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	85,455	16.5%	20,758	4.0%	N/A	N/A
Bank	77,974	15.1%	20,695	4.0%	31,043	6.0%
Tier 1 capital (to average assets):
Consolidated	85,455	12.0%	28,470	4.0%	N/A	N/A
Bank	77,974	11.0%	28,389	4.0%	35,487	5.0%

As of June 30, 2014
Total capital (to risk weighted assets):
Consolidated	$92,586	18.3%	$40,547	8.0%	N/A	N/A
Bank	80,715	15.9%	40,570	8.0%	$50,712	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	86,922	17.2%	20,273	4.0%	N/A	N/A
Bank	75,051	14.8%	20,285	4.0%	30,427	6.0%
Tier 1 capital (to average assets):
Consolidated	86,922	12.2%	28,420	4.0%	N/A	N/A
Bank	75,051	10.6%	28,297	4.0%	35,372	5.0%

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in between January 1, 2016 and January 1, 2019, at which time the full capital conservation buffer requirement will be effective. Management believes that the Company and the Bank will continue to exceed all minimum capital ratio requirements.

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

The Company's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2014, cash and due from banks, federal funds sold and short-term investments totaled $23.8 million, or 3.3%, of total assets, which is an increase of $11.1 million, or 87.9%, from June 30, 2014.

The Company also relies on outside borrowings from the FHLB as an additional funding source. Since June 30, 2014, the Company has increased FHLB borrowings by $14.4 million to a total of $130.8 million outstanding as of December 31, 2014. On that date, the Company had the ability to borrow an additional $99.6 million from the FHLB. At December 31, 2014 and June 30, 2014, the Company had an Ideal Way Line of Credit available with the FHLB of $2.0 million, of which there were no amounts outstanding. In addition, the Company had lines of credit with the Federal Reserve Bank of Boston and Bankers Bank Northeast totaling $7.4 million at December 31, 2014 and June 30, 2014, of which there were no amounts outstanding. As of December 31, 2014, the investments pledged for collateral with the Federal Reserve Bank of Boston had a market value of $10.4 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. The Company anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

Off-Balance Sheet Arrangements. In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Company’s loan commitments and other contingencies outstanding as of December 31, 2014 and June 30, 2014.

	December 31, 2014	June 30, 2014
	(In Thousands)
Commitments to grant loans (1)	$29,337	$20,380
Commercial loan lines-of-credit (2)	35,250	37,789
Unused portions of home equity lines-of-credit (3)	35,328	35,718
Unused portions of construction loans (4)	22,386	37,889
Unused portions of personal lines-of-credit (5)	1,766	1,828
Standby letters of credit (6)	515	500
Total loan commitments	$124,582	$134,104

(1) Commitments to grant loans are generally extended to customers for up to 60 days after which they expire.
(2) The majority of commercial loan lines-of-credit are written on a demand basis.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Company to measure its interest rate risk.

The following table sets forth, as of December 31, 2014, the estimated changes in the Company's net interest income that would result from the designated instantaneous and sustained changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

% Change in Estimated Net Interest Income over 12 months
400 basis point increase in rates	(4.75)%
300 basis point increase in rates	(3.10)%
200 basis point increase in rates	(1.76)%
100 basis point increase in rates	(1.23)%
100 basis point decrease in rates	(6.85)%

As indicated in the table above, a 200 basis point increase in interest rates is estimated to decrease net interest income by 1.76% and 3.10% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario for a 100 basis point decline in the level of interest rates is a decrease of 6.85%. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply this judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities - Not applicable

(b)     Use of Proceeds - Not applicable

(c)     Repurchase of Our Equity Securities - The Company repurchased 30,400 shares of Company stock for $517,000, at an average price of $17.00 per share, in the three months ended December 31, 2014 pursuant to the Company’s previously announced stock repurchase program. As of December 31, 2014, there were 206,664 shares available to be purchased under the program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1, 2014 - October 31, 2014	30,400	$17.00	30,400	206,664
November 1, 2014 - November 30, 2014	—	—	—	206,664
December 1, 2014 - December 31, 2014	—	—	—	206,664
	30,400	$17.00	30,400

(1)The stock repurchase program was announced on September 11, 2014.
(2)The stock repurchase program authorizes the repurchase of up to 275,525 shares.
(3)The stock repurchase program will expire on September 11, 2015.
(4)n/a
(5)In accordance with the terms of the merger agreement with Berkshire Hills the stock repurchase program will be discontinued and no other buybacks will commence.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1	Agreement and Plan of Merger, dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Hampden Bancorp, Inc. (6)
3.1	Certificate of Incorporation of Hampden Bancorp, Inc. (1)
3.2	Bylaws of Hampden Bancorp, Inc. (2)
3.3	Amendment #1 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (3)
3.4	Amendment #2 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (4)
3.5	Amendment #3 to Amended and Restated Bylaws of Hampden Bancorp, Inc. (5)
4.1	Stock Certificate of Hampden Bancorp, Inc. (1)
10.1*	Executive Compensation Proposal, dated as of November, 3 2014, by and between Berkshire Hills Bancorp, Inc. and Glenn S. Welch (6)
10.2*	Executive Compensation Proposal dated as of November 3, 2014, by and between Berkshire Hills Bancorp, Inc. and Luke D. Kettles (6)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer (filed herewith)
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)
101
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Net Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-137359), as amended, as filed with the SEC on September 15, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2011.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2013.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 4, 2014.

*	Denotes management compensation plan or contract.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPDEN BANCORP, INC.

Date: February 6, 2015	/s/ Glenn S. Welch

Glenn S. Welch
Chief Executive Officer and President

Date: February 6, 2015	/s/ Tara G. Corthell

Tara G. Corthell
Chief Financial Officer and Treasurer